Form 10-K
period 1999-12-31
FIRST ECOM COM INC
filed 2000-03-29
CIK 1095070

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ANNUAL REPORT


                                    Form 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999


                              FIRST ECOM.COM, INC.
               (Exact Name of Registrant as Specified in Charter)

           Nevada                     0-27753                    98-0206979
(State or Other Jurisdiction        (Commission                (IRS Employer
       of Incorporation)            File Number)             Identification No.)

902 Henley Building 5, Queen's Road Central, Hong Kong              SAR
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code        (852) 2801-5181

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $472,814,342

Number of shares of Common Stock outstanding: 18,185,167

Documents incorporated by reference: none

ITEM 1. BUSINESS

     The Company was formed on September 16, 1998 to facilitate electronic payment processing of e-commerce transactions for banks and their merchants through the medium of the Internet. The Company has developed an electronic gateway to convert consumers' credit card information collected by merchants on the Internet into a format that can be processed by banks. The Company acts as a payment system service provider between banks, on-line merchants and consumers. The principal geographic area in which the Company provides its services is throughout Asia. The Company charges merchants service fees for processing transactions through this gateway on their behalf. The Company plans to charge service fees to banks for providing them with the same service.

     The Company remains in development stage and, whilst it has begun to generate revenues, it is still in the process of acquiring and developing its software and hardware, training its personnel, performing research and development activities, and developing its markets. The Company earned revenues from operations in its first year through December 31, 1999 but they were insignificant.

     The Company incurred operating losses of $6.79 million in the year ended December 31, 1999 and on December 31, 1999 the Company's accumulated deficit was $6.79 million. Whilst the Company expects its accumulated deficit to grow for the foreseeable future, between November 15, 1999 and March 6, 2000 the Company privately placed with non-U.S. persons further securities totaling 5,478,500 new Units. 1,000,000 Units comprise one share and one warrant to purchase one share, and 4,478,500 Units comprise one share and one warrant to purchase one-third of a share. This private placing raised additional funds of $45,295,750, which the Company regards as sufficient to support the Company's development requirements through the year ended December 31, 2000. The Company's longer-term ability to emerge from development stage is of course ultimately dependent upon the successful start-up of operations, including implementing for customers the Company's operating software and hardware as well as developing sufficient markets.

Payment Processing Over The Internet

     The Internet consists of an inter-connected web of computers around the world. It has grown from a web of 1.3 million computers at the end of 1992 to over 70 million computers as of January, 2000. The Internet is now a key economic resource, serving commerce worldwide. New commercial services and products brought about as a result of this transformation will be more attractive if payments can be processed in electronic form quickly, securely and cheaply. The Internet has become a viable alternative to mail and telephone order business. From a base of $2.7 billion in 1996, on-line purchases of goods and services by consumers and businesses are expected to grow 150% through 1999 and 138% through 2000, and to reach $1.3 trillion by 2003.

     To purchase goods or services over the Internet, a customer generally visits a merchant's website to view and select these goods or services. Purchases are almost invariably paid for by credit card, and prior to furnishing the goods or services a merchant would require the customer to submit his credit card detail and permit the merchant seek authorization to charge the card for the purchase.

     To accept payment by credit card, a merchant establishes a bank account with a financial institution and has his web site specifically configured to accept payment by credit cards for goods or services ordered from him online. Payment procedures then comprise three steps: authorization, settlement and funds transfer:

     Authorization - when ordering goods or services, a customer is presented by the merchant's website with a "pay" form containing, as a hidden field, a digitally signed version of the purchase order. The consumer completes the form by filling in his order and shipping details and also his credit card information. When he confirms a purchase request, the customer's credit card details are sent over the Internet to a payment gateway in the form of an electronic mail message. The electronic mail message refers to the particular transaction and is an authorization request for the customer's credit card to be debited for the cost of the goods and services. Where a merchant's electronic commerce offering relies on the Company's payment gateway, the electronic mail message is encrypted and sent to that gateway. The Company's payment gateway verifies that the electronic mail message concerns a transaction involving a merchant whose website employs First Ecom payment processing. The payment gateway then routes the authorization request over the Internet to a payment switch. Payment switches are maintained by banks and other financial institutions and their role is to identify the type of card used and then route the information into the appropriate card network (e.g. VISA, MasterCard), where it is forwarded to the bank which issued the consumer's credit card.

     The issuing bank either approves or declines the transaction. Where it approves a transaction it blocks the relevant amount of funds in the consumer's account. Its response is routed back through the appropriate card network to the payment switch, over the Internet to the Company's payment gateway and finally over the Internet to the merchant's website and the consumer simultaneously. The entire process takes an average of 10 seconds, and so the consumer is advised almost immediately whether or not his purchase is approved. The merchant will from time to time review the status of transactions by using a Merchant Accounting Reporting System (MARS), the Company's proprietary software. This software runs on the Company's payment gateway and records the progress of purchases made by consumers.

     Settlement - The merchant will from time to time review his MARS account over the Internet to determine which purchases have been requested. In the case of those which have been approved, the merchant must then ship the goods or services. Once this has been done, the merchant is permitted to request settlement of the transaction, and does so by reviewing his MARS account and requesting settlement, usually on a batch by batch basis.

     Funds transfer - The settlement request from the merchant is routed over the Internet to the payment switch, through the appropriate card network to the bank which issued the consumer's credit card. The issuing bank then releases the funds to the merchant's bank, completing the payment process.

The Company and the Bank of Bermuda

     The Company owns and operates its own payment gateway, which is located in Bermuda. On May 6, 1999 the Company agreed with the Bank of Bermuda to connect this gateway to that bank's payment switch, which provides access to VISA, MasterCard and American Express. The Bank engaged the Company as a "master merchant" with authority to act on behalf of one or more individual merchants, each of whom have separate agreements with the Company. This arrangement allows the Company to connect individual merchants to the Bank of Bermuda without their having to establish a presence in Bermuda as would otherwise be required. This makes it easier for merchants to process their credit card transactions through the Company's payment gateway and the Bank of Bermuda's payment switch, into the credit card networks.

     The gateway began operation in late October 1999. As of March 1, 2000, 29 merchants had been authorized for connection to the Company's gateway and 7 merchants were transacting through that gateway. From September 1, 1999 to December 31, 1999, 157 transactions representing an aggregate value of $5,251 were processed through the Company's gateway. From September 1, 1999 to March 1, 2000, 1,214 transactions representing an aggregate value of $45,509 were processed. During the period September 1, 1999 to December 31, 1999, the average transaction value was approximately $33. During the period September 1, 1999 to March 1, 2000, the average transaction value was approximately $37. The Company charges the merchants fees equal to a percentage of value of the transaction. The percentage is greater for smaller transactions than for larger ones.

     In transactions undertaken by merchants through the Company's "master merchant" arrangement with the Bank of Bermuda, the Company is a principal and is therefore liable for any payment made by the bank to a merchant that uses the Company's gateway in the event the bank is unable to collect the payment from a cardholder because of a dispute. While the merchant would have a corresponding liability to the Company, the Company may ultimately be unable to collect the payment from the merchant. Whilst the Company has not yet formulated any procedures designed to prevent liability for disputed transactions, the Company has adopted procedures that are in its opinion adequate to mitigate liability for disputed transactions. These procedures include evaluating the creditworthiness of merchants initially and on an on-going basis and monitoring the number of disputed transactions by any merchant. Furthermore, the Company is now focusing its services on the needs of banks in Asia and during the second quarter of 2000 it plans to refer to those banks all merchants currently enjoying the "master merchant" relationship. This particular risk is therefore considered by the Company to be of limited duration and materiality.

     On February 1, 2000 the Company and the Bank of Bermuda signed a binding agreement to form First Ecommerce Data Services Limited, a joint-venture operation to house the Company's payment gateway and that bank's credit card switch business. The Bank of Bermuda agreed to provide card processing systems, staff, data processing center and other supporting features, including formal authorization and licenses with regard to the processing of credit card transactions by holders of VISA and MasterCard credit cards. The Company agreed to invest $3 million in cash for a 40% share of First Ecommerce Data Systems Limited. This new company will provide to banks and their merchants a wide range of credit card payment processing services, such as online and batch transaction processing for Visa, MasterCard, credit and debit cards, comprising authorization, electronic data transmission for settlement, and full transaction reporting. Banks and merchants will be able to manage, retrieve and archive the full range of data associated with the transactions processed on their behalf. Subject to obtaining the relevant regulatory approvals, this transaction is expected to be completed by March 31, 2000.

The Company's Technology

     The Company's payment gateway consists of two servers (each of which are powerful personal computers) located on the premises of the Bank of Bermuda. If one server fails, the other will process all the gateway's transactions until the failed server has been restored to service. The Company maintains engineers at all times to monitor the gateway and repair any server failure. The servers are connected to the Internet through separate Internet service providers, one in London and one in New York, to protect against Internet outages.

     Details of all transactions that are processed through the gateway are collected and stored on the MARS database on the payment gateway. Merchants access this information by web browser over the Internet using a personalized ID and password to review the status of transactions, so as to determine which require shipment of goods and which can be submitted for settlement.

     The Company's gateway, connected with the Bank of Bermuda's payment switch, allows transactions to be processed in multiple currencies. Thus, for example, a merchant whose web site is connected to the gateway can offer to sell its products around the world over the Internet priced in Yen, Pounds Sterling and U.S. Dollars.

     The Company provides software to the merchants that use its gateway to assist them in connecting their web sites to it. This software encrypts the transaction information sent over the Internet by the consumer to the gateway, which in turn encrypts the information that it sends to the Bank of Bermuda's switch. This encryption is 128-bit key length. The software can be provided to the merchant direct or to the merchant's specialist web designer or web hoster. A version of this software has been developed in conjunction with Microsoft Corporation and is available to Microsoft customers by way of download over the Internet as a "plug-in" to the Microsoft Site Server Commerce Edition suite of programs.

     The Company is operating in an area of business where new concepts, products and services are being featured on a regular basis. The Company believes it is important to identify and secure registration of all available intellectual property rights. The Company is in the course of registering trademarks for the name "First Ecom" in those countries it believes will serve as its principal markets or operational locations. The Company is also in discussion with counsel as to the proprietary nature of the systems run on the Company's payment gateway. No patent claims have been filed as of the date of this annual report, however.

Asia Internet Limited

     The software used by the gateway was developed on behalf of the Company by Asia Internet Limited, an independent contractor that is 30% owned by one of the Company's directors (see "Item 13 - Certain Relationships and Related Transactions") and which is in the course of being acquired by the Company. Pursuant to the terms of a technology development agreement, the Company may request from time to time that this contractor develop on behalf of the Company additional software. Particulars of required functionality, stated specifications and fees would be negotiated case by case. The development agreement is not exclusive and the Company may also elect to retain other persons to develop software for it. The development agreement provides that all intellectual property rights existing in any work performed for the Company belong to the Company. On March 16, 2000 the Company signed an agreement with the owners of Asia Internet to purchase the entire issued share capital of Asia Internet for a consideration of $1.2 million in cash and 24,870 shares in the Company. Subject to the completion of satisfactory due diligence procedures, this transaction is expected to be completed by March 31, 2000.

Canadian Technical Support

     The Company plans to establish an office in Toronto, Ontario, in order to build further technical expertise in North America and provide support to First Ecommerce Data Services of Bermuda. This office will initially engage two staff members and is expected to increase to over 20 during the course of the current year.

The Company's Strategy for the Future

     The Company plans to increase utilization of its payment gateway services through four strategic initiatives:

Turnkey solutions for merchants - the Company will increase the number of alliances with businesses which specialize in Internet development and related technologies, so as to enjoy greater referral of merchants requiring turnkey solutions. The Company has already formed strategic alliances with Federal Express, SUN Microsystems and Sybase, and has secured referral agreements with over 40 web hosting businesses, storefront suppliers and systems integrators. None of these agreements are exclusive and all may be terminated at short notice.

Ease of connection for merchants - the Company aims to simplify the software needed to connect a merchant with its gateway and make it easier to install and use. Towards this end, the Company engaged Microsoft to develop software that can be used in web sites to connect them to the Company's gateway. Microsoft completed this project in November, 1999.

Innovative solutions for merchants - the processing of e-commerce transactions can be tailored to specific industry-relevant solutions, e.g. Electronic Bill Presentment & Payment (EBPP). On November 26,1999 the Company signed an agreement with Peoples Telephone, a cellular telephone operator in Hong Kong, to provide EBPP services. The Peoples Phone web site has been connected to the Company's payment gateway so that customers can pay their phone bills by credit card over the Internet. The Company is remunerated with a percentage of the value of the credit card payments processed through the Company's gateway, plus a fixed additional fee per transaction for credit cards other than VISA International and MasterCard International.

Third Party Payment Processing for banks - the Company is seeking to provide its gateway service to merchant banks besides the Bank of Bermuda. The Company has recently signed memoranda of understanding with a number of banks in Hong Kong, Taiwan and Korea. Whilst these memoranda of understanding are not binding agreements, they provide a framework for the Company to work with the banks concerned so that the Company and each bank may examine and assess the technical and commercial demands and benefits of the banks outsourcing their Internet payment processing requirements to the Company. In the event that binding agreements are reached with these banks, the Company will provide e-commerce services to these banks' merchants.

     The Company has begun to develop its own payment switch product and plans to have it certified by the appropriate credit card networks so it can be used by many banks, enabling each to avoid having to maintain a switch of its own to connect to credit card networks. This switch product would also be able to process traditional (non-Internet) point-of-sale and ATM transactions. As with gateways, switches will be installed in multiple locations if the demand warrants. On March 16, 2000 the Company signed an agreement with Oasis Technology of Toronto, Canada to purchase from Oasis licenses for its Information Switching Technology (IST) and to have Oasis establish a dedicated customization team in order to develop the switch product to suit the Company's specific application requirements. The Oasis IST platform is a switching technology that routes data between destinations and provides a single platform for processing every type of e-payment transaction across private networks or the Internet. IST operates across the widest range of open UNIX and Windows NT-based systems and all payment processing systems can be integrated into the platform, which then consolidates all payment processing systems on a single infrastructure.

     The gateways and switches planned by the Company are expected to be suitable for transactions in multiple currencies using credit cards, debit cards and smart cards. Smart cards are cards that contain a microprocessor that can be programmed for multiple functions.

     Finally, the Company has begun the development of software that a shipper can use to record on his MARS account which goods have been shipped. By so doing, the merchant will automatically be made aware of those accounts where settlement may be requested. The Company and Federal Express have entered into a memorandum, which is not a binding agreement, setting out possible objectives that an agreement between them might have. This memorandum has been entered into for the sole purpose of facilitating discussions between the parties, however, and the parties may never actually reach an agreement.

     The Company believes that it has adequate funds to achieve these goals.

Sources of Revenue

     Through December 31, 1999 the Company received insignificant revenues from the operation of its payment gateway. If the Company can realize its goals as set forth above, revenue could potentially come from fees that banks and their merchants would pay to connect to the Company's gateway. Fees would also potentially be charged for each transaction processed through the gateway. These fees could be fixed for each transaction or variable based upon the size of the transactions. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Employees

     The Company has established its core base of developers and project managers in Hong Kong and intends to hire additional project managers in-house. The Company outsourced to Asia Internet the development of software to connect its gateway to merchants' websites and the purchase of Asia Internet should bring benefits and cost savings. The Company's network operations and e-commerce payment gateway and processing center located on the premises of Bank of Bermuda is supported seven days a week, 24 hours a day by qualified network and transaction processing personnel employed by Asia Internet Limited. The establishment of the Company's Toronto office will enable that support role to be undertaken from Toronto.

     The Company currently employs 43 full-time personnel and employee relationships are good. None of the Company's employees is a member of a labor union. During the second half of 1999 through early 2000 the Company has steadily built up its management team by adding senior executives with a track record in senior management, the information technology industry, e-commerce, and transaction processing. Further recruitment is planned for 2000 and this will include regional sales managers and sales executives, administrative managers and support personnel. Each major new project will be headed by a project manager, who will be supported by technical and administrative support staff. The Company has signed an agreement to purchase its technology developer, Asia Internet Limited and will absorb some 20 additional staff from that business. Over the next twelve months the Company expects to hire 40 new employees to help build the Company's technology and marketing efforts overseas.

Market

     The immediate market for the Company's services is facilitating electronic payment processing of e-commerce transactions for banks and their merchants. To date, two industry sectors have dominated e-commerce: computer hardware and software sales, and supporting functions within the travel business. The majority of remaining online commerce consists of the sale of miscellaneous consumables, including books, music, videocassettes, apparel, gifts, flowers, food and beverages. Several service sectors are now emerging to further fuel the demand for e-commerce. These include on-line stockbroking, banking, insurance, telecommunications, education, and technical and professional publications and information.

     The number and nature of commercial websites changes daily, with portals becoming increasingly sophisticated and easier to use. There were 414,000 such sites at the beginning of 1998 and this figure has been projected to rise to 1.6 million by end 2002. These websites offer an increasing array of goods and services, including computer hardware and software, travel arrangements, entertainment, financial services, and education. In order to sell these goods and services, banks and their e-merchant customers must be able to accept and process transactions on widely-held credit cards such as MasterCard, Visa and American Express, and in as many currencies as possible.

     Nearly 50% of households in the United States today have access to e-commerce via the Internet. Although the penetration is lower in Asia, it is growing rapidly. In Hong Kong, for example, only 20% of households have Internet access, but this figure is increasing at an annual rate of 20%. Of total e-commerce, however, 92% is currently generated through websites hosted in the United States.

Sales and Marketing

     The Company plans to be the third party processor of electronic transactions for many of the world's financial institutions and their merchants.

     The Company is initially focusing its efforts in Hong Kong and other Asian markets. The principal marketing office is located in Hong Kong. The Company is in the course of establishing marketing offices in Taiwan and the Philippines and a marketing and technical support office in Toronto, Canada. The Company plans to establish marketing offices as follows: in Korea by the second quarter of 2000; in Europe by the third quarter of 2000; and in Brazil, Japan and the United States by 2001.

     The Company has already secured an agreement with Peoples Telephone of Hong Kong whereby Peoples uses the Company's gateway together with the Bank of Bermuda to offer its customers the option of paying their telephone bills online. The Company will pursue similar relationships with airlines, telecom service providers, utilities, established e-commerce retailers, and major traditional retailers looking to build an e-commerce presence, particularly on a global basis.

     The Company has begun the process of marketing to banks in Hong Kong, Korea, Taiwan and the Philippines, many of whom are unable to process credit card transactions and serve e-merchants. In this connection, the Company has secured memoranda of understanding with banks in each of Hong Kong, Korea and Taiwan and plans to extend this effort throughout the rest of Asia.

     Websites, portals and Internet service providers are also potentially important sources of merchants. Internet Service Providers have begun offering e-commerce services and hosting storefronts and e-malls. The Company has already targeted a select number of websites, portals and Internet Service Providers with particular regional or global profiles and has signed referral agreements with over 40 parties. These agreements are non-exclusive and may be terminated at short notice.

     E-commerce website designers are also in a key position to refer business to the Company since they are responsible for designing and integrating payment links. From March 3, 1999 until December 31, 1999, the Company retained US Web/CKS Corporation, a large web-site design company to assist the Company in marketing to merchants. Mr. Cody Cain, a director of the Company until February 24, 2000, was an employee of US Web/CKS Corporation until December 31, 1999 and is now a full-time employee of the Company.

     Integral to all of these efforts is the hiring of experienced business development and sales employees. The Company engaged sales consultants in Korea and the Philippines in July 1999. In February 2000, the Company began to open offices in the Philippines and Taiwan and is in the course of employing a small marketing staff in each of these two locations.

Competition

     The most dominant participant in credit card processing is First Data Corporation, which enjoys a near monopoly of the industry in North America. Outside of North America, however, First Data is not dominant. In Asia, the Company's principal market, competition will come from three sources:

     o    Large merchants having their own gateways;

     o    Merchant banks maintaining their own gateways;

     o Internet service providers and similar businesses that host merchant web sites maintaining their own gateways.

     Many of these competitors are substantially larger than the Company, have longer operating histories and have much greater resources at their disposal.

     The Company believes that competition will be on the basis of price and quality of service. Because the Company's gateway and planned switch are to be shared by many merchants and banks, the Company believes that its prices will be competitive on the grounds of economies of scale. It should be cheaper for each bank and merchant to share the cost of the Company's gateway and (if developed) switch rather than maintain its own. Since operating gateways and switches will be the core business of the Company, it believes that it will have an advantage over merchants and banks in maintaining the highest quality of service possible. The Company's gateway already features the Merchant Accounting Reporting System
(MARS) program which collects and analyses information a merchant can use to determine which transactions are ready for collection. The Company will endeavor to develop services that enhance the value of its product, such as software that connects a shipper to the Company's gateway in order to allow the shipper to inform merchants when goods have been sent in response to a customer's order so that the merchant can collect the amount owing. To the best of the Company's knowledge, no other vendor presently offers access to a gateway combined with a bank and switch as well as the software to assist a merchant in connecting to it. Competitors of the Company, however, will have greater resources to allocate to the development and maintenance of a gateway and switch should they choose to do so.

     The Company's ability to offer, together with the Bank of Bermuda, the processing of transactions in multiple currencies is regarded by the Company as a competitive advantage. This feature should prove attractive to merchants (including U.S. merchants) by allowing, for example, purchasers in Japan to transact in Yen rather than United States dollars. At the moment, a US merchant looking to offer e-commerce to foreign purchasers must establish a banking relationship (and in many cases a local presence) in each foreign country, which in turn forces the merchant to integrate its systems with many banks instead of just one, and may in addition require payment of taxes in some jurisdictions where it has established a presence. The Company's system, on the other hand, will enable e-merchants to meet the requirement to transact in the currency of the customer's choice. Further, as the processing of the transaction will take place in Bermuda, this will not require the payment of taxes that would not otherwise be payable.

The Company

     The Company was incorporated on February 12, 1999 in the state of Nevada in the United States. On February 12, 1999, before issuing any shares of capital stock, the Company consummated an agreement and plan of merger with JRL Resources Corp., a Florida corporation, whereby JRL's 12,040,000 outstanding shares of common stock were converted into 12,040,000 shares of the Company's common stock on a one-for-one basis. JRL was incorporated in Florida on November 13, 1996 and was inactive from the time of its formation until its merger with the Company. Before August 18, 1998, JRL was named Vantage Sales Corp. Shortly before this merger, JRL had acquired all the outstanding capital stock of First Ecommerce Asia Limited, now the Company's only direct subsidiary, which is located in Hong Kong.

First Ecommerce Asia Limited was incorporated in Hong Kong on September 16, 1998. Before December 10, 1998, it was named Gold Pacific Management Limited. On January 28, 1999 all of First Ecommerce Asia Limited's outstanding shares of common stock were exchanged for 985,000 of JRL's 1,025,000 then-outstanding shares plus 3,015,000 newly issued shares, and it became a wholly owned subsidiary of JRL. For accounting purposes, this transaction was treated as an acquisition of JRL by First Ecommerce Asia Limited, and therefore the financial information contained herein is only presented from September 16, 1998, the date on which First Ecommerce Asia Limited was formed. JRL had no operations before this date. When JRL was merged into the Company, First Ecommerce Asia Limited became the subsidiary of the Company.

     The Company's headquarters are presently located at 8th Floor, Henley Building, 5, Queen's Road Central, Hong Kong SAR.

Risk Factors

     The Company is in development stage and an investment in the Company's common stock involves a high degree of risk. The Company's business and results of operations could be seriously harmed and the trading price of the Company's common stock could decline should any of these risks come to fruition.

     The Company's Limited Operating History May Prevent it From Achieving
Success

     The Company's date of inception was September 16, 1998. It has a limited operating history, which may prevent it from achieving success. The Company's revenue and income potential are unproven. It will encounter challenges and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets.

Chief among these challenges and difficulties are:

     o    persuading banks to outsource their internet credit card processing;

     o    proving its payment processing technology

     o    finding and hiring personnel with an expertise in:

          -    computer software and hardware technology;

          -    banking;

          -    internet strategy for merchants; and

          -    credit card processing.

     It may fail to address any of these challenges and failure to do so would seriously harm the Company's business and operating results. In addition, because of the Company's limited operating history, it has limited insight into trends that may emerge and affect the Company's business.

     The Company has Incurred Losses and Expects Future Losses

     The Company has experienced operating losses in each period since inception and expects these operating losses to continue in the foreseeable future. On December 31, 1999, the Company had an accumulated deficit of $6.79 million. The Company expects to increase its operating expenses significantly. As a result, the Company will need to increase its revenues significantly to achieve profitability. The Company's failure to increase its revenues significantly would seriously harm the Company's business and operating results. In fact, the Company may not have any revenue growth.

     Future Operating Results Will Likely Fluctuate

     The Company's quarterly operating results will likely vary significantly in the future. As a result, period-to-period comparisons of the Company's operating results will not be meaningful and should not be relied upon as indicators of the Company's future performance. In the future, the Company's operating results may be below the expectations of securities analysts and investors. The Company's failure to meet these expectations would likely depress the market price of the Company's common stock. To date, the Company has not had sufficient operating results to gauge any period-to-period fluctuations. In the future, the Company expects to receive revenues from one-time initiation fees when banks or merchants connect to the Company's system and from ongoing fees that will be a fixed amount per transaction and a variable amount based upon the size of the transaction. The revenues received in any period will vary with the number and size of transactions that are processed through the Company's system. The number and size of transactions processed by each bank or merchant will be outside the control of the Company. The Company may be able to add to its number of banks and merchants by increasing its marketing efforts and thereby expand the overall number of transactions and generate more transaction fees. However, its ability to add banks and merchants will depend in part upon the speed with which they wish to begin transacting business over the Internet, a factor over which the Company has no control.

     The Company Expects Significant Increases in Operating Expenses

     The Company intends to increase operating expenses as it:

     o Increases sales and marketing activities, including expanding the Company's sales force;

     o    Increases technical support and development; and

     o    Expands customer support.

     The amount of this increase will depend entirely upon the extent to which the Company undertakes the above activities given its resources at the time. With these additional expenses, the Company must significantly increase its revenues in order to continue as a going concern and ultimately to become profitable. These expenses will be incurred before the Company generates any significant revenues by this increased spending. If the Company does not significantly increase revenues from these efforts, the Company's business and operating results would be seriously harmed.

     The Company Depends on the Growth of Its Customer Base

     The Company's success is substantially dependent on the growth of its customer base of merchants and banks that use its gateway (and, if it completes the development of one, its switch). If it fails to increase its customer base, its business and operating prospects would be seriously harmed. The Company's ability to attract customers will depend on a variety of factors, including the price and quality of the Company's services as well as the Company's ability to market its products and services effectively.

     The Company's Markets Are Highly Competitive

     The Company's markets are new, rapidly evolving and highly competitive, and it expects this competition to persist and intensify in the future. The Company's failure to maintain and enhance its competitive position could seriously harm its business and operating prospects. It will encounter competition from a number of sources.

     The Company's competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company. Many of these competitors have extensive customer bases and strong customer relationships that they could leverage, including relationships with the Company's current and potential customers. These competitors also have significantly more established customer service organizations than the Company does. In addition, these competitors may adopt aggressive pricing policies. Now processing at the rate of 5 billion credit card transactions annually, First Data Corporation of Atlanta, Georgia is regarded by the Company as dominating credit card processing in North America.

     The Company Needs to Develop and Expand Its Sales and Marketing
Capabilities

     The Company needs to expand its marketing and sales operations in order to increase market awareness of the Company's services and generate increased revenues. Competition for qualified sales personnel is intense, however, and the Company may not be able to hire enough qualified individuals in the future. The Company plans to establish marketing offices in other Asian locations during 2000, and thereafter in Europe and North and South America by 2001. One office will be opened in each region initially, and additional offices will be opened if demand requires. The Company's services require sophisticated sales effort targeted at senior management of the Company's prospective customers, which are principally banks and large international conglomerates. The Company has only been marketing its services since early 1999.

     The Company Must Manage Its Growth and Expansion

     The Company's historical growth has placed, and any future growth is likely to continue to place, a significant strain on the Company's resources. Any failure to manage growth effectively could seriously harm the Company's business and operating results. To be successful, the Company will need to implement management information systems, improve operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among executive, technical, accounting, finance, marketing, sales and operations organizations. In addition, the Company's growth has resulted, and any future growth will result, in increased responsibilities for management personnel.

     The Company Must Retain and Attract Key Personnel

     The Company's success depends largely on the skills, experiences and performance of the members of its senior management and other key personnel. The Company needs employees with knowledge of Internet and computer technology, banking, Internet marketing strategy and credit card processing. The Company may not be successful in attracting, assimilating or retaining qualified personnel. In addition, the Company's future success will depend on the Company's ability to continue attracting and retaining highly skilled personnel. Like other companies in Hong Kong the Company faces intense competition for qualified personnel.

     Reliance On Key Personnel

     The Company considers Gregory M. Pek and Ravi K. Daswani to be key employees. The loss of either of them could seriously harm the Company's business. The Company does not maintain key man life insurance for either of these employees.

     The Company Will Be Liable For Certain Accounts Receivable That Banks Are Unable to Collect From Credit Cardholders

     If a merchant that uses the Company's gateway in the Company's "Master Merchant" arrangement and receives payment from a bank for a transaction that a purchaser is not obligated to pay because of fraud, failure on the part of the merchant to ship the purchased goods, sales return or other dispute, the Company will be obligated to reimburse the bank for the amount of the payment and the Company may be unable to collect the amount of the reimbursement from the merchant.

     The Company Depends on Continued Use of the Internet and Growth of
E-commerce

     Rapid growth in the use of the Internet has occurred only recently. As a result, its acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

     The Internet may not be accepted as a long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. The Company's success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the necessary speed, data capacity, security and hardware for reliable Internet access and services.

     Thin Public Market for The Company's Common Stock; Stock Price May
Fluctuate

     The Company's common stock is sometimes very thinly traded. Its trading price may not be an accurate reflection of the Company's value. The market price of the Company's common stock may fluctuate significantly in response to a number of factors, some of which (such as interest rates, general economic conditions and trading multiples of comparable companies) are beyond the Company's control, and some of which (such as operating results and announcements of new products) are within the Company's control.

     Future Sales of Shares Could Affect The Company's Stock Price

     If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, the market price of the Company's common stock could fall. Of the Company's outstanding common stock, 53.4% is eligible for sale in the public market immediately.

     Shareholders Will Receive No Dividends

     The Company has never paid dividends and has no current plans to do so. Given the Company's financial position, it is unlikely that it will pay any dividends in the foreseeable future. The Company plans instead to retain earnings, if any, to fund internal growth.

     Special Note Regarding Forward-Looking Statements

     This document contains forward-looking statements. These statements relate to future events or the Company's future financial performance. In some cases, one can identify forward-looking statements by terminology. For example, "may", "will", "should", "expect.., "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue", or the negative of these terms or other comparable terminology, indicate forward-looking statements. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, one should specifically consider various factors, including the risks outlined in the Risk Factors section. These factors may cause the Company's actual results to differ materially from any forward-looking statement.

     Although it believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Accordingly, neither the Company nor any other person assumes responsibility for whether the forward-looking statements ultimately prove accurate. The Company will not update any of the forward-looking statements after the date of this annual report to conform them to actual results or to changes in the Company's expectations that occur after the date of this annual report.


ITEM 2. PROPERTIES.

     The Company does not own any real property. It leases 8,740 square feet of office space at the address of its headquarters in Hong Kong for $41,890 per month. This lease expires on March 21, 2001. Asia Internet leases 2,100 square feet of office space in Kowloon, Hong Kong for $4,470 per month. The Company also occupies office space for network operations and processing center rent-free on the premises of the Bank of Bermuda in Bermuda. The Company has not yet entered into agreements to lease property in respect of its new offices in Canada, the Philippines and Taiwan but expect to do so in the near future. The Company otherwise believes that its present facilities are adequate to meet its current business requirements and that suitable facilities for expansion will be available when necessary.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings which, in its opinion, after consultation with legal counsel, could have a material adverse effect on the Company. However, the Company is involved in ordinary routine litigation incidental to its business.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's common stock has traded on the OTC Bulletin Board under the symbol "FECC" since March 8, 1999, has traded on the Berlin over-the-counter stock exchange since January 27, 2000 and has been listed on the Bermuda Stock Exchange since December 23, 1999. In addition, the Company's Units (each of which consists of one share of common stock and a warrant to purchase one third of a share of common stock) have been listed on the Bermuda Stock Exchange since December 23, 1999. The following table sets forth the high and low closing prices for the common stock for the periods indicated.


1999                                        High                 Low
-----------------------------------   ----------------   -------------------

Fourth Quarter                             $10.31               $6.69
Third Quarter                               11.38                6.69
Second Quarter                              12.13                5.88
First Quarter                                7.25                2.25

     As of March 1, 2000 there were approximately 43 holders of record of the common stock and 2 holders of the Units. On March 1, 2000, the closing sales price of the Company's common stock was $30.44 per share.

     The Company has not paid any cash dividends on its Common Stock and does not presently intend to do so. Future dividend policy will be determined by its Board of Directors on the basis of its earnings, capital requirements, financial condition and other factors deemed relevant.

     The transfer agent and registrar of the Company's Common stock is Nevada Agency and Trust Company, 50 West Liberty, Suite 880, Reno, Nevada 895O1. The transfer agent and registrar of the Company's Units is The Bank of Bermuda Limited, 6 Front Street, Hamilton, Bermuda.

Recent Sales of Unregistered Securities

     JRL Resources Corp. issued 3,015,000 shares of its common stock to the shareholders of First Ecommerce Asia Limited (Messrs. Pek and Daswani) on January 28, 1999 in return for all the outstanding equity of that company. This issuance was exempt from registration pursuant to Regulation S. On the same date, JRL Resources Corp. issued 8,000,000 shares of its common stock in a transaction exempt from registration under Regulation S to financial advisors for services rendered in connection with organizational activities at a deemed value of $308,000, which includes $8,000 of cash received. These advisors, and the number of shares issued to each, were:

                                                            Shares
                                                            ------

              Beaconsfield Corporation
              Nassau, Bahamas                              450,000

              Claritas Trading Ltd.
              Turks & Caicos Islands, BWI                  480,000

              Crescent Group SA
              Nassau, Bahamas                              480,000

              Ermine Overseas Ltd.
              British Virgin Islands                       500,000

              Gastinough Incorporated
              Nassau, Bahamas                              500,000

              Georgina Industries limited
              British Virgin Islands                       450,000

              Hawk Management Ltd
              Turks & Caicos Islands                       450,000

              Hildesheim Kapital GmbH
              Alofi, Niue                                  450,000

              Inversiones Arturo S. A
              Republic of Panama                           450,000

              Richard N. Jeffs
              Vancouver, British Columbia                  300,000

              Kaleyard Corp.
              Nassau, Bahamas                              480,000

              James R. King, Jr
              Vancouver, British Columbia                  300,000

              Marble Hall Investments Ltd
              Douglas, Isle of Man                         480,000

              Minglow Management S.A
              Republic of Panama                           500,000

              Octavia Kapital GmbH
              Alofi, Niue                                  500,000

              Rockridge Estates Ltd.
              Nassau, Bahamas                              450,000

              Robert Smith
              North Vancouver, British Columbia            300,000

              Wherry Trading S. A
              Republic of Panama                           480,000

     The services they rendered were in the nature of financial and business advice related to finding, evaluating, financing and negotiating the acquisition of First Ecommerce Asia Limited. In connection with rendering these services, they paid for their own out-of-pocket expenses, including attorneys' fees.

     On February 12, 1999 the Company (which had not previously issued any capital stock) issued 12,040,000 shares of its common stock to the shareholders of JRL Resources Corp. in connection with merging JRL into the Company. These issuances were exempt from registration under Regulation S and Rule 504.

     The Company issued 500,000 shares of its common stock to Gera Unternehmen GmbH, of Alofi, Niue outside the United States on March 3, 1999 at a price of $4.00 per share. This issuance was exempt from registration pursuant to Regulation S.

     The Company issued a 12% promissory note due November 10, 1999 (subsequently extended to January 12, 2000) in the principal amount of $1,000,000 at par to Private Investment Company Ltd., Nassau, Bahamas on August 10, 1999. This note was convertible into shares of the Company's common stock at the rate of $8 per share. The note was accompanied by five-year warrants to purchase 100,000 shares of the Company's common stock for $8.50 per share. These issuances were exempt from registration pursuant to Regulation S. Principal and interest on that note were repaid in full on December 29, 1999. The five-year warrants remain outstanding.

     On September 8, 1999, the Company issued 166,667 shares of its Common Stock to Tradewinds Investments Ltd., Nassau, Bahamas outside the United States at a price of $9 per share. The issuance was exempt from registration pursuant to Regulation S.

     On November 26, 1999 the Company issued 1,000,000 units, each of which consists of one share of common stock and a five-year warrant to purchase one share of common stock for $7.80, to The Bank of Bermuda Limited, Hamilton, Bermuda outside the United States for $6.50 per unit. This issuance was exempt from registration pursuant to Regulation S.

     On December 21, 1999 the Company issued 1,250,000 units, each of which consists of one share of common stock and a five-year warrant to purchase one-third of a share of common stock for $7.80 per whole share, to clients of Lines Overseas Management (Cayman) Limited, Hamilton, Bermuda outside the United States for $6.50 per unit. This issuance was exempt from registration pursuant to Regulation S.

     On March 6, 2000 the Company issued 3,228,500 units, each of which consists of one share of common stock and a five-year warrant to purchase one third of a share of common stock for $11.40 per whole share, to the investors named below outside the United States for $9.50 per unit. This issuance was exempt from registration pursuant to Regulation S:

                                                                Units
                                                                -----
Power Broadcasting Inc,                                       1,000,000
Canada
Lines Overseas Management,                                      616,500
Bermuda
Tung Tai Securities,                                            550,000
Hong Kong
Asia Icon Sdn Bhd,                                              210,000
Malaysia
Douglas Moore,                                                  200,000
Hong Kong
Vic Enterprises,                                                168,000
Singapore
Ultra Asia Phoenix Fund,                                        100,000
Isle of Man
Classic Fund                                                    100,000
Hong Kong
Sunder Khemlani,                                                 67,000
Hong Kong
Macondray & Co, Inc,                                             50,000
Singapore
Kelton International                                             50,000
England
Ashok Kirpalani,                                                 33,000
Hong Kong
Olivia Lee,                                                      30,000
Hong Kong
Desiderata Holdings,                                             27,000
Singapore
Bunga Raya Investments,                                          27,000
Singapore


ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's audited consolidated financial statements appearing elsewhere herein.

                                                                                   For the year ended      From September 16,
                                                                                   December 31, 1999       1998 (date of
                                                                                   and cumulative since    inception) to
                                                                                   inception               December 31, 1998
                                                                                   US$                     US$
Revenue
Set up fee and processing income                                                         2,634                      --

Operating expenses
General and administration expenses
Staff costs                                                                         (1,725,191)                     --
Stock compensation costs                                                              (646,532)                     --
Organizational costs                                                                  (300,000)                     --
Advertising and promotion                                                             (252,179)                     --
Legal,  professional and technology development fees                                (1,858,745)                     --
Traveling and entertainment                                                           (408,780)                     --
Depreciation                                                                          (250,382)                     --
Operating lease charges in respect of properties                                      (276,431)                     --
Other operating expenses                                                              (638,616)                     --
                                                                                   -----------             -----------
                                                                                    (6,354,222)                     --
Other income/(expenses)
Interest income                                                                         36,761                      --
Interest expense                                                                      (471,424)                     --
                                                                                   -----------             -----------
                                                                                      (434,663)                     --
                                                                                   -----------             -----------
Net loss for the year/period                                                        (6,788,885)                     --
                                                                                   ===========             ===========
Basic and diluted loss per share applicable to common stockholders                       (0.56)                     --
                                                                                   ===========             ===========
Weighted average shares used in computing per share amounts                         12,043,662                      --
                                                                                   ===========             ===========

                                                                                                           As at December 31
Balance Sheet Data:                                                                1999                    1998
                                                                                   US$                     US$
Current Assets                                                                      12,159,946                      --
Property and Equipment                                                               1,046,237                      --
Total Assets                                                                        13,206,183                      --
Deferred Rent                                                                           62,017                      --
Obligations under capital lease                                                          3,788                      --
(including current installments)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.

     The only material financial transactions have been capital raising, paying the costs of forming the Company, funding the development of the Company's payment gateway and associated reporting features, and commencing limited marketing initiatives and operations. The Company is a corporation with a limited operating history. Its date of inception was September 16, 1998. It is a development stage company with minimal operating revenues to date. The Company has begun to derive revenues from one-time initiation fees when merchants connect to the Company's payment gateway and from ongoing transaction fees that are variable with the size of the transaction being processed. These are as yet insignificant but the Company expects transaction fee revenues to grow. The Company also expects to derive revenues from one-time initiation fees when banks connect to the Company's payment gateway and from ongoing transaction fees which will be charged at a flat rate. However, the Company has insufficient operating history on which to base an evaluation of its business and prospects. Any such evaluation must be made in light of the risks frequently encountered by companies in their early states of development, particularly for companies in the rapidly evolving sector related to the Internet. See "Item 1. Business - Risk Factors". There is no assurance that the Company will be successful in addressing these risks and if it fails to do so its financial condition and results of operations would be materially adversely affected.

     In instances where a bank is unable to collect from a cardholder because of fraud, failure of the merchant to ship goods, sales returns or other disputes, the merchant is liable for the uncollected amount. If the amount cannot be collected from the merchant, however, then the Company, where that merchant is engaged under the Company's "Master Merchant" arrangements with the Bank of Bermuda, will have to reimburse the bank for the uncollected amount. The Company has adopted procedures aimed at evaluating the credit of merchants initially and on an ongoing basis and at monitoring each merchant's transactions for excessive disputes.

     The Company's agreement with the Bank of Bermuda gives the bank the right to retain a percentage (determined solely by the bank) of any day's remittances as security for disputed items. It can hold this amount for up to 180 days, at which time it must release it to the Company unless a dispute over it has developed. Amounts so retained by the bank will not have to be paid to the merchant until they are first received by the Company. Alternatively, the bank at its sole option may require the Company to deposit with it an amount, determined solely by the bank, that the bank will hold as security for disputed items. The amount of the deposit must be evaluated by the bank at least every 180 days and, if necessary, increased or reduced to reflect more or less risk from disputed items as a result of greater or lesser volume of transactions or otherwise. Although its present arrangements with merchants do not presently so provide, the Company plans to require that the merchant whose disputed transactions cause the Bank of Bermuda to require the Company to put up a security deposit reimburse the Company and agree to be repaid only when the bank refunds the security deposit. The Company believes that this measure will prevent the requirement that it post a security deposit from having any material impact on its financial position or its liquidity. Moreover, as is explained in "Item 1 -

Business", the Company plans to refer those merchants enjoying the "master merchant" relationship to other banks once the Company has commenced providing its services to them, and as a consequence expects this particular risk eventually to be eliminated.

Results of Operations.

     Because the Company's date of inception was September 16, 1998, no period to period comparison of operations is possible. Operating expenses incurred for the ended December 31, 1999 were $6,354,222, and represent the cost of forming the Company, building its infrastructure, hiring and paying employees, and advertising and marketing. As of December 31, 1999, the Company had an accumulated deficit of $6,788,885.

     The expenses (and two offsetting revenue sources) that make up the accumulated deficit are:

Expense (Revenue)                                                       Amount
-----------------                                                       ------
                                                                           $
Set up fee & processing income                                           (2,634)
Interest Income                                                         (36,761)
Staff costs                                                           1,725,191
Stock compensation                                                      646,532
Organizational costs                                                    300,000
Advertising and promotion                                               252,179
Legal, professional and
  technology development fees                                         1,858,745
Traveling costs                                                         408,780
Interest                                                                471,424
Depreciation                                                            250,382
Recruitment costs                                                       151,131
System development costs                                                156,536
Operating lease charges
  in respect of properties                                              276,431
Others                                                                  330,949
                                                                     ----------
                                                                      6,788,885
                                                                     ==========

Liquidity and Capital Resources.

     On March 3, 1999, the Company issued 500,000 shares of Common Stock at $4.00 per share to raise $2,000,000 in working capital.

     On August 10, 1999, the Company issued a promissory note in principal amount of $1,000,000 at par to Private Investment Company Ltd. to raise working capital. This note bore interest at the rate of 12% per annum, had an original maturity date of November 10, 1999 (subsequently extended to January 12, 2000) and was fully repaid on December 29, 1999. This Note was accompanied by separable five-year warrants to purchase 100,000 shares of Common Stock at $8.50 per share, the last trade price on August 6, 1999.

     On September 8, 1999, the Company issued 166,667 shares of Common Stock at $9 per share to raise $1,500,000 of working capital.

     On October 27, 1999 the Company borrowed $250,000 and on November 12, 1999 it borrowed $500,000 from Pacific Capital Markets, which is owned by Richard N. Jeffs, James R. King, Jr. and Robert Smith, all shareholders of the Company. These loans were evidenced by demand promissory notes and were due for repayment on January 12, 2000. These loans were fully repaid as to principal and all but $27,007 of interest on December 29, 1999. The balance of $27,007 of outstanding interest was paid on January 10, 2000.

     In November, 1999 the Company retained Prudential Securities Inc. to complete a private offering before March 31, 2000. The offering was to comprise common stock and warrants to purchase common stock, all in the form of restricted securities. An aggregate of $45,295,750 was raised during the period of this engagement, which was completed on March 6, 2000.

     On November 26, 1999, the Company issued 1,000,000 units, each of which consisted of one share of common stock and a warrant to purchase one share of common stock for $7.80 at any time for five years, to the Bank of Bermuda Limited to raise $6,500,000 of working capital. On December 23, 1999 the Company issued 1,250,000 units, each of which consisted of one share of common stock and a warrant to purchase one third of one share of common stock for $7.80 per whole share at any time for five years, to Lines Overseas Management of Bermuda to raise $8,125,000 of working capital. On March 6, 2000 the Company issued 3,228,500 units, each of which consisted of one share of common stock and a warrant to purchase one third of one share of common stock for $11.40 per whole share at any time for five years, to a number of non-U.S. persons to raise $30,670,750 of working capital. These financings represent the sole sources of the Company's working capital to date.

     In September 1999, the Company paid $1,500,000 to a consultant in full satisfaction of an obligation under a Consulting Agreement dated for reference March 5, 1999 pursuant to which the consultant will render services to the Company through August 31, 2000.

     These services are:

     o introducing the Company to investment banks, institutional investors, and high net worth individual investors and assisting in negotiating the terms of debt, equity or convertible debt financing as required by the Company;

     o designing and implementing a public relations program for the Company to broaden exposure to the Company's services, and introducing the Company to potential customers and partners and helping to negotiate the terms of any arrangement with them;

     o designing and implementing a program to broaden the Company's exposure to financial industry analysts, financial institutions, brokerage firms, individual brokers and the investing public;

     o developing an advertising strategy for the Company that may involve electronic, print or broadcast advertising to promote the development and marketing of the Company's products and services.

     The consultant is required to bear all costs (including out-of-pocket expenses) incurred in connection with providing the above-described services.

     On March 15, 2000, the Company had $39,815,425 of cash, cash equivalents and marketable securities available to fund operations. At the rate the Company is currently using cash (approximately $550,000 per month), this amount would be sufficient to enable the Company to maintain its current operations for approximately 36 months and fund the development of those systems it plans to introduce within the current year.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

     The Company initially intends to market its services throughout the Asia-Pacific region and ultimately into North America and Europe. As a result, its financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in its existing and potential markets. To-date, a substantial majority of the Company's revenue has been made in Hong Kong dollars, its functional currency. The Company's interest income is sensitive to changes in the general level of Hong Kong and U.S. interest rates. However, due to the short-term nature of its investments, the Company believes that there is no material risk exposure.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and reports of the Company's independent public accountants are filed as part of this report on pages F-1 through F-26.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages, and terms of office of directors and executive officers of the Company who held office during the year ended December 31, 2000 and who have been appointed subsequent to the year end are set forth below:

Name                            Position With Company

Gregory M. Pek(1)               Director, President, and Chief Executive Officer
Ravi K. Daswani(1)              Director & Chief Operating Officer
Ermanno Pascutto(1)             Director
Cody Cain(2)                    Director
Douglas Moore(1)                Director
Ian G. Robinson (1),(3)         Director
Raymond Chan                    Executive Vice President, Marketing
Anders Green                    Country Manager - Philippines
Chris Yau                       Country Manager - Taiwan
Mike Mahboobani                 Executive Vice President, Systems & Technology
John R. Brewer                  Secretary & Chief Financial Officer

(1)  Member of the Company's Board of Directors

(2) Mr. Cain resigned as a Member of the Company's Board of Directors on February 24, 2000

(3) Mr. Robinson was appointed as a Member of the Company's Board of Directors on February 24, 2000

     Gregory M. Pek, 44, has been a Director of the Company and the President and Chief Executive Officer of the Company since March 3, 1999 and has been a Director of First Ecommerce Asia Limited since its inception. He was from March 1994 to February 1999 an executive officer of David Resources Company Limited, Kong Tai International Holdings Company Limited and from 1998 to February 1999 a director of Singapore Hong Kong Properties Investment Limited. Before 1994, Mr. Pek was a director and officer of a number of public companies in Canada.

     Ravi K. Daswani, 33, has been a Director of the Company and Chief Operating Officer of the Company since March 3, 1999 and has been a Director of First Ecommerce Asia Limited since its inception. He was from December 1997 to February 1999 the managing director and co-owner of Asia Internet Limited, a Hong Kong Internet service provider. For more than three years before December 1997, he resided in Panama where he was managing director of a wholesale and retail apparel business.

     Ermanno Pascutto, 46, has been a Director of the Company since March 3, 1999. He is a Canadian and Hong Kong lawyer with extensive experience in securities regulation and corporate governance. Mr. Pascutto has been for more than five years a partner with Goodman Phillips & Vineberg working in the in Toronto and Hong Kong offices of the firm. Before that Mr. Pascutto was deputy chairman and executive director of the Hong Kong Securities and Futures Commission where, among other things, he was involved in the regulation of listed companies. Prior to his joining the Hong Kong SFC, he was executive director and chief operating officer of the Ontario Securities Commission.

     Ian Robinson, 61, has been a Director of the Company since February 24, 2000. Mr. Robinson is a Chartered Accountant and a former senior partner of the Hong Kong office of the international accountancy firm Ernst & Young. He is a Member of the Hong Kong Housing Society and a member of its Audit Committee. He also serves on the boards of several of Kerry Packer's Consolidated Press Group companies.

     Douglas Moore, 42, has been a Director of the Company since October 27, 1999. Since 1994, Mr. Moore has worked for Credit Suisse in Hong Kong and is currently the director of Credit Suisse Investment Advisory (Hong Kong) Limited, a wholly owned subsidiary of Credit Suisse. Before joining Credit Suisse, Mr. Moore practiced international tax law with the Hong Kong office of McMillan Binch, a Canadian law firm. He is a Canadian and a Hong Kong lawyer.

     Cody Cain, 31, served as a Director of the Company from May 31, 1999 until February 24, 2000. He was the Partner for the Asia Pacific Region of USWeb/CKS Corporation, an Internet consulting company. Mr. Cain joined Gray Peak Technologies, a computer network infrastructure consulting company where he was the managing Director and founder of the Hong Kong office in January 1998. Gray Peak was acquired by USWeb/CKS in July 1998.

     Raymond Chan, 60, joined the Company on June 1, 1999. Before joining the Company on that date, he spent 17 years at Visa International where he was ultimately promoted to Executive Vice President and General Manager of Greater China Region.

     Anders Green, 43, joined the Company in August 1999. Before that for more than ten years he was the proprietor and chief executive officer of Sky International Consultancy, a Hong Kong company that represented European businesses seeking to do business in Asia.

     Chris Yau, 47, joined the Company on March 1, 2000. Mr. Yau has 15 years of experience in network systems with companies such as NEC, MITAC and MasterCard, where he worked for 7 years.

     Mike Mahboobani, 41, joined the Company on February 1, 2000. From March 1997 until January 2000, he was President and co-owner of Asia Internet Limited, a Hong Kong Internet service provider. Before that, he spent over 10 years managing manufacturing enterprises in Africa and Hong Kong.

     John R. Brewer, 43, joined the company in September 1999. Before that, he was the corporate secretary of Astec (BSR) PLC in Hong Kong from June 1996 to August 1999. He was the proprietor of East Asia Trust, a registered investment advisor in Hong Kong, from May 1993 until May 1996.


ITEM 11. EXECUTIVE COMPENSATION.

     Directors are not paid any fees in connection with their so acting. They are reimbursed for out-of-pocket expenses incurred in connection with attending board meetings. Compensation was paid to Directors and Senior Management during the year as follows:

                                                                                       Long term compensation
                                                                                ---------------------------------------
                                                                   Other        Awards
                                        Annual compensation        annual       Restricted    Securities                  All Other
Name and                              ------------------------     compen-      stock         Underlying   Payouts        Compen-
Principal                             Salary             Bonus     sation       award(s)      options      LTIP Payouts   sation
Position          Year                ($)                ($)       ($)          ($)           (#)          ($)            ($)
-----------------------------------------------------------------------------------------------------------------------------------
Gregory Pek        Y/E Dec. 31, 99    167,742            --        --           --             --           --            --
CEO
Ravi Daswani       Y/E Dec. 31, 99    167,742            --        --           --             --           --            --
Chief Operating
Officer
Ermanno Pascutto   Y/E Dec. 31, 99     -                 --        --           --             --           --            --
Director
Douglas Moore      Y/E Dec. 31, 99     -                 --        --           --             --           --            --
Director
Cody Cain(1)       Y/E Dec. 31, 99     -                 --        --           --             --           --            --
Director
John Brewer        Y/E Dec. 31, 99    did not exceed     --        --           --             --           --            --
Secretary & CFO                       100,000
Raymond Chan       Y/E Dec. 31, 99    did not exceed     --        --           --             --           --            --
EVP, Marketing                        100,000
Anders Green       Y/E Dec. 31, 99    did not exceed     --        --           --             --           --            --
Country Manager                       100,000
Cheong Wan Lee(2)  Y/E Dec. 31, 99    did not exceed     --        --           --             --           --            --
Country Manager                       100,000
Christopher Fox(3) Y/E Dec. 31, 99    did not exceed     --        --           --             --           --            --
Chief Technology                      100,000
Officer
Paul Fok(4)        Y/E Dec. 31, 99    did not exceed     --        --           --             --           --            --
Projects Director                     100,000

(1)  resigned as director on February 24, 2000

(2)  employment ceased on Jan. 31, 00

(3)  employment ceased on Jan. 12, 00

(4)  employment ceased on Feb. 3, 00

     Directors and executive officers were granted options to purchase the Company's common stock during the year as follows:

Option grants in Fiscal year ended Dec. 31, 99

Individual grants

                                   Percent of
                                   Total
                     Number of     options                                             Potential realizable value at assumed annual
                     securities    granted to   Exercise                               rates of Stock price appreciation for option
                     underlying    employees    of base                                term
                     options       in fiscal    price      Market     Expiration       Value at grant date
Name                 granted       year         ($/Sh)     price      Date             0%                 5%              10%
------------------------------------------------------------------------------------------------------------------------------------
Gregory Pek, CEO     100,000       6.6%         7.65       9.06       22-Jun-04        141,000            391,311         694,122
Ravi Daswani         100,000       6.6%         7.65       9.06       22-Jun-04        141,000            391,311         694,122

Ermanno Pascutto     100,000       6.6%         7.65       9.06       22-Jun-04        141,000            391,311         694,122
Douglas Moore        100,000       6.6%         7.65       8.06        4-Nov-04         41,000            263,683         533,071
Cody Cain(1)         100,000       6.6%         7.65       9.06       22-Jun-04        141,000            391,311         694,122
John Brewer           30,000       2.0%         7.65       8.06        4-Nov-04         12,300             79,105         159,921
Raymond Chan         100,000       6.6%         7.65       9.06       22-Jun-04        141,000            391,311         694,122
                     100,000       6.6%         7.65       6.88       15-Sep-04             --            113,082         343,031
Cheong Wan Lee(2)    100,000       6.6%         7.65       8.06        4-Nov-04         41,000            263,683         533,071
Christopher Fox(3)   250,000      16.5%         7.65       9.06       22-Jun-04        352,500            978,278       1,735,305
Paul Fok(4)           20,000       1.3%         7.65       9.06       22-Jun-04         28,200             78,262         138,824

Total effective options as at Dec. 31, 99   1,512,500

(1)  resigned as a director on February 24, 2000

(2)  employment ceased on Jan. 31, 00

(3)  employment ceased on Jan. 12, 00

(4)  employment ceased on Feb. 3, 00

     Mr. Pek, Mr. Daswani, Mr. Cain and Mr. Pascutto were granted options to purchase the Company's common stock for $7.65 per share (85% of the fair market value on June 22, 1999, the date of grant). On February 1, 2000, Mr. Pek and Mr. Daswani were granted options to purchase the Company's common stock for $9.90 per share (100% of the fair market value on January 31, 2000). Mr. Moore was granted options to purchase the Company's common stock for $7.65 per share (95% of fair market value on November 4, 1999, the date of grant). Mr. Robinson was granted options to purchase the Company's common stock for $9.90 per share (100% of the fair market value on January 31, 2000, the date preceding the date of the Board's decision but 32.8% of the fair market value on February 24, 2000, his date of appointment, being the date the grant became effective) all as set forth below:

                Name                 Number of Options
                -----------------    -----------------
                Gregory M. Pek            200,000
                Ravi K. Daswani           200,000
                Ermanno Pascutto          100,000
                Cody Cain*                100,000
                Douglas Moore             100,000
                Ian G. Robinson*           15,000

     *Mr. Cain resigned as director on February 24, 2000; Mr. Robinson was appointed a director on February 24, 2000.

     No share options were exercised during the year; share options outstanding in the hands of directors and senior management as at December 31, 1999 were as follows:

                                                          Number of securities underlying
                        Shares                            unexercised options at fiscal    Value of Unexercised In-The-Money options
                        acquired on                       year end                         at fiscal year end
                        exercise        Value realized    (#)                              ($)
Name                    (#)             ($)               Unexercisable                    Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
Gregory Pek, CEO        --              --                100,000                          35,000
Ravi Daswani            --              --                100,000                          35,000
Ermanno Pascutto        --              --                100,000                          35,000
Douglas Moore           --              --                100,000                          35,000
Cody Cain(1)            --              --                100,000                          35,000
John Brewer             --              --                 30,000                          10,500
Raymond Chan            --              --                200,000                          70,000
Anders Green            --              --                     --                              --
Cheong Wan Lee(2)       --              --                100,000                          35,000
Christopher Fox(3)      --              --                250,000                          87,500
Paul Fok(4)             --              --                 20,000                           7,000

Notes:

No options had been exercised as at fiscal year end

(1)  Mr. Cain resigned as a director on February 24, 2000

(2)  Mr. Lee's employment ceased on Jan. 31, 2000

(3)  Mr. Fox's employment ceased on Jan. 12, 2000

(4)  Mr. Fok's employment ceased on Feb. 3, 1999

     In addition to the options set forth above, as of February 1, 2000 senior management as a group has been granted options to purchase the following shares:


     Number of Options        Exercise Price         Exercise Period
     725,000                  $9.90                  Feb 2, 2001 - Feb 1, 2010

     Other than Mr. Pek and Mr. Daswani, whose compensation is set out above, the Company paid no Executive officer more than $100,000 in 1999. The law firm of which Mr. Pascutto is a partner renders legal services to the Company from time to time and charges the Company its usual rates plus out of pocket disbursements for doing so. During the year ended December 31, 1999, the Company paid that firm $315,056.

     Mr. Pek is the Chief Executive Officer of the Company. His employment agreement, which became effective January 1, 1999, provided for a monthly salary of 100,000 Hong Kong dollars, revised to 150,000 Hong Kong dollars on February 1, 2000, (one Hong Kong dollar equalled approximately 12.9 U.S. cents on December 2, 1999) and a year-end bonus equal to one month's salary. The agreement is for an indefinite term. Mr. Pek is required to devote his full time efforts to being the Company's President and Chief Executive Officer. The Company may terminate Mr. Pek without any payment for cause or disability or for having reached mandatory retirement age or, by paying him one month's salary, at its complete discretion. Mr. Pek may resign at any time upon one month's notice. Following his employment, Mr. Pek has agreed not to compete with the Company for periods ranging from six to 12 months depending upon the geographic region at issue.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the current beneficial ownership of the Company's common stock by (i) each person known by the Company to beneficially own five percent or more of the Company's outstanding common stock, (ii) the Company's Chief Executive Officer and Directors and (iii) all of the Company's Executive officers and Directors as a group. Except as otherwise indicated, all shares of Common Stock are beneficially owned, and investment and voting power is held, by the person named as owner.

Name and Address of                   Number of Shares          Percentage
Beneficial Owner                    Beneficially Owned           Ownership

Lines Overseas Management              2,488,667(1)               13.23%
Bank of Bermuda Limited                2,000,000(2)               10.42%
Gregory M. Pek                         1,850,000(3)               10.06%
Ravi K. Daswani                        1,850,000(3)               10.06%
Power Broadcasting Inc.                1,333,333(4)                7.20%
Ermanno Pascutto                         450,000(5)                2.40%
Cody Cain                                100,000(5)                0.55%
Douglas Moore                            366,667(6)                2.00%
Ian Robinson                              15,000(7)                0.08%
Executive Officers and
  Directors as a group                 5,271,667(8)               26.48%

(1)  Includes warrants to purchase 622,167 shares of common stock.

(2)  Includes warrants to purchase 1,000,000 shares of common stock.

(3)  Includes options to purchase 200,000 shares of common stock.

(4)  Includes warrants to purchase 333,333 shares of common stock.

(5)  Includes options to purchase 100,000 shares of common stock.

(6) Includes options to purchase 100,000 shares and warrants to purchase 66,667 shares of common stock.

(7)  Includes options to purchase 15,000 shares of common stock.

(8)  Includes options to purchase 1,725,000 shares of common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Messrs. Pek and Daswani formed First Ecommerce Asia Limited in 1998. Mr. Pek contributed $1,507 to that company and Mr. Daswani contributed $1,507. In return, each received one-half of the outstanding common stock of that company (one share each). On January 28, 1999, JRL Resources Corp. acquired that company for 3,015,000 newly-issued shares of the common stock of JRL and 985,000 already-outstanding shares of common stock of JRL (from JRL shareholders), of which Messrs. Pek and Daswani each received half. These 4,000,000 shares represent all but 40,000 of JRL's issued and outstanding shares after this issuance. On February 12, 1999, JRL merged with and into the Company and in connection with the merger the JRL common stock of each of Messrs. Pek and Daswani was converted into 2,000,000 shares of the Company's common stock.

     Asia Internet Limited, of which Mr. Daswani is a director and shareholder, received $465,442 from the Company for providing technical support, system maintenance and other professional services for the Company during the year ended December 31, 1999. On March 16, 2000 the Company signed an agreement with the owners of Asia Internet to purchase the entire issued share capital of Asia Internet for a consideration of $1.2 million in cash and 24,870 shares in the Company. Subject to the completion of satisfactory due diligence procedures, this purchase will become effective as of March 31, 2000.

     The Directors and management of the Company have been granted options to purchase the Company's common stock. A law firm of which a director is a partner has received legal fees. See Item 11 Executive Compensation.

     On July 21, 1999, the Company entered into an agreement with US Web/CKS Corporation pursuant to which the Company was to pay $231,000 for technology development services for one year. At the time of entering into that agreement Mr. Cain was an employee of US Web/CKS Corporation. The agreement with US Web/CKS terminated as of December 31, 1999, at which time Mr. Cain ceased to be an employee of US Web/CKS. Mr. Cain became an employee of the Company on January 1, 2000 and resigned as a Director of the Company on February 24, 2000.

     The Company believes that the above transactions are on terms at least as favorable to it as could have been obtained in an arm's length transaction.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K


INDEX TO FINANCIAL STATEMENTS

Title of Documents                                                    Page No.
==================                                                    ========

Independent Auditors' Report                                             F-1

Consolidated Balance Sheets
as of December 31, 1999 and 1998                                         F-2

Consolidated Statements of Operations for the Year Ended
December 31, 1999 and the Period Ended December 31, 1998                 F-4

Consolidated Statements of Stockholders' Equity
for the Year Ended December 31, 1999 and
the Period Ended December 31, 1998                                       F-5

Consolidated Statements of Cash Flows for the Year Ended
December 31, 1999 and the Period Ended December 31, 1998                 F-6

Notes to Consolidated Financial Statements                               F-8

(b)  EXHIBITS

3.1  Articles of Incorporation*

3.2  By-laws*

4.1  Specimen Stock Certificate*

10.1 Shareholder & Share Purchase Agreement with Bank of Bermuda

10.2 Stock Purchase Agreement with Asia Internet

11.1 Computation of Earnings (Loss) Per Share

21.1 List of Subsidiaries

27.1 Financial Data Schedule


* Incorporated by reference to the Company's Registration Statement on Form 10 filed October 21, 1999

Reports on Form 8-K

Form 8-K Filed on January 10, 2000 in Regard to Private Placement Made in December, 1999

Form 8-K Filed on March 17, 2000 in Regard to Private Placement Completed on March 6, 2000

FIRST ECOM.COM, INC. AND SUBSIDIARIES
(A GROUP OF COMPANIES IN
DEVELOPMENT STAGE)

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEAR ENDED DECEMBER 31, 1999

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
PERIOD FROM SEPTEMBER 16, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998

TOGETHER WITH
INDEPENDENT AUDITORS' REPORT

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                         FIRST ECOM.COM, INC.
                                                      -------------------------
                                                           (Registrant)


       Signature                         Title                         Date
       ---------                         -----                         ----

/S/  Gregory M. Pek         Director, President, and Chief        March 24, 2000
-----------------------     Executive Officer
Gregory M. Pek

/S/  Ravi K. Daswani        Director & Chief Operating Officer    March 24, 2000
-----------------------
Ravi K. Daswani

/S/  Ermanno Pascutto       Director                              March 24, 2000
-----------------------
Ermanno Pascutto

/S/  Douglas Moore          Director                              March 24, 2000
-----------------------
Douglas Moore

/S/  Ian G. Robinson        Director                              March 24, 2000
-----------------------
Ian G. Robinson
kpmg

Independent Auditors' Report to
The Board of Directors and Stockholders
First Ecom.com, Inc.


We have audited the accompanying consolidated balance sheets of First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) (together "the Group") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999, the period from September 16, 1998 (date of inception) to December 31, 1998 and the period from September 16, 1998 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Hong Kong and the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999, the period from September 16, 1998 (date of inception) to December 31, 1998 and the period from September 16, 1998 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles in the United States of America.



KPMG (sgd.)
Hong Kong
February 28, 2000, except for note 10 which is as of March 20, 2000.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Consolidated balance sheets at December 31, 1999 and 1998 (Expressed in United States Dollars)




                                        Note           1999             1998
                                                        US$              US$
Assets

Current assets

Cash and cash equivalents                            11,099,606          --
Amounts due from stockholders                            12,540          --
Prepaid financial advisory fees           4             672,022
Other receivables and prepaid expenses                  375,778          --
                                                   ------------     ------------
Total current assets                                 12,159,946          --

Property and equipment                    5           1,046,237          --
                                                   ------------     ------------
Total assets                                         13,206,183          --
                                                   ============     ============


See accompanying notes to consolidated financial statements.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Consolidated balance sheets at December 31, 1999 and 1998 (continued) (Expressed in United States Dollars)

                                                                Note                1999             1998
                                                                                     US$              US$
Liabilities and stockholders' equity

Current liabilities

Short term loan                                                 8                    27,007               --
Current instalments of obligations
under capital lease                                             6                     1,624               --
Accounts payable                                                                    304,480               --
Accrued expenses                                                                    574,896               --
Amounts due to related companies                                                    273,673               --
Deferred income                                                                      18,075               --
                                                                                -----------      -----------
Total current liabilities                                                         1,199,755               --

Deferred rent                                                                        62,017               --
Obligations under capital lease,
excluding current instalments                                   6                     2,164               --
                                                                                -----------      -----------
Total liabilities                                                                 1,263,936               --

Stockholders' equity

Common stock, $0.001 par value
Authorised
200,000,000 and 2 shares at December
31, 1999 and 1998 respectively;
Issued and outstanding shares
As of December 31, 1999 - 14,956,667
shares; As of December 31, 1998 - 2
shares                                                                               14,957               --
Additional paid-in capital                                                       18,716,175               --
Deficit accumulated during the
development stage                                                                (6,788,885)              --
                                                                                -----------               --
Total stockholders' equity                                                       11,942,247               --
                                                                                -----------      -----------
Total liabilities and stockholders'
equity                                                                           13,206,183               --
                                                                                ===========      ===========

See accompanying notes to consolidated financial statements.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Consolidated statements of operations for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998

(Expressed in United States Dollars)

                                                        For the year ended      From September 16, 1998
                                                        December 31, 1999       (date of inception) to
                                                        and cumulative since    December 31, 1998
                                                  Note  inception               US$
                                                        US$
Revenue
Set up fee and processing income                              2,634                      --

Operating expenses
General and administration
expenses
Staff costs                                              (1,725,191)                     --
Stock compensation costs                                   (646,532)                     --
Organisational costs                                       (300,000)                     --
Advertising and promotion                                  (252,179)                     --
Legal and professional fees                              (1,858,745)                     --
Travelling and entertainment                               (408,780)                     --
Depreciation                                               (250,382)                     --
Operating lease charges in
respect of properties                                      (276,431)                     --
Others                                                     (638,616)                     --
                                                        -----------             -----------

                                                         (6,354,222)                     --
Other income/(expenses)
Interest income                                              36,761                      --
Interest expense                                           (471,424)                     --
                                                        -----------             -----------
                                                           (434,663)                     --
                                                        -----------             -----------

Net loss for the year/period                             (6,788,885)                     --
                                                        ===========             ===========
Basic and diluted loss per
share applicable to common
stockholders                                                  (0.56)                     --
                                                        ===========             ===========
Weighted average shares used in
computing per share amounts                              12,043,662                      --
                                                        ===========             ===========


See accompanying notes to consolidated financial statements.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Consolidated statements of stockholders' equity for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

                                                                                    Deficit
                                                                                    accumulated       Total
                                                                   Additional       during the        stock-
                                                  Common           paid-in          development       holders'
                                           Note   stock            capital          stage             equity
                                                  US$              US$              US$               US$
-----------------------------------------------------------------------------------------------------------------
Consolidated statement
of stockholders' equity
for the period from
September 16, 1998
(date of inception) to
December 31, 1998

Balance at September 16, 1998              1               --               --               --                --
                                                  -----------      -----------      -----------       -----------

Balance at December 31, 1998                               --               --               --                --
                                                  ===========      ===========      ===========       ===========
Consolidated statement
of stockholders' equity
for the year ended
December 31, 1999

Balance at December 31, 1998                               --               --               --                --

Impact of merger with
JRL Resources Corp.                        1            4,040           (4,940)              --              (900)

Issuance of 8,000,000 shares of
common stock for organisational            1            8,000          300,000               --           308,000
costs

Secondary common stock offering of
500,000 shares                             1              500        1,999,500               --         2,000,000

Third common stock offering of
166,667 shares                             1              167        1,499,833               --         1,500,000

Fourth common stock offering of
1,000,000 shares                           1            1,000        6,229,000               --         6,230,000

Fifth common stock offering of
1,250,000 shares                           1            1,250        7,636,250               --         7,637,500

Stock-based compensation                                   --          646,532               --           646,532

Issuance of debt securities with
detachable warrants                        8               --          410,000               --           410,000

Net loss for the year                                      --               --       (6,788,885)       (6,788,885)
                                                  -----------      -----------      -----------       -----------
Balance at December 31, 1999                           14,957       18,716,175       (6,788,885)       11,942,247
                                                  ===========      ===========      ===========       ===========



See accompanying notes to consolidated financial statements.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Consolidated statements of cash flows for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

                                                                                            From September 16, 1998
                                                                    For the year ended      (date of inception)
                                                                    December 31, 1999       to December 31, 1998
                                                                    US$                     US$
-------------------------------------------------------------------------------------------------------------------
Net loss for the period                                              (6,788,885)                     --
Organisational costs in excess of cash paid                             300,000                      --
Stock compensation costs                                                646,532                      --
Depreciation of property and equipment                                  250,382                      --
Loss on disposal of equipment                                             3,804                      --
Payment of financial advisory fee                                    (1,500,000)                     --
Amortisation of financial advisory fee                                  827,978                      --
Increase in other receivables and prepaid expenses                     (375,778)                     --
Increase in amounts due from stockholders                               (12,540)                     --
Accretion of discount on loan                                           410,000                      --
Increase in accounts payable                                            235,340                      --
Increase in accrued expenses                                            136,146                      --
Increase in amounts due to related companies                            239,727                      --
Increase in deferred rent                                                62,017                      --
Increase in deferred income                                              18,075                      --
                                                                    -----------             -----------
Net cash used in operating activities                                (5,547,202)                     --
                                                                    -----------             -----------
Cash flows from investing activities

Payments for property and equipment                                  (1,199,172)                     --
Proceeds from disposal of equipment                                       5,806                      --
                                                                    -----------             -----------
Net cash used in investing activities                                (1,193,366)                     --
                                                                    -----------             -----------
Cash flows from financing activities

Proceeds from issuance of common stock                               17,814,250                      --
Proceeds from short term loan with detachable warrants                1,000,000                      --
Proceeds from short term loans                                          750,000                      --
Repayment of short term loans                                        (1,722,993)                     --
Principal payments under capital lease obligations                       (1,083)                     --
                                                                    -----------             -----------
Net cash provided by financing activities                            17,840,174                      --
                                                                    -----------             -----------
Net increase in cash and cash equivalents                            11,099,606                      --

Cash and cash equivalents at beginning of year/period                        --                      --
                                                                    -----------             -----------
Cash and cash equivalents at end of year/period                      11,099,606                      --
                                                                    ===========             ===========

See accompanying notes to consolidated financial statements.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage)Consolidated statements of cash flows for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (continued) (Expressed in United States Dollars)

The Group paid $61,424 and $Nil for interest for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 respectively.

Major non-cash transactions

Year ended December 31, 1999:

Property and equipment amounting to $4,871 were acquired under a capital lease during the year ended December 31, 1999.

Issuance of 8,000,000 shares to financial advisors for services rendered in connection with organisational activities of the Group at a deemed value of $300,000, in excess of $8,000 cash received.

During the year ended December 31, 1999, $646,532 in compensation expense was recorded for options granted.





See accompanying notes to consolidated financial statements.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

1    Background and principal activities

Formation

First Ecommerce Asia Limited ("FEAL") (prior to December 10, 1998 named Gold Pacific Management Limited ) was incorporated in Hong Kong on September 16, 1998 with two shares of HK$1 per share issued and outstanding. On January 28, 1999 FEAL entered into an agreement and plan of merger with JRL Resources Corp. (prior to August 18, 1998 named Vantage Sales Corp.), a company incorporated in the State of Florida on November 13, 1996 with 1,025,000 common shares issued and outstanding ("JRL Resources"), which had been inactive since its formation. Pursuant to the terms of the agreement and plan of merger and related agreements, 3,015,000 newly issued shares of JRL Resources and 985,000 shares held by existing shareholders of JRL Resources were exchanged for the two shares of FEAL, and FEAL became a wholly-owned subsidiary of JRL Resources.

Issuance of common shares for organisational costs

Also on January 28, 1999, JRL Resources issued 8,000,000 shares to financial advisors for services rendered in connection with organisational activities at a deemed value of $308,000, including $8,000 cash received.

Accounting for the formation and organisational costs

The merger between JRL Resources and FEAL was a merger of a private operating company into a non-operating public shell corporation with nominal net assets that resulted in the owners and management of the private company having operating control of the combined company after the transaction. For accounting purposes, the transaction has been treated as a reverse acquisition of JRL Resources by FEAL with FEAL deemed to be the accounting acquirer. The consolidated financial statements for periods prior to the merger reflect the financial position and results of operations of FEAL since its formation. Since JRL Resources had no significant operations prior to the reverse acquisition, pro forma information giving effect to the acquisition is not presented.

The issuance of common shares to financial advisors for organisational costs were recorded at the deemed fair value of the services provided of $300,000, plus the nominal amount of cash received of $8,000, or $0.0385 per share.

First com.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998

(Expressed in United States Dollars)

1    Background and principal activities (continued)

JRL Resources merger with First Ecom.com, Inc.

Pursuant to an agreement and plan of merger dated February 12, 1999, JRL Resources was merged with and into First Ecom.com, Inc. ("FECI"), a company incorporated in the State of Nevada on February 12, 1999, with no shares issued and outstanding. Pursuant to the agreement and plan of merger, all of the 12,040,000 outstanding common shares of JRL Resources were exchanged on a one-for-one basis for newly issued shares of FECI, with FECI being the surviving corporation.

For accounting purposes, this merger is treated as a re-incorporation of JRL Resources as FECI.

Secondary common share offering

On March 3, 1999, FECI completed a secondary stock offering of 500,000 new common shares at $4 per share pursuant to a Subscription Agreement dated March 3, 1999, and raised net proceeds totalling $2,000,000.

Third common share offering

On September 8, 1999, FECI completed a stock offering of 166,667 new common shares at $9 per share pursuant to a Subscription Agreement dated September 8, 1999, and raised net proceeds totalling $1,500,000.

Fourth common share offering

On November 26, 1999, FECI completed a stock offering of 1,000,000 new common shares at $6.5 per share pursuant to a Subscription Agreement dated November 15, 1999, and raised net proceeds totalling $6,230,000, net of share issue cost of $270,000. Each of these shares is attached with a five-year warrant to purchase one FECI new common share at $7.8 per share. The warrants are exercisable at any time up to November 25, 2004.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

1    Background and principal activities (continued)

Fifth common share offering

On December 23, 1999, FECI completed a stock offering of 1,250,000 new common shares at $6.5 per share pursuant to a Subscription Agreement dated December 23, 1999, and raised proceeds totalling $7,637,500, net of share issue cost of $487,500. Each of these shares is attached with a five-year warrant to purchase one-third of a FECI new common share at $7.8 per whole share. The warrants are exercisable at any time up to December 22, 2004.

Formation of FEC Ltd.

On March 31, 1999, FEC Ltd. ("FECL") was incorporated in Bermuda as a wholly-owned subsidiary of FEAL (together with FECI and FEAL "the Group").

Nature of Business

The Group was established to facilitate electronic payment processing of e-commerce transactions for merchants and banks across the Internet. The Group has developed an electronic gateway to convert consumers' credit card information collected by merchants on the Internet into a format that can be processed by banks. The Group will act as an intermediary payment system service provider between on-line merchants, consumers and banks. The principal geographic area in which the Group initially intends to provide its services is throughout Asia. The Group initially intends to charge its merchants and banks service fees to process transactions through this gateway.

Where reimbursement for any transaction cannot be obtained in connection with merchant transactions processed through the Group's gateway with The Bank of Bermuda Limited, the Group expects to retain the risk of loss related to sales returns, fraud losses, and chargebacks. The Group expects to perform evaluations of its merchants and monitor the level and nature of transactions of the merchants.

Since its inception the Group has been in the development stage. The Group is in the process of acquiring and developing its software and hardware, training its personnel, performing research and development activities, and developing its markets. Through December 31, 1999, the Group had insignificant revenues from operations. The Group's ability to emerge from development stage is ultimately dependent upon the successful start-up of operations, including placing in service the Group's operating software and hardware as well as developing sufficient markets.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

2    Summary of significant accounting policies

(a)  Principles of consolidation

The consolidated financial statements include the financial statements of FECI and its subsidiaries. All companies in which the parent has a controlling financial interest through direct or indirect ownership of a majority voting interest are consolidated. All significant intercompany balances and transactions have been eliminated on consolidation.

The financial statements prepared as of and for the period ended December 31, 1998 reflect the financial position and results of operations of FEAL since its formation. The financial statements as of and for the year ended December 31, 1999 and for the period prior to the merger with JRL Resources reflect the consolidated financial position and results of operations of FEAL. Subsequent to the merger, the financial statements reflect the consolidated financial position and results of operations of FECI (as successor to JRL Resources subsequent to FECI's formation and JRL Resources prior to FECI's formation) and its subsidiary FEAL.

(b)  Business combinations

Business combinations have been accounted for under the purchase method of accounting. The results of operations of the acquired business from the date of acquisition are included in the results of the Group. Net assets or liabilities of the companies acquired are recorded at their fair value to the Group at the date of acquisition.

(c)  Revenue and cost recognition

With respect to fees generated by transactions processed on behalf of merchants, revenues are recognized when the transaction is processed. Other payments received for service revenues are recognized on a straight-line basis, unless evidence suggests that the revenue is earned or obligation is fulfilled in a different pattern, over the contractual term of the arrangement, or the expected period during which those specified services are performed, whichever is longer.

Costs directly related to a contract that would not have been incurred but for that contract (incremental direct acquisition costs) are deferred and charged to expense in proportion to the revenue recognised. All other costs, such as costs of services performed under the contract, general and administrative expenses, advertising expenses and costs associated with the negotiation of a contract prior to it being consummated, are charged to expense as incurred. The Group expects to accrue for expected uncollectible sales returns, fraud losses, credit card chargebacks and classify the resulting expense as an addition to the allowance for doubtful debts.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

2    Summary of significant accounting policies (continued)

(d)  Cash and cash equivalents

Cash and cash equivalents consist of money market instruments with original maturities of three months or less.

(e)  Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation.

Depreciation is calculated using the straight line basis over the anticipated useful lives of the assets as follows:

Leasehold improvements                               Over the term of the leases
Computer equipment and processing system             3 years
Furniture, fixtures and office equipment             5 years

(f)  Software development costs

In accordance with Statement of Position 98-1, internal and external costs incurred to develop internal-use computer software are expensed during the preliminary project stage and capitalised during the application development stage and amortised over three years. During the year ended December 31, 1999 and the period from September 16, 1998 (date of inception) to December 31, 1998, $94,590 and $Nil of internal-use computer software development costs were expensed, respectively. As of December 31, 1999 and 1998, capitalised software net of accumulated amortisation was $454,950 and $ Nil respectively.

(g)  Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognised for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognised in income in the period that includes the enactment date. A valuation allowance is recognised to reduce the deferred tax assets if it is more likely than not that all or some portion of the deferred tax assets will not be realised.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

2    Summary of significant accounting policies (continued)

(h)  Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

(i)  Use of estimates

Management of the Group has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(j)  Translation of foreign currencies

The functional currency of the Group is Hong Kong dollars. The reporting currency of the Group is United States dollars. Balance sheet accounts of the Group are translated into United States dollars at current exchange rates. Income statement items are translated at the average rates during the year. Net translation gains and losses are recorded directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the determination of net loss.

(k)  Research and development and advertising

Research and development, and advertising costs are expensed as incurred. Research and development costs amounted to $Nil in the year ended December 31, 1999 and the period from September 16, 1998 (date of inception) to December 31, 1998. Advertising costs amounted to $252,179 and $Nil respectively in the year ended December 31, 1999 and the period from September 16, 1998 (date of inception) to December 31, 1998.

(l)  Start-up and pre-operating costs

Start-up and pre-operating costs are expensed as incurred.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

2    Summary of significant accounting policies (continued)

(m)  Long-lived assets

The Group accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

(n)  Stock-based compensation

The Group accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". Under APB No. 25 compensation expense is based on the difference, if any, between the fair value of the Group's stock and the exercise price of the option. The unearned compensation is being amortized in accordance with Financial Accounting Standards Board Interpretation No. 28 on a straight-line basis over the vesting period of the individual options.

The Group accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

(o)  Basic and diluted loss per share

SFAS No. 128, "Earnings Per Share" requires the presentation of basic net income per share, and for companies with complex capital structures, diluted net income per share.

As of December 31, 1999 and 1998, 1,512,500 and Nil, respectively, for employee share options and 1,516,667 and Nil, respectively, for warrants were outstanding. Since their exercise prices are greater than the average market price during the year ended December 31, 1999, there were no potentially diluting securities for those periods.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

2    Summary of significant accounting policies (continued)

(p)  Debt issued with stock purchase warrants

Debt issued with detachable stock purchase warrants is accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB No. 14"). Under APB No. 14 the portion of the proceeds of debt securities issued with detachable stock purchase warrants which is allocable to the warrants is accounted for as additional paid-in capital. The allocation is based on the relative fair values of the two securities at the time of issue. Any resulting discount or premium on the debt securities is accounted for as such and amortised over the term of the debt securities.

(q)  Recent accounting pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" which requires companies to record derivative financial instruments on their balance sheets as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999 the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" which amends SFAS 133 to be effective for all fiscal years beginning after June 15, 2000. The Group has not determined the potential impact of this statement on its financial condition or results of its operations.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage)Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

3    Income taxes

As the Group is in its development stage and incurred losses since its inception, no income tax expenses were recognised for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998. There were no taxes payable at December 31, 1999 and 1998.

During the year ended December 31, 1999, the Group operated predominantly in Hong Kong and is therefore subject to Hong Kong Profits Tax. A reconciliation of income taxes computed at the Hong Kong statutory tax rate of 16% to the income tax expense is as follows:

                                                                                     From September
                                                                                     16, 1998 (date of
                                                               For the year ended    inception) to
                                                               December 31, 1999     December 31, 1998
                                                               US$                   US$
------------------------------------------------------------------------------------------------------
Income tax benefits at statutory tax rate                       1,086,222                    --

Effect of rate differential on transactions
subject to rates of other tax jurisdictions                       291,300                    --

Non-deductible items primarily
stock-based compensation                                         (103,445)                   --

Non-taxable items primarily interest income                         1,942                    --

Non-recognition of deferred tax assets                         (1,276,019)                   --

                                                               ----------            ----------
                                                                       --                    --
                                                               ==========            ==========

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

3    Income taxes (continued)

The components of deferred taxes are as follows:

                                                     1999                1998
                                                     US$                 US$

Deferred tax assets:

Net operating loss carry forwards                 1,387,723                   --

Less valuation allowance                         (1,276,019)                  --
                                                 ----------           ----------

Net deferred tax assets                             111,704                   --
                                                 ----------           ----------
Deferred tax liabilities:

Property and equipment, principally due
to differences in depreciation                      111,704                   --
                                                 ----------           ----------

Net deferred tax assets/liabilities                      --                   --

                                                 ==========           ==========

Currently, net operating loss carryforwards at December 31, 1999 of $5,241,936 that relates to the Group's operations in Hong Kong can be carried forward indefinitely.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

4    Prepaid financial advisory fees

Pursuant to an agreement dated March 5, 1999, the Group paid a fee of $1,500,000 to a consultant for the following services:

introducing the Group to investment banks, institutional investors, finding institutions and high net worth individual investors and assisting in negotiation of the terms of debt, equity or convertible debt financing as required by the Group;

designing and implementing a public relations program for the Group to broaden exposure to the Group's services and introducing the Group to potential customers and partners;

designing and implementing an investor relations program to broaden the Group's exposure to the financial industry analysts, financial institutions, brokerage firms, individual brokers and the investing public;

developing an advertising strategy for the Group that may involve electronic, print or broadcast advertising to promote the development and marketing of the Group's products and services.

These services are to be rendered to the Group over the period from March 5, 1999 to August 31, 2000 and the amount paid was deferred and is being amortised over the life of the service agreement on a straight-line basis. For the year ended December 31, 1999 the Group recognised approximately $828,000 in operating expenses in respect of the consultant's fee and has approximately $672,000 in prepaid expenses as of December 31, 1999 in respect of the consultant's fee.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

5    Property and equipment

Details of the Group's property and equipment are as follows:

                                                          1999           1998
                                                          US$            US$

Leasehold improvements                                   318,227              --
Computer equipment and processing system                 835,752              --
Furniture, fixtures and office equipment                 141,819              --
                                                      ----------      ----------
                                                       1,295,798              --

Less accumulated depreciation                           (249,561)             --
                                                      ----------      ----------
                                                       1,046,237              --
                                                      ==========      ==========

Depreciation expense charged to results of operations was $250,382 for the year ended December 31, 1999.

6    Leases

The Group leases office equipment under a capital lease. The lease includes a bargain purchase option at the end of the lease term. At December 31, 1999 and 1998, the gross amount of property and equipment and related accumulated depreciation held under the capital lease were as follows:

                                                         1999              1998
                                                         US$               US$
Office equipment                                        4,871                 --
Less accumulated depreciation                            (649)                --
                                                       ------             ------

                                                        4,222                 --
                                                       ======             ======

Depreciation of office equipment held under capital lease is included in depreciation expense for the year ended December 31, 1999.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

6    Leases (continued)

The Group also leases office premises under non-cancellable operating leases that expiry over the next 15-month period. These leases do not contain renewal options. Rental payments do not include any contingent rentals.

Rental expense for operating leases for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 were $276,431 and $Nil respectively.

Future minimum lease payments under non cancellable operating leases and future minimum capital lease payments as of December 31, 1999 are:

                                                         Capital lease      Operating lease
                                                         US$                US$
-------------------------------------------------------------------------------------------
Years ending December 31,
2000                                                        1,965            502,690
2001                                                        1,965            101,262
2002                                                          655                 --
                                                         --------           --------

                                                            4,585            603,952
                                                                            ========
Less amount representing interest                            (797)
                                                         --------
Present value of net minimum lease payments
                                                            3,788
Less current instalments of obligations under capital
lease                                                      (1,624)
                                                         --------
Obligations under capital lease, excluding current
instalments                                                 2,164
                                                         ========

There were no capital or operating leases as at December 31, 1998.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

7    Stock options

Pursuant to a written consent of the directors on March 30, 1999, 3,000,000 shares of FECI's common stock have been reserved for issuance to employees of the Group under an employee stock option plan.

On June 22, 1999, the board of directors approved the granting of share options to certain employees of the Group. Under this stock option plan, the grantees are allowed to purchase up to 1,137,500 shares of FECI's common stock at a price of $7.65 per share. The fair value of the shares at the date of grant was $9.06 and related compensation expense will be recorded over the two-year vesting period. 50% of these options are exercisable on and after June 22, 2000 and the remaining 50% are exercisable on and after June 22, 2001. All of these options, if remaining unexercised, will expire on June 22, 2004.

On September 15, 1999 the board of directors approved the granting of share options to a further employee of the Group. Under this stock option plan, the grantee is allowed to purchase up to 100,000 shares of FECI's common stock at a price of $7.65 per share. The fair value of the shares at the date of grant was $6.88. 50% of these options are exercisable on and after September 15, 2000 and the remaining 50% are exercisable on and after September 15, 2001. All of these options, if remaining unexercised, will expire on September 15, 2004.

On November 4, 1999 the board of directors approved the granting of share options to a further group of employees of the Group. Under this stock option plan, the grantees are allowed to purchase up to 335,000 shares of FECI's common stock at a price of $7.65 per share. The fair value of the shares at the date of grant was $8.06. 50% of these options are exercisable on and after November 4, 2000 and the remaining 50% are exercisable on and after November 4, 2001. All of these options, if remaining unexercised, will expire on November 4, 2004.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

7    Stock options (continued)

Had compensation costs been determined consistent with the fair value approach enumerated in SFAS No. 123, the Group's net loss for the year ended December 31, 1999 and the period from September 16, 1998 (date of inception) to December 31, 1998 would have been increased as indicated below:

                                                               From September
                                                               16, 1999 (date of
                                       For the year ended      inception) to
                                       December 31, 1999       December 31, 1998
                                       US$                     US$
--------------------------------------------------------------------------------
Net loss             As reported       6,788,885               --
                     Proforma          8,113,944               --

Net loss per share   As reported       0.56                    --
                     Proforma          0.67                    --

The fair value of options granted on June 22, 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free interest rate of 5.5%; expected life of 3 years; 51.45% expected volatility; and no dividends.

The fair value of options granted on September 15, 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free interest rate of 5.5%; expected life of 3 years; 87.9% expected volatility; and no dividends.

The fair value of options granted on November 4, 1999 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free interest rate of 5.5%; expected life of 3 years; 91.2% expected volatility; and no dividends.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

7    Stock options (continued)

A summary of the Group's stock option plan is presented below:


                                                        For the year ended                      From September 16, 1999 (date
                                                        December 31, 1999                       of inception) to December 31, 1998
                                                        US$                    Weighted         US$
                                                        Number                 average          Number           Weighted
                                                        of                     exercise         of               average
                                                        options                price            options          exercise price
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning
of year/period                                                  --                --               --               --
Granted                                                  1,572,500             $7.65               --               --
Exercised                                                       --                --               --               --
Forfeited                                                  (60,000)            $7.65               --               --
                                                        ----------             -----            -----            -----
Outstanding at end of year/period                        1,512,500             $7.65               --               --
                                                        ==========             =====            =====            =====

Options exercisable at year/period end                          --                --               --               --
                                                        ==========             =====            =====            =====

Weighted-average fair value of options
granted during the year/period                                                 $3.97                                --
                                                                               =====                             =====

At December 31, 1999 the weighted-average remaining contractual life of outstanding options was 4.59 years.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

8    Short term loans and warrants

On August 10, 1999 the Group entered into a loan agreement with a company (the "Lender") for the advance of a $1,000,000 three month term loan to the Group. Pursuant to the terms of the loan agreement the loan bears interest at 12% per annum and is convertible into the common shares of the Group at $8 per share at the Lender's option. The repayment date of the loan was subsequently extended to January 10, 2000. On December 30, 1999, the loan was fully repaid.

The Lender was also granted at origination warrants to subscribe to 100,000 common shares of the Group at $8.50 per share, exercisable for 5 years commencing on August 10, 1999. The intrinsic value of the conversion feature at the date of issuance of the loan of $50,000 has been accounted for as additional paid-in capital.

The portion of the loan proceeds issued with detachable warrants which is allocable to the warrants of $360,000 has been accounted for as additional paid-in capital. The allocation is based on the fair value of the loan of $1,000,000 and the fair value of the warrants at the date of issue of $566,000.

The effective interest rate of the loan was calculated to be 280% per annum as a result of the allocation of a portion of the proceeds to the separable warrants and the conversion feature, the resultant discount of $410,000 created therefrom, and the amortisation of the discount to the initial maturity date.

The fair value of warrants issued was estimated on the date of issue using the Black-Scholes option-pricing model with the following assumptions used: risk-free interest rate of 5.5%; expected life of 5 years; 76.7% expected volatility; and no dividends.

On October 27, 1999 the Group entered into a loan agreement with a company wholly owned by three shareholders of the Group for the advance of a $250,000 short term loan repayable by January 21, 2000. Pursuant to the terms of the loan agreement the loan bears interest at 12% per annum. On December 30, 1999, $222,993 was repaid and $27,007 remained outstanding.

On November 12, 1999 the Group entered into a loan agreement with the same company wholly owned by three shareholders of the Group for the advance of a $500,000 short term loan repayable on or before January 10, 2000. Pursuant to the terms of the loan agreement the loan bears interest at 12% per annum. On December 30, 1999, this loan was fully repaid.

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

9    Related party transactions for the year ended December 31, 1999

Asia Internet Limited ("AIL") is considered a related party to the Group by virtue of a 30% shareholder of AIL being a director and stockholder of the Group. AIL provided technical support, system maintenance and other professional services to the Group and purchased computer and office equipment on behalf of the Group. During the year ended December 31, 1999, the Group paid $465,442 to AIL for the above services. The amounts charged by AIL to the Group for technical support, system maintenance and other professional services and purchase of computer and office equipment on the Group's behalf were $401,054 and $148,526 respectively. As at December 31, 1999, the Group owed AIL $84,138 (as at December 31, 1998: $Nil).

(b) Issuance of 8,000,000 shares to financial advisors for services rendered in connection with organisational activities of the Group at a deemed value of $300,000, in excess of $8,000 cash received.

(c) A director and shareholder of the Group is a partner in a firm of solicitors to which the Group has paid legal fees in the ordinary course of its business. The amount advanced by the Group to the firm during the year ended December 31, 1999 was $315,056 and the amount charged by the firm was $395,364. As at December 31, 1999, the Group owed the firm $80,308 (as at December 31, 1998:
$Nil).

(d) During the year, a director of the Group was a partner in a professional firm to which the Group has paid consultancy fees in the ordinary course of its business. The amount charged by the firm to the Group during the year ended December 31, 1999 was $234,319. As at December 31, 1999, the Group owed the firm $109,227 (as at December 31, 1998: $Nil).

First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) Notes to consolidated financial statements for the year ended December 31, 1999 and for the period from September 16, 1998 (date of inception) to December 31, 1998 (Expressed in United States Dollars)

10   Subsequent events

On February 1, 2000 the Company and the Bank of Bermuda ("BOB") signed a shareholder and share purchase agreement concerning the formation of First Ecommerce Data Services Limited ("FEDS"), a joint venture operation to house the Company's payment gateway and BOB's credit card switch business. The Company agreed to purchase a 40% interest in FEDS for a cash consideration of $3,000,000 and the grant to BOB for FEDS employees of options to purchase 500,000 FECI shares for $11.01 per share. This transaction is expected to be completed by the end of March 2000 and will be accounted for under purchase accounting.

On February 1, 2000 the Company granted to certain employees a total of 1,177,000 share options over the Company's common stock, each at an exercise price of $9.90, being the closing market price on January 31, 2000. Half of these options may be exercised from February 1, 2001 and the balance from February 1, 2002.

On March 6, 2000 the Company issued a total of 3,228,500 units, each comprising one share of common stock and one five-year warrant to purchase one third of one share of common stock for $11.40 per whole share. These units were issued at a price of $9.50 each.

On March 16, 2000 the Company and the owners of Asia Internet Limited ("AIL") signed an agreement whereby the Company agreed to purchase the entire issued share capital of AIL for a consideration of $1,200,000 in cash and 24,870 shares of the Company's common stock. This transaction is expected to be completed by the end of March 2000 and will be accounted for under purchase accounting.