Form 10-Q
period 2000-03-31
FIRST ECOM COM INC
filed 2000-05-15
CIK 1095070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                         Commission File Number 0-27753

                              FIRST ECOM.COM, INC.
             (exact name of registrant as specified in its charter)

         Nevada                                       98-0206979
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

902 Henley Building
5 Queen's Road Central
Hong Kong SAR
(Address of principal executive offices)                       (Zip Code)

              (Registrant's telephone number, including area code)
                                 011 (852) 2801 5181

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  _X_       No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 2000 the Company had one class of Common Stock with $.0001 par value, of which 18,210,037 shares were issued and outstanding.

PART I - FINANCIAL INFORMATION


     ITEM 1 - FINANCIAL STATEMENTS




First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Unaudited condensed consolidated balance sheets at March 31, 2000 and December 31, 1999
(Expressed in United States Dollars)


                                            Note    March 31, 2000        December 31, 1999

Assets
Current assets
Cash and cash equivalents                               37,714,352               11,099,606
Amounts due from stockholders                                   --                   12,540
Prepaid financial advisory fees                            420,431                  672,022
Prepayment for purchase of equipment                       500,000                       --
Other receivables and prepaid expenses                     616,443                  375,778
                                                    --------------        -----------------
Total current assets                                    39,251,226               12,159,946

Property and equipment                        4          1,129,132                1,046,237

Intangible assets                             7          1,552,799                       --

                                                    --------------        -----------------
Total assets                                            41,933,157               13,206,183
                                                    ==============        =================


See accompanying notes to unaudited condensed consolidated financial statements.

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Unaudited condensed consolidated balance sheets)
At March 31, 2000 and December 31, 1999 (continued)
(Expressed in United States Dollars)

                                                                      March 31,              December 31,
                                                            Note           2000                      1999

Liabilities and stockholders' equity

Current liabilities
Bank overdraft                                                          120,190                        --
Short term loan                                                             --                     27,007
Current instalments of obligations under   capital lease                  9,458                     1,624
Accounts payable                                                        300,794                   304,480
Accrued expenses                                                      2,559,201                   574,896
Amounts due to related companies                             8          110,434                   273,673
Deferred income                                                           9,937                    18,075
                                                                     ----------              ------------
Total current liabilities                                             3,110,014                 1,199,755

Deferred rent                                                            60,356                    62,017
Obligations under capital lease, excluding current
    instalments                                                          16,119                     2,164
                                                                     ----------              ------------
Total liabilities                                                     3,186,489                 1,263,936

Stockholders' equity

Common stock, $0.001 par value
Authorised
  200,000,000 shares at March 31, 2000
  and December 31, 1999
Issued and outstanding shares As of March 31, 2000
 -  18,210,037  shares As of
  December 31, 1999 -
  14,956,667 shares                                                      18,211                    14,957
Additional paid-in capital                                           47,970,054                18,716,175

Deficit accumulated during the development stage                     (9,241,597)               (6,788,885)
                                                                     ----------              ------------

Total stockholders' equity                                           38,746,668                11,942,247
                                                                     ----------              ------------

Total liabilities and stockholders' equity                           41,933,157                13,206,183
                                                                    ===========              ============



See accompanying notes to unaudited condensed consolidated financial statements.

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Unaudited condensed consolidated statements of operations for the quarters ended March 31, 2000 and March 31, 1999, and accumulated since inception (Expressed in United States Dollars)

                                                                Period from
                                                         September 16, 1998
                                                       (inception) to March        Quarter ended        Quarter ended
                                                                   31, 2000       March 31, 2000       March 31, 1999

Revenue

Set up fee & processing income                                        7,436                4,802                   --

Operating expenses
Staff costs                                                      (2,637,439)            (912,248)            (110,323)
Stock compensation costs                                           (844,948)            (198,416)                  --
Organisational costs                                               (300,000)                  --             (300,000)
Advertising and promotion                                          (403,093)            (150,914)              (5,290)
Legal and professional fees                                      (2,370,392)            (511,647)             (84,318)
Travelling and entertainment                                       (630,728)            (221,948)             (36,511)
Depreciation                                                       (380,703)            (130,321)                  --
Operating lease charges in respect of properties                   (403,874)            (127,443)              (4,610)
Write-down of fixed and other assets                               (134,318)            (134,318)                  --
Other operating expenses                                           (888,214)            (249,598)              (5,228)
                                                                -----------          -----------          -----------

                                                                 (8,986,273)          (2,632,051)            (546,280)

Other income/(expenses)
Interest income                                                     216,364              179,603                5,745
Interest expense                                                   (471,688)                (264)                  --
                                                                -----------          -----------          -----------

                                                                   (255,324)             179,339                5,745
                                                                -----------          -----------          -----------

Net loss for the period                                          (9,241,597)          (2,452,712)            (540,535)
                                                                ===========          ===========          ===========

Basic and diluted loss per share
   applicable to common stockholders                                                       (0.15)               (0.06)

Weighted average shares used in
   computing per share amounts                                                        15,879,359            9,789,111
                                                                                     ===========          ===========


See accompanying notes to unaudited condensed consolidated financial statements

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Unaudited condensed consolidated statement of stockholders' equity for the quarter ended March 31, 2000
(Expressed in United States Dollars)

                                                                                                      Total
                                                    Common        Additional   Accumulated    stockholders'
                                             Note    stock   paid-in capital       deficit           equity

Balance at January 1, 2000                          14,957        18,716,175    (6,788,885)      11,942,247

Sixth common stock offering of
3,228,500 shares and warrants                   6    3,229        28,431,500            --       28,434,729

Stock-based compensation                                --           198,416            --          198,416

Shares issued in business
combination                                     7       25           623,963            --          623,988

Net loss for the period                                 --                --    (2,452,712)      (2,452,712)
                                                   --------------------------------------------------------

Balance at March 31, 2000                           18,211        47,970,054    (9,241,597)      38,746,668
                                                   ========================================================


See accompanying notes to unaudited condensed consolidated financial statements

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Unaudited condensed consolidated statements of cash flows for the quarters ended March 31, 2000 and March 31, 1999, and accumulated since inception (Expressed in United States Dollars)

                                                            Period from
                                                          September 16,
                                                                   1998              Quarter              Quarter
                                                            (inception)                ended                ended
                                                            to March 31,           March 31,            March 31,
                                                                  2000                  2000                 1999

Net loss for the period                                      (9,241,597)          (2,452,712)            (540,535)
Organisational costs in excess of cash paid                     300,000                   --              300,000
Stock compensation costs                                        844,948              198,416                   --
Depreciation of property and equipment                          380,703              130,321                   --
Loss on disposal of equipment                                     4,443                  639                   --
Payment of financial advisory fee                            (1,500,000)                  --                   --
Amortisation of financial advisory fee                        1,079,569              251,591                   --
Write-down of fixed and other assets                             53,326               53,326                   --
Increase in other receivables and prepaid expenses             (519,381)            (143,603)            (156,964)
Decrease in amounts due form stockholders                            --               12,540                   --
Increase in amounts due to employees and stockholders                --                   --               14,074
Accretion of discount of loan                                   410,000                   --                   --
Increase in accounts payable                                    257,294               55,900                9,006
Increase in accrued expenses                                    260,471              124,325               77,926
Increase/(decrease) in deferred income                            9,937               (8,138)                  --
Increase/(decrease) in amounts due to related
  companies                                                     110,434             (163,239)                  --
Increase/(decrease) in deferred rent                             60,356               (1,661)                  --

                                                            -----------          -----------          -----------
Net cash used in operating activities                        (7,489,497)          (1,942,295)            (296,493)
                                                            -----------          -----------          -----------

Cash flows from investing activities
Purchase of property and equipment                           (1,765,379)            (566,207)             (11,372)
Proceeds from disposal of equipment                               6,541                  735                   --
Effect of acquisition of subsidiary on cash                  (1,161,571)          (1,161,571)                  --

                                                            -----------          -----------          -----------
Net cash used in investing activities                        (2,920,409)          (1,727,043)             (11,372)
                                                            -----------          -----------          -----------

Cash flows from financing activities
Proceeds from issuance of common stock                       48,803,750           30,670,750            2,008,000
Share issue costs paid                                         (678,003)            (359,253)                  --
Proceeds from short term loans                                1,750,000                   --                   --
Repayment of short term loans                                (1,750,000)             (27,007)                  --
Principal payments under capital lease obligations               (1,489)                (406)                  --

                                                            -----------          -----------          -----------
Net cash provided by financing activities                    48,124,258           30,284,084            2,008,000
                                                            -----------          -----------          -----------

Net increase in cash and cash equivalents                    37,714,352           26,614,746            1,700,135

Cash and cash equivalents at beginning of period                     --           11,099,606                   --
                                                            -----------          -----------          -----------

Cash and cash equivalents at end of period                   37,714,352           37,714,352            1,700,135
                                                            ===========          ===========          ===========


See accompanying notes to unaudited condensed consolidated financial statements

The Group paid $264 and $Nil for interest for the quarters ended March 31, 2000 First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Unaudited condensed consolidated statements of cash flows for the quarters ended March 31, 2000 and March 31, 1999 (continued)
(Expressed in United States Dollars)
and March 31, 1999 respectively.

Major non-cash transactions


Quarter ended March 31, 2000:

(a) During the quarter ended March 31, 2000, $198,416 in compensation expense was recorded for options granted.

(b) 24,870 shares of the Company's common stock were issued on March 31, 2000 as part of the consideration paid for acquiring a 100% interest in the issued share capital of Asia Internet Limited ("AIL").

     The preliminary estimates of the fair values of assets and liabilities of AIL acquired are as follows:

     Cash                                                               $    38,429
     Other receivables and prepaid expenses                                  97,060
     Property and equipment                                                  43,443
     Bank overdraft                                                        (120,190)
     Obligations under capital lease                                        (22,194)
     Accounts payable and accrued expenses                                  (36,548)
                                                                        -----------
     Net assets acquired                                                $        --
                                                                        ===========

     Cash outflow from acquisition of subsidiary is made up of:

     Cash consideration paid                                            $ 1,200,000
     Cash acquired                                                          (38,429)
                                                                        -----------
                                                                        $ 1,161,571
                                                                        ===========

(c) In connection with the issue of shares on March 6, 2000, warrants to purchase 250,848 shares of the Company's common stock are issuable to an investment bank in addition to cash commission (see note 6).

See accompanying notes to unaudited condensed consolidated financial statements. First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Notes to unaudited condensed consolidated financial statements for the quarters ended March 31, 2000 and March 31, 1999
(Expressed in United States Dollars)

1    Background and nature of business

     First Ecom.com, Inc. and subsidiaries (together "the Group") was established to facilitate electronic payment processing of e-commerce transactions for merchants and banks across the Internet. The Group has developed an electronic gateway to convert consumers' credit card information collected by merchants on the Internet into a format that can be processed by banks. The Group will act as an intermediary payment system service provider between on-line merchants, consumers and banks. The principal geographic area in which the Group initially intends to provide its services is throughout Asia.

     Since its inception the Group has been in the development stage. The Group is in the process of acquiring and developing its software and hardware, training its personnel, performing research and development activities, and developing its markets. Through March 31, 2000 the Group generated processing income of $614 and recognised set up fee income of $4,188 from merchant customers. The Group decided to focus its core business on establishing and providing services to banks and plans to refer to those banks all merchants currently enjoying the "master merchant" relationship. As a result, the Group may not generate processing fee and set up fee income from the "master merchant" arrangement with the Bank of Bermuda in the longer term. The Group intends to charge banks service fees to process transactions through its gateway. The Group's ability to emerge from development stage is ultimately dependent upon the successful start-up of operations, including placing in service the Group's operating software and hardware as well as developing sufficient markets.

2    Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Notes to unaudited condensed consolidated financial statements for the quarters ended March 31, 2000 and March 31, 1999 (continued)
(Expressed in United States Dollars)

3    Summary of significant accounting policies

(a)  Principles of consolidation

     The accompanying condensed consolidated financial statements include the financial statements of the Company and its subsidiaries (the "Group"). All companies in which the parent has a controlling financial interest through direct or indirect ownership of a majority voting interest are consolidated. All significant intercompany balances and transactions have been eliminated on consolidation.

(b)  Business combinations


     Business combinations have been accounted for under the purchase method of accounting. The results of operations of the acquired business from the date of acquisition are included in the results of the Group. Net assets of the companies acquired are recorded at their fair value to the Group at the date of acquisition.

(c)  Use of estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that reflect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Notes to unaudited condensed consolidated financial statements for the quarters ended March 31, 2000 and March 31,1999 (continued) (Expressed in United States Dollars)

4    Property and equipment

     Details of the Group's property and equipment are as follows:


                                                    March 31,     December
                                                        2000      31, 1999

     Leasehold improvements                          318,227       318,227
     Computer equipment and processing system        974,872       835,752
     Furniture, fixtures and office equipment        241,896       141,819
     Motor vehicle                                    31,333            --
                                                  ----------    ----------
                                                   1,566,328     1,295,798

     Less accumulated depreciation                  (437,196)     (249,561)
                                                  ----------    ----------
                                                   1,129,132     1,046,237
                                                  ==========    ==========

     Depreciation expense charged to results of operations was $130,321 for the quarter ended March 31, 2000 (quarter ended March 31, 1999: $Nil). Additionally, $53,326 was included in write-down of fixed and other assets.

5    Stock options

     On February 1, 2000 the board of directors approved the granting of share options to a further group of employees of the Group. Under this stock option plan, the grantees are allowed to purchase up to 787,500 shares of the Company's common stock at a price of $9.90 per share. Further, a director was granted options to purchase 15,000 shares of the Company's common stock at a price of $9.90 per share on 24 February 2000. The fair value of the shares at the dates of grant was $10.13 and $30.0 respectively. 50% of these options are exercisable on and after February 1, 2001 and the remaining 50% are exercisable on and after February 1, 2002. All of these options, if remaining unexercised, will expire on February 1, 2005.

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Notes to unaudited condensed consolidated financial statements for the quarters ended March 31, 2000 and March 31, 1999 (continued) (Expressed in United States Dollars)

6    Issuance of common stock with warrants

On March 6, 2000 the Company issued a total of 3,228,500 units, each comprising one share of common stock and one five-year warrant to purchase one third of one share of common stock for $11.40 per whole share. These units were issued at a price of $9.50 each. The warrants are exercisable at any time up to March 6, 2004. Total share issue costs paid and accrued amounted to $2,236,021.

In connection with the share issue, warrants to purchase 26,923 shares at $7.80 per share, and 223,925 shares at $11.40 per share, of the Company's common stock are issuable to an investment bank in addition to the above issue costs. These warrants will be exercisable for a period of five years from the date of issue.

Details of the Company's previous common stock offerings are set out in the Form 10-K for the year ended December 31, 1999.

7    Purchase business combination

On March 31, 2000, the Company completed the acquisition of all the issued shares of Asia Internet Limited ("AIL") for $1,200,000 cash and 24,870 shares of the Company's common stock with a fair value of $623,988, less extinguishment of amount payable to AIL of $290,714. The Company also incurred direct costs of $19,525 in respect of the acquisition.

AIL is a Hong Kong based Internet Service Provider and is engaged in the provision of Internet dial-up access, information systems consulting and other related services.

The acquisition has been accounted for using purchase accounting, and accordingly, the results of operations of AIL will be included in the Company's consolidated financial statements from April 1, 2000 onward. The excess of the purchase price and direct costs over the preliminary estimates of the fair value of the identifiable net assets acquired of $1,552,799 has been recorded as goodwill and will be amortised on a straight-line basis over 3 years.

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Notes to unaudited condensed consolidated financial statements for the quarters ended March 31, 2000 and March 31, 1999 (continued) (Expressed in United States Dollars)


7    Purchase business combination (continued)

The following unaudited pro forma financial information presents the combined results of operations of the Company and AIL as if the acquisition has occurred as of the beginning of 2000 and 1999, after giving effect to certain adjustments, including amortisation of goodwill. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and AIL constituted a single entity during such periods.

                                                   Quarter ended March 31

                                                       2000           1999

     Pro forma revenue                          $   132,899      $  51,018
                                                ===========      =========

     Pro forma loss for the period              $(2,772,342)     $(698,564)
                                                ===========      =========

     Basic pro forma loss per share             $     (0.17)     $   (0.07)
                                                ===========      =========

The basic pro forma loss per share amounts are based on the proforma loss for the respective periods and the weighted average number of outstanding shares of 15,903,956 and 9,813,981 respectively.

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Notes to unaudited condensed consolidated financial statements for the quarters ended March 31, 2000 and March 31, 1999 (continued) (Expressed in United States Dollars)


8    Related party transactions

     For the quarter ended March 31, 2000

     (a) Asia Internet Limited ("AIL") was considered a related party to the Group by virtue of a 30% shareholder of AIL being a director and stockholder of the Group. AIL provided technical support, system maintenance and other professional services to the Group and purchased computer and office equipment on behalf of the Group. During the quarter ended March 31, 2000 and prior to the acquisition of AIL by the Group, the Group paid $91,871 to AIL for the above services. The amounts charged by AIL to the Group for technical support, system maintenance and other professional services and purchase of computer and office equipment on the Group's behalf were $283,157 and $15,290 respectively.

          On March 31, 2000, the Group completed the acquisition of AIL and its assets and liabilities have been consolidated into the Group's balance sheet as at that date.

     (b) A director and shareholder of the Group is a partner in a firm of solicitors to which the Group has paid legal fees in the ordinary course of its business. The amount paid by the Group to the firm during the quarter ended March 31, 2000 was $201,232 and the amount charged by the firm was $152,523 (quarter ended March 31, 1999: $Nil and $Nil respectively). As at March 31, 2000, the Group owed the firm $110,434 (as at December 31, 1999: $80,308).

9    Commitments

     On February 1, 2000 the Company and the Bank of Bermuda ("BOB") signed a shareholder and share purchase agreement concerning the formation of First Ecommerce Data Services Limited ("FEDS"), a joint venture operation to house the Company's payment gateway and BOB's credit card switch business. The Company committed to purchase a 40% interest in FEDS for a cash consideration of $3,000,000 and the grant to BOB for FEDS employees options to purchase 500,000 FECI shares for $11.01 per share. This transaction will be accounted for under purchase accounting. Up to the date of this document this transaction has not been completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the accompanying consolidated financial statements for the three-month periods ended March 31, 2000 and 1999 and the Form 10-K for the fiscal year ended December 31, 1999.

Special Note Regarding Forward-Looking Statements

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company's actual results could differ materially form those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of electronic commerce, constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Comparison of the three months ended March 31, 2000 with the three months ended March 31, 1999

The Company generated processing income of $614 and recognized set up fee income of $4,188 from merchant customers in the first quarter of fiscal year 2000 through its "master merchant" arrangement with the Bank of Bermuda. The Company did not start to acquire merchants until the second quarter of 1999 and so there were no revenues for the first quarter of 1999.

The Company announced in its Form 10-K filing on March 29 that it is now focusing its services on the needs of banks in Asia. During the second quarter of 2000 it plans to refer to those banks all merchants currently enjoying the "master merchant" relationship. As a result, the Company may not generate processing fee and set up fee income from the "master merchant" arrangement with the Bank of Bermuda in the longer term. The Company has completed its internal User Acceptance Testing of the systems it plans to provide to banks, but as of the date of this document has not yet begun to provide these services.

Operating expenses for the first quarter of 2000 were 483% higher than for the comparable period in 1999 and reflect the more mature stage of the Company's development. The increase in operating expenses included an increase in legal and professional fees of 607%, principally in respect of the engagement of professional services associated with this more mature stage, such as software development services from Asia Internet, legal fees associated with the Company's ordinary course of business and investor relations services.

The Company had a total of 43 full time employees in the first quarter of 2000 as compared to only 4 full time employees in the first quarter of 1999. This significant increase in employees is the main reason that staff costs have increased 8.3 times over the comparable period in 1999. The Company did not grant stock options to employees until June 22, 1999 and so there is no stock compensation expense in the quarter ended March 31, 1999 as compared to the same quarter in 2000. The organization costs incurred in the first quarter of 1999 are not a recurrent item and so there is no comparable item in first quarter of 2000. The significant increase in operating lease charges in respect of properties is due firstly to the Company starting to rent the premises in late March 1999 and secondly due to the expansion of the office in July 1999. The Company did not purchase fixed assets until the end of March 1999 and so there is no depreciation charge for the first quarter of 1999. Interest income has been generated from the fixed deposit monies raised from the recent private placement exercise. The balance of a short-term loan arrangement was fully repaid in early January, 2000.

Liquidity and Capital Resources

As of March 31, 2000 the Company's net current assets stood at $36.1 million (December 31, 1999: $10.9 million). This placement brought net proceeds to the Company of $30.3 million. Net cash used in operating activities increased from $296,493 to $1.9 million, mainly due to the significant increase in operating costs in the first quarter of 2000 as compared to the first quarter of 1999.

Net cash used in investing activities increased to $1,727,043, of which $1,161,571 was due to the acquisition of Asia Internet Limited. The balance was due to the purchase of property and equipment.

Net cash of $30,284,084 provided by financing activities consists mainly of a major private placement closed on March 6, 2000, of which certain issue costs amounting to approximately $1.9 million have not been paid. The placings closed in the first quarter of 1999 comprised initial seed capital investments into the Company of $2,008,000.

According to the Company's business plan and forecasts, operating cash flow is not expected to turn positive until well into 2001. However, on the basis of current and expected levels of operational expenditure, the Company's cash resources are regarded as sufficient to fund the Company's operations for the whole of the current year, even if no significant revenues are generated.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings which, in its opinion, after consultation with legal counsel, could have a material adverse effect on the Company. However, the Company is involved in ordinary routine litigation incidental to its business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 6, 2000 the Company issued 3,228,500 units, each of which consists of one share of common stock and a five-year warrant to purchase one third of a share of common stock for $11.40 per whole share, in a private placement to certain investors outside the United States for $9.50 per unit. This issuance was exempt from registration pursuant to Regulation S.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On March 16, 2000 the Company signed an agreement with the owners of Asia Internet Limited to purchase the entire issued share capital of Asia Internet Limited for a consideration of $1.2 million in cash and 24,870 shares in the Company. The purchase was completed on March 31, 2000. Asia Internet Limited, of which Mr. Daswani is a director and shareholder, provided technical support, system maintenance and other professional services for the Company during the year ended December 31, 1999 and in the period ended March 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K Filed on January 10, 2000 in Regard to Private Placement Made in December, 1999

Form 8-K Filed on March 17, 2000 in Regard to Private Placement Completed on March 6, 2000




     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              FIRST ECOM.COM, INC.

                               ---------------------------------------

                              (Registrant)



                               By: /s/ John R. Brewer
                               ---------------------------------------

Dated: May 15, 2000            John R. Brewer, Secretary &
                               Chief Financial Officer