Form 10-Q
period 2000-06-30
FIRST ECOM COM INC
filed 2000-08-14
CIK 1095070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                         Commission File Number 0-27753

                              FIRST ECOM.COM, INC.
             (exact name of registrant as specified in its charter)

          Nevada                                                  98-0206979
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

902 Henley Building
5 Queen's Road Central
Hong Kong SAR
(Address of principal executive offices)                         (Zip Code)

              (Registrant's telephone number, including area code)
                               011 (852) 2801 5181

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 9, 2000 the Company had one class of Common Stock with $.0001 par value, of which 19,210,037 shares were issued and outstanding.

                              FIRST ECOM.COM, INC.
                                      INDEX

PART I

     ITEM 1: Financial Information

             Consolidated Balance Sheet as at June 30, 2000
               and December 31, 1999

             Consolidated Statement of Operations for the
               three and six months ended June 30, 2000 and 1999

             Consolidated Statement of Stockholders' Equity
               for the six months ended June 30, 2000

             Consolidated Statement of Cash Flows
               for the six months ended June 30, 2000 and 1999

             Notes to Consolidated Financial Statements

     ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II

     ITEM 1: Legal Proceedings
     ITEM 2: Changes in Securities and Use of Proceeds
     ITEM 3: Defaults on Senior Securities
     ITEM 4: Submission of Matters to a Vote of Security Holders
     ITEM 5: Other Information
     ITEM 6: Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Unaudited interim consolidated balance sheets at June 30, 2000 and December 31, 1999
(Expressed in United States Dollars)

                                         Note   June 30, 2000  December 31, 1999

Assets
Current assets
Cash and cash equivalents                        $32,597,252     $11,099,606
Trade accounts receivable                            223,630            --
Work in progress                                      70,725            --
Amounts due from stockholders                            --           12,540
Prepaid financial advisory fees                      168,839         672,022
Loan receivable                            8         400,420            --
Prepaid expenses and other receivables               920,558         375,778
                                                 -----------     -----------
Total current assets                              34,381,424      12,159,946
Property and equipment                     4       1,130,871       1,046,237
Goodwill                                   6       1,602,053            --
                                                 -----------     -----------
Total assets                                     $37,114,348     $13,206,183
                                                 ===========     ===========

 See accompanying notes to unaudited interim consolidated financial statements.

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Unaudited interim consolidated balance sheets)
At June 30, 2000 and December 31, 1999 (continued)
(Expressed in United States Dollars)

                                              Note   June 30, 2000    December 31, 1999
Liabilities and stockholders' equity
Current liabilities
Short term loan                                       $       --        $     27,007
Finance lease obligation- current                            9,457             1,624
Accounts payable and accrued liabilities       7           681,264         1,153,049
Deferred income                                              5,749            18,075
                                                      ------------      ------------
Total current liabilities                                  696,470         1,199,755
Deferred rent                                               44,915            62,017
Finance lease obligation- long term                         13,755             2,164
                                                      ------------      ------------
Total liabilities                                          755,140         1,263,936
                                                      ------------      ------------
Stockholders' equity
Common stock, $0.001 par value
Authorized
  200,000,000 at June 30, 2000
  and December 31, 1999
Issued and outstanding shares
  as of June 30, 2000-
  18,210,037 shares
  as of December 31, 1999
  14,956,667 shares                                         18,211            14,957
Additional paid-in capital                              49,905,024        18,716,175
Deficit accumulated during the
  development stage                                    (13,564,027)       (6,788,885)
                                                      ------------      ------------
Total stockholders' equity                              36,359,208        11,942,247
                                                      ------------      ------------
Total liabilities and stockholders' equity            $ 37,114,348      $ 13,206,183
                                                      ============      ============

 See accompanying notes to unaudited interim consolidated financial statements.

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Unaudited interim consolidated statements of operations for the three and six months ended June 30, 2000 and June 30, 1999 (Expressed in United States Dollars)

                                     Period from
                                 September 16, 1998
                                   (inception) to       Three months ended June 30          Six months ended June 30
                                    June 30, 2000          2000            1999                2000            1999
Revenue
Payment processing                  $     13,166      $      5,730      $       --        $     10,532      $       --
System integration                       404,701           404,701              --             404,701              --
                                    ------------      ------------      ------------      ------------      ------------
Total revenue                            417,867           410,431              --             415,233              --

Direct costs                             340,244           340,244              --             340,244              --
                                    ------------      ------------      ------------      ------------      ------------
Gross profit                              77,623            70,187              --              74,989              --
                                    ------------      ------------      ------------      ------------      ------------

Operating expenses
Advertising and promotion                444,843            41,750           146,650           192,664           151,940
Amortization of goodwill                 145,641           145,641              --             145,641              --
Depreciation                             520,023           139,320            28,277           269,641            28,277
Occupancy                                539,303           135,429            42,577           262,872            47,187
Organizational costs                     300,000              --                --                --             300,000
Other operating expenses               1,067,645           179,431            67,095           429,029            72,323
Professional fees                      3,056,042           685,650           132,452         1,197,297           216,770
Staff costs                            4,057,515         1,420,076           232,760         2,332,324           343,083
Stock compensation costs               2,639,459         1,794,511            30,672         1,992,927            30,672
Traveling and entertainment              954,243           323,515            71,806           545,463           108,317
Write down of fixed and other
 assets                                  134,318              --                --             134,318              --
                                    ------------      ------------      ------------      ------------      ------------
Total expenses                        13,859,032         4,865,323           752,289         7,502,176         1,298,569
                                    ------------      ------------      ------------      ------------      ------------

Operating loss                       (13,781,409)       (4,795,136)         (752,289)       (7,427,187)       (1,298,569)

Other income (expenses)
Interest income                          690,454           474,090             7,082           653,693            12,827
Interest expense                        (473,072)           (1,385)              (57)           (1,649)              (57)
                                    ------------      ------------      ------------      ------------      ------------
                                         217,381           472,705             7,025           652,044            12,770
                                    ------------      ------------      ------------      ------------      ------------

Net loss for the period             $(13,564,027)     $ (4,322,430)     $   (745,264)     $ (6,775,142)     $ (1,285,799)
                                    ============      ============      ============      ============      ============
Basic and diluted loss per
share applicable to common
stockholders                                          $      (0.24)     $      (0.06)     $      (0.40)     $      (0.12)

Weighted average shares used in
computing per share amounts                             18,210,037        12,540,000        17,038,265        11,164,556
                                                      ============      ============      ============      ============

 See accompanying notes to unaudited interim consolidated financial statements

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Unaudited interim consolidated statements of stockholders' equity for the six months ended June 30, 2000
(Expressed in United States Dollars)

                                                                                                     Deficit
                                                                                                   accumulated
                                                              Common                Additional      during the         Total
                                                   ----------------------------      paid-in       development      stock-holders'
                                                       Shares         Amount         capital          stage            equity
Balance at December 31, 1999                         14,956,667    $     14,957    $ 18,716,175    $ (6,788,885)   $ 11,942,247
Common stock and warrants issued at $9.50 per unit    3,228,500           3,229      28,571,959            --        28,575,188
Stock-based compensation                                   --         1,992,927            --         1,992,927
Shares issued in business combination                    24,870              25         623,963            --           623,988
Net loss for the period                                    --              --              --        (6,775,142)     (6,775,142)
                                                   ------------    ------------    ------------    ------------    ------------
Balance at June 30, 2000                             18,210,037    $     18,211    $ 49,905,024    $(13,564,027)   $ 36,359,208
                                                   ============    ============    ============    ============    ============

 See accompanying notes to unaudited interim consolidated financial statements

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Unaudited interim consolidated statements of cash flows for the six months ended June 30, 2000 and June 30, 1999
(Expressed in United States Dollars)

                                                          Period from
                                                         September 16,                           Six months
                                                        1998 (inception)    Six months ended     ended June
                                                        to June 30, 2000     June 30, 2000       30, 1999
Net loss for the period                                   $(13,564,027)     $ (6,775,142)     $ (1,285,799)
Organizational costs in excess of cash paid                    300,000              --             300,000
Stock compensation costs                                     2,639,459         1,992,927            30,672
Depreciation of property and equipment                         520,023           269,641            28,277
Loss (gain) on disposal of equipment                             3,695              (109)             --
Payment of financial advisory fee                           (1,500,000)             --                --
Amortization of financial advisory fee                       1,331,161           503,184              --
Amortization of goodwill                                       145,641           145,641              --
Write-down of fixed and other assets                            53,327            53,327              --
Increase in trade accounts receivable                         (119,577)         (119,577)             --
Increase in prepaid expenses and other receivables            (900,954)         (525,176)         (380,931)
Increase in work in progress                                   (70,725)          (70,725)             --
Accretion of discount on loan                                  410,000              --                --
Increase in accounts payable
   and accrued liabilities                                     728,105           141,361           153,859
Increase (decrease) in deferred rent                            44,915           (17,102)           37,223
Increase (decrease) in deferred income                           5,749           (12,326)             --
                                                          ------------      ------------      ------------
Net cash used in operating activities                       (9,973,208)       (4,414,076)       (1,116,699)
                                                          ------------      ------------      ------------
Cash flows from investing activities
Purchase of property and equipment                          (1,647,031)         (459,788)         (546,849)
Proceeds from disposal of equipment                              6,540               734              --
Effect of acquisition of subsidiary on cash                 (1,409,319)       (1,409,319)             --
Increase in loans receivable                                  (400,420)         (400,420)             --
                                                          ------------      ------------      ------------
Net cash used in investing activities                       (3,450,230)       (2,268,793)         (546,849)
                                                          ------------      ------------      ------------
Cash flows from financing activities
Proceeds from issuance of common stock                      48,803,750        30,670,750         2,008,000
Share issue costs paid                                      (2,779,207)       (2,460,458)             --
Repayment of short term loans                                     --             (27,007)             --
Principal payments under capital lease obligations              (3,853)           (2,770)             (271)
                                                          ------------      ------------      ------------
Net cash provided by financing activities                   46,020,690        28,180,515         2,007,729
                                                          ------------      ------------      ------------
Net increase in cash and cash equivalents                   32,597,252        21,497,646           344,181
Cash and cash equivalents at beginning of year/period             --          11,099,606              --
                                                          ------------      ------------      ------------
Cash and cash equivalents at end of year/period           $ 32,597,252      $ 32,597,252      $    344,181
                                                          ============      ============      ============

See accompanying notes to unaudited interim consolidated financial statements

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Unaudited interim consolidated statements of cash flows for the six months ended June 30, 2000 and June 30, 1999
(Expressed in United States Dollars)


The Group paid $1,384 and $57 for interest for the six months ended June 30, 2000 and June 30, 1999 respectively.

Major non-cash transactions

Six months ended June 30, 2000:

(a) During the six months ended June 30, 2000, $1,992,927 in compensation expense was recorded for options and warrants granted.

(b) 24,870 shares of the Company's common stock were issued on March 31, 2000 as part of the consideration paid for acquiring a 100% interest in the issued share capital of Asia Internet Limited ("AIL").

     The fair values of assets and liabilities of AIL acquired are as follows:

     Bank overdraft, net                              $  (187,607)
     Accounts receivable                                  104,053
     Prepaid expenses                                      19,604
     Property and equipment                                53,846
     Obligations under capital lease                      (22,194)
     Accounts payable and accrued expenses               (157,751)
                                                      -----------
     Deficiency in  assets acquired                   $  (190,049)
                                                      ===========

     Cash outflow from acquisition of subsidiary is made up of:

     Cash consideration paid                          $ 1,200,000
     Bank overdraft, net                                  187,607
     Closing costs                                         21,712
                                                      -----------
                                                      $ 1,409,319
                                                      ===========

(c) In connection with the issue of shares on March 6, 2000, warrants to purchase 250,848 shares of the Company's common stock were issued to an investment bank in addition to cash commission. (see note 5(b))



See accompanying notes to unaudited interim consolidated financial statements.

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Notes to unaudited interim consolidated financial statements for the six months ended June 30, 2000 and June 30, 1999
(Expressed in United States Dollars)

1    Background and nature of business

First Ecom.com, Inc. and subsidiaries (together "the Group") was established to facilitate electronic payment processing of e-commerce transactions for merchants and banks across the Internet. The Group has developed an electronic gateway to convert consumers' credit card information collected by merchants on the Internet into a format that can be processed by banks. The Group acts as an intermediary payment system service provider between on-line merchants, consumers and banks. The principal geographic area in which the Group initially intends to provide its services is throughout Asia.

Since its inception the Group has been in the development stage. The Group is in the process of acquiring and developing its software and hardware, training its personnel, performing research and development activities, and developing its markets. Through June 30, 2000, the Group had insignificant revenues from payment processing operations. During the second quarter the Group earned systems integration revenue through its new subsidiary, Asia Internet Limited which was acquired on March 31, 2000 (Note 6). In April, the Group decided to gradually terminate its direct relationship with merchants. The Group is now focusing on establishing and providing services to banks. The Group intends to charge banks service fees to process transactions through its gateway. The Group's ability to emerge from development stage is ultimately dependent upon the successful start-up of operations, including placing in service the Group's operating software and hardware as well as developing sufficient markets.

2    Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Notes to unaudited interim consolidated financial statements for the six months ended June 30, 2000 and June 30, 1999 (continued) (Expressed in United States Dollars)

3    Summary of significant accounting policies

(a) Principles of consolidation


The accompanying interim consolidated financial statements include the financial statements of the Company and its subsidiaries (the "Group"). All companies in which the parent has a controlling financial interest through direct or indirect ownership of a majority voting interest are consolidated. All significant inter-company balances and transactions have been eliminated on consolidation.

(b) Business combinations


Business combinations have been accounted for under the purchase method of accounting. The results of operations of the acquired business from the date of acquisition are included in the results of the Group. Net assets of the companies acquired are recorded at their fair value to the Group as at the date of acquisition.

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

(d) Income recognition

The Group has two revenue sources i) payment processing and ii) systems integration. Payment processing revenue consists of set up fees, which are recognized monthly over the first 12 months after the set up, and processing fees which are based on monthly transactions. Systems integration revenue relates primarily to specific contracts and is recognized using the percentage of completion method.

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Notes to unaudited interim consolidated financial statements for the six months ended June 30, 2000 and June 30,1999 (continued) (Expressed in United States Dollars)


4    Property and equipment

Details of the Group's property and equipment are as follows:


                                                June 30,       December 31,
                                                 2000             1999

Leasehold improvements                       $   318,227      $   318,227
Computer equipment and processing system       1,089,927          835,752
Furniture, fixtures and office equipment         270,149          141,819
Motor vehicle                                     31,333             --
                                             -----------      -----------
                                               1,709,636        1,295,798
Less accumulated depreciation                   (578,765)        (249,561)
                                             -----------      -----------
                                             $ 1,130,871      $ 1,046,237
                                             ===========      ===========


Depreciation expense charged to results of operations was $269,641 for the six months ended June 30, 2000 (1999: $28,277). Additionally, $53,327 was included in write-down of fixed and other assets.


5    Stock options and warrants

(a) Stock options

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

On March 1, 2000 an employee of the Group was granted options to purchase up to 50,000 shares of the Company's common stock at a price of $9.90 per share. The fair value of the shares at the date of grant was $30.44. 50% of these options are exercisable on and after February 1, 2001 and the remaining 50% are exercisable on and after February 1, 2002. All of these options, if remaining unexercised, will expire on February 1, 2005.

On April 1, 2000, a further group of employee were granted options to purchase up to 315,000 shares of the Company's common stock at a price of $9.90 per share. The fair value of the shares at the date of grant was$25.09. 50% of these options are exercisable on and after February 1, 2001 and the remaining 50% are exercisable on and after February 1, 2002. All of these options, if remaining unexercised, will expire on February 1, 2005.

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Notes to unaudited interim consolidated financial statements for the six months ended June 30, 2000 and June 30,1999 (continued) (Expressed in United States Dollars)

(a) Stock options (continued)

On April 17, 2000 the board of directors approved the granting of share options to a further group of employees of the Group. Under this grant, the employees are allowed to purchase up to 95,000 shares of the Company's common stock at a price of $13.50 per share. The fair value of the shares at the dates of grant was $14.00. 50% of these options are exercisable on and after April 17, 2001 and the remaining 50% are exercisable on and after April 17, 2002. All of these options, if remaining unexercised, will expire on April 17, 2005.

On May 12, 2000 the board of directors approved the granting of share options to a further group of employees of the Group. Under this grant, the employees are allowed to purchase up to 10,000 shares of the Company's common stock at a price of $14.00 per share. The fair value of the shares at the dates of grant was $14.03. 50% of these options are exercisable on and after May 12, 2001 and the remaining 50% are exercisable on and after May 12, 2002. All of these options, if remaining unexercised, will expire on May 12, 2005.

As at June 30, 2000, the Company has commitments to issue 50,000 stock options to new employees of the Company.


(b) Warrants

On March 6, 2000 the Company issued a total of 3,228,500 units, each comprising of one share of common stock and one warrant at a price of $9.50 each. The warrants, which are exercisable at any time up to March 6, 2004, entitle the holder to purchase one-third of a share of common stock at the price of $11.40 per whole share. Costs associated with issuing these units amounted to $2,460,458.

In connection with the share issue, warrants to purchase 26,923 shares at $7.80 per share, and 223,925 shares at $11.40 per share, of the Company's common stock were issued to an investment bank in addition to the above issue costs. These warrants will be exercisable for a period of five years from the date of issue.

On June 30, 2000, the Company issued 50,000 warrants to a former employee to purchase 50,000 shares of the Company's common stock at $8.55 per share. The market value of the company's shares at the date of issue was $9.84. These warrants will be exercisable for a period of two years from the date of issue.

Subsequent to June 30, 2000, the holder of a warrant for 1 million shares of the Company exercised their right to acquire 1 million shares at a price of $7.80 per share.

Details of the Company's previous common stock offerings are set out in the Form 10-K for the year ended December 31, 1999.

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Notes to unaudited interim consolidated financial statements for the six months ended June 30, 2000 and June 30, 1999 (continued) (Expressed in United States Dollars)


6    Acquisition

On March 31, 2000, the Company completed the acquisition of all the issued shares of Asia Internet Limited ("AIL") for $1,200,000 cash and 24,870 shares of the Company's common stock with a fair value of $623,988, less extinguishments of amount payable to AIL of $288,056. The Company also incurred direct costs of $21,712 in respect of the acquisition.

AIL is a Hong Kong based Internet Service Provider and is engaged in the provision of Internet dial-up access, information systems consulting and other related services.

The acquisition has been accounted for using purchase accounting, and accordingly, the results of operations of AIL has been included in the Company's consolidated financial statements from April 1, 2000 onward. The excess of the purchase price and direct costs over the fair value of the identifiable net assets acquired of $1,747,693 has been recorded as goodwill and is being amortized on a straight-line basis over 3 years.

The following unaudited pro forma financial information presents the combined results of operations of the Company and AIL as if the acquisition has occurred as of the beginning of 2000 and 1999, after giving effect to certain adjustments, including amortization of goodwill. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and AIL constituted a single entity during such periods.

                                      Six months ended June 30
                                       2000             1999

Pro forma revenue                  $   543,330      $   161,427
                                   ===========      ===========
Pro forma loss for the period      $(7,094,772)     $(1,694,280)
                                   ===========      ===========
Basic pro forma loss per share     $     (0.42)     $     (0.15)
                                   ===========      ===========


The basic pro forma loss per share amounts are based on the pro forma loss for the respective periods and the weighted average number of outstanding shares of 17,050,631 and 11,189,426 respectively.

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Notes to unaudited interim consolidated financial statements for the six months ended June 30, 2000 and June 30, 1999 (continued) (Expressed in United States Dollars)


7    Related party transactions

For the three and six months ended June 30, 2000

(a) Asia Internet Limited ("AIL") was considered a related party to the Group by virtue of a 30% shareholder of AIL being a director and stockholder of the Group. AIL provided technical support, system maintenance and other professional services to the Group and purchased computer and office equipment on behalf of the Group. During the three and six months ended June 30, 2000 (excluding those amounts after March 31, 2000, the date of acquisition of AIL by the Group), the Group paid $Nil and $91,871 to AIL for the above services respectively (1999: $65,082 and $88,438 respectively). During the six months ended June 30, 2000, the amounts charged by AIL to the Group for technical support, system maintenance and other professional services and purchase of computer and office equipment on the Group's behalf were $283,157 and $15,290 respectively (1999: $23,989 and $33,565 respectively).

     On March 31, 2000, the Group completed the acquisition of AIL and its assets and liabilities have been consolidated into the Group's accounts as of that date.


(b) A director and shareholder of the Group was a partner in a firm of solicitors to which the Group has paid legal fees in the ordinary course of its business. The amount paid by the Group to the firm during the three and six months ended June 30, 2000 was $151,774 and $326,702 respectively (1999: $58,710 and $61,629 respectively) and the amount charged by the firm was $100,851 and $259,618 respectively (1999: $38,446 and $38,446 respectively). As at June 30, 2000, the Group owed the firm $13,224 (as at December 31, 1999: $80,308). Effective June 15, 2000, the director resigned from the firm of solicitors and entered into a consultancy agreement directly with the Company with a monthly fee of $16,129. $8,602 was accrued at June 30, 2000


8    Commitments

On February 1, 2000, amended on May 26, 2000 the Company and the Bank of Bermuda ("BOB") signed a shareholder and share purchase agreement concerning the formation of First Ecommerce Data Services Limited ("FEDS"), a joint venture operation to house the Company's payment gateway and BOB's credit card switch business. The Company committed to purchase a 50% interest in FEDS for a cash consideration of $3,000,000 and the grant to BOB, for use of BOB or FEDS employees, options to purchase 500,000 the Company's shares for $12.00 per share upon BOB obtaining government approval. The Company has also agreed to fund 50% of FEDS expenditures. To date, the Company has advanced an unsecured, non-interest bearing demand loan of $400,420 with no set terms of repayment.

First Ecom.com, Inc. and subsidiaries
(a group of companies in development stage)
Notes to unaudited interim consolidated financial statements for the six months ended June 30, 2000 and June 30, 1999 (continued) (Expressed in United States Dollars)

9    Subsequent event

Subsequent to June 30, 2000, the holder of a warrant for 1 million shares of the Company exercised their right to acquire 1 million shares for total cash consideration of $7.8 million.


10   Segment information

The Group's operations involve the implementation and processing of electronic payments as well as systems integration services. Summarized financial information by segment for the three and six months periods ended June 30, 2000 and 1999, and as of June 30, 2000 as taken from the internal management reports, is as follows:

REVENUE
                             Three Months Ended                  Six Months Ended
                            2000            1999               2000            1999
Segments
Payment processing      $     5,730      $      --        $    10,532      $      --
Systems integration         404,701             --            404,701             --
                        -----------      -----------      -----------      -----------
                        $   410,431      $      --        $   415,233      $      --
                        -----------      -----------      -----------      -----------
NET LOSS
                             Three Months Ended                  Six Months Ended
                            2000            1999               2000            1999
Segments
Payment processing      $(4,277,914)     $  (745,264)     $(6,730,626)     $(1,285,799)
Systems integration         (44,516)            --            (44,516)            --
                        -----------      -----------      -----------      -----------
                        $(4,322,430)     $  (745,264)     $(6,775,142)     $(1,285,799)
                        -----------      -----------      -----------      -----------

 ASSETS
                         30-Jun-00
 Segments
 Payment processing     $34,957,528
 Systems integration        554,767
                        -----------
                         35,512,295
                        -----------
Goodwill                  1,602,053
                        -----------
                        $37,114,348
                        -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the accompanying interim consolidated financial statements for the six-month periods ended June 30, 2000 and 1999 and the Form 10-K for the fiscal year ended December 31, 1999.

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

Results of Operations

Comparison of the three months and six months ended June 30, 2000 with the three months and six months ended June 30, 1999

The Company generated processing income and set up fee income of $5,730 from merchant customers for the three months ended June 30, 2000 and $10,532 for the six months ended June 30, 2000 through its "master merchant" arrangement with the Bank of Bermuda. The Company did not start to acquire merchants until the second quarter of 1999 and so there were no revenues for both the three months and six months ended June 30, 1999.

The Company's subsidiary, Asia Internet Limited, which was acquired on March 31, 2000, contributed systems integration revenue of $404,701 for the three months and six months ended June 30, 2000. There were no comparable revenues for both the three months and six months ended June 30,1999.

The Company announced in its Form 10-K filing on March 29 that it is now focusing its services on the needs of banks in Asia. During the second quarter of 2000 it started to refer to those banks merchants currently enjoying the "master merchant" relationship. This transfer is expected to be completed during the third quarter of 2000. As a result, the Company may not generate processing fee and set up fee income from the "master merchant" arrangement with the Bank of Bermuda in the longer term. The Company has completed its internal User Acceptance Testing of the systems it plans to provide to banks, but as of the date of this document has not yet begun to provide these services.

Operating expenses for the three months ended June 30, 2000 were 547% higher than for the comparable period in 1999 and for the six months ended June 30, 2000 were 477% higher than for the comparable period in 1999. This reflects the more mature stage of the Company's development. The increase in operating expenses included an increase in legal and professional fees of 417% for the three months ended June 30, 2000 and 452% for the six months ended June 30, 2000 over the respective periods of 1999, principally in respect of the engagement of professional services associated with this more mature stage, such as software development services from Asia Internet (prior to March 31,2000), legal fees associated with the Company's ordinary course of business and investor relations services.

The Company had a total of 76 full time employees as at June 30, 2000 as compared to 25 full time employees as at June 30, 1999. This significant increase in employees is the main reason that staff costs have increased 5 times for the three months ended June 30, 2000 and 5.78 times for the six months ended June 30, 2000 over the comparable periods in 1999. The Company did not grant stock options to employees until June 22, 1999 and so there only a small amount of stock compensation expense in the six months ended June 30, 1999 as compared to the six months ended June 30, 2000. The organization costs incurred in the six months ended June 30, 1999 are not a recurrent item and so there is no comparable item in six months ended June 30, 2000. The significant increase in occupancy costs in respect of properties is due firstly to the Company starting to rent the premises in late March 1999 and secondly due to the expansion of the office in July 1999. The Company did not purchase fixed assets until the end of March 1999 and depreciation charges did not commence until the three months ended June 30, 1999. Interest income has been generated from the fixed deposit monies raised from the recent private placement exercise. The balance of a short-term loan arrangement was fully repaid in early January, 2000.

Liquidity and Capital Resources

As of June 30, 2000 the Company's net current assets stood at $33.7 million (December 31, 1999: $11.0 million). Net cash used in operating activities increased from $1,116,699 for the six months ended June 30, 1999 to $4,414,076 for the six months ended June 30, 2000, mainly due to the significant increase in operating costs in the first six months of 2000 as compared to the first six months of 1999.

Net cash used in investing activities increased to $2,268,793, of which $1,409,319 was due to the acquisition of Asia Internet Limited. The balance was due to the purchase of property and equipment and a loan to First Ecommerce Data Services Limited.

Net cash of $28,180,515 provided by financing activities during the six months ended June 30, 2000 consists mainly of a major private placement closed on March 6, 2000 as compared to net cash of $2,007,729 during the comparable six months ended June 30, 1999. The placing closed in the six months ended June 30, 1999 included initial seed capital investments into the Company of $2,008,000.

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

On July 26, 2000 a the holder of warrants for 1 million shares, exercisable at $7.80 per share, exercised its option and deposited the sum of $7,800,000 with the company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On March 16, 2000 the Company signed an agreement with the owners of Asia Internet Limited to purchase the entire issued share capital of Asia Internet Limited for a consideration of $1.2 million in cash and 24,870 shares in the Company. The purchase was completed on March 31, 2000. Asia Internet Limited, of which Mr. Daswani is a director and shareholder, provided technical support, system maintenance and other professional services to the Company during the year ended December 31, 1999 and in the period ended March 31, 2000. Asia Internet Limited developed the Company's payment gateway under contract prior to March 31, 2000.

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



Date: August 10, 2000                      FIRST ECOM.COM, INC.


                                           /s/  Harold L. Hutton
                                           -------------------------------------
                                           Harold L. Hutton
                                           President and Chief Executive Officer


                                           /s/ Kenneth G.C. Telford
                                           -------------------------------------
                                           Kenneth G.C. Telford
                                           Secretary and Chief Financial Officer