Form 10-Q
period 2000-09-30
FIRST ECOM COM INC
filed 2000-11-14
CIK 1095070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

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

                        Yes   [X]       No    [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 25, 2000 the Company had one class of Common Stock with $.0001 par value, of which 19,210,037 shares were issued and outstanding.

                                    FIRST ECOM.COM, INC.
                                            INDEX

PART I

   ITEM 1:  Financial Information

                Consolidated Balance Sheet as at September 30, 2000
                     and December 31, 1999

                Consolidated Statement of Operations and
                     Comprehensive Loss for the three and nine months ended September 30, 2000 and 1999

                Consolidated Statement of Stockholders' Equity
                     for the nine months ended September 30, 2000

                Consolidated Statement of Cash Flows
                     For the nine months ended September 30, 2000 and 1999

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



SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated balance sheets at September 30, 2000 and December 31, 1999
(Expressed in United States Dollars)


                                               Note           September 30, 2000                 December 31, 1999
Assets

Current assets
Cash and cash equivalents                                         $ 33,428,735                       $11,099,606
Trade accounts receivable                                              116,716                            --
Accrued interest                                                        88,586
Marketable securities                           4                    1,816,200                            --
Work in progress                                                        43,866                            --
Amounts due from stockholders                                            --                               12,540
Prepaid financial advisory fees                                          --                              672,022
Prepaid expenses and other receivables                                 850,690                           375,778
                                                          -------------------------------------------------------
Total current assets                                                36,344,793                        12,159,946

Property and equipment                          5                    1,120,070                         1,046,237

Investment in affiliate                         6                    3,285,577                            --

Goodwill                                                             1,456,411                            --
                                                          -------------------------------------------------------
Total assets                                                      $ 42,206,851                      $ 13,206,183
                                                          =======================================================



See accompanying notes to unaudited interim consolidated financial statements.

First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated balance sheets)
At September 30, 2000 and December 31, 1999 (continued)
(Expressed in United States Dollars)

                                                           Note      September 30, 2000      December 31, 1999
Liabilities and stockholders' equity

Current liabilities
Short term loan                                                             $      --           $    27,007
Capital lease obligation                                                           1,624              1,624
Accounts payable and accrued liabilities                    7                    747,774          1,153,049
Deferred income                                                                   17,233             18,075
                                                                     ---------------------------------------
Total current liabilities                                                        766,631          1,199,755

Deferred rent                                                                     29,459             62,017
Capital lease obligation                                                             946              2,164
                                                                     ---------------------------------------

Total liabilities                                                                797,036          1,263,936
                                                                     ---------------------------------------

Stockholders' equity

Common stock, $0.001 par value
Authorized
  200,000,000 at September 30, 2000
  and December 31, 1999
Issued and outstanding shares
  as of September 30, 2000-
  19,210,037 shares
  as of December 31, 1999
  14,956,667 shares                                                               19,211             14,957
Additional paid-in capital                                                    58,761,891         18,716,175
Accumulated other comprehensive income                                         (183,800)               --
Deficit accumulated during the development stage                            (17,187,487)        (6,788,885)
                                                                     ---------------------------------------
Total stockholders' equity                                                    41,409,815         11,942,247
                                                                     ---------------------------------------
Total liabilities and stockholders' equity                                  $ 42,206,851        $13,206,183
                                                                     =======================================








See accompanying notes to unaudited interim consolidated financial statements.

First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2000 and 1999 and from September 16,1998 (inception) to September 30, 2000
(Expressed in United States Dollars)

                                                                                                                        Period from
                                                        Three months ended                 Nine months ended     September 16, 1998
                                                           September 30                      September 30            (inception) to
                                                                                                                      September 30,
                                                       2000             1999             2000             1999                 2000
Revenue
Payment processing                                 $     17,355     $       --       $     27,887     $       --       $     30,521
System integration                                      233,133             --            637,834             --            637,834
                                                   --------------------------------------------------------------------------------
Total revenue                                           250,489             --            665,722             --            668,356

Direct costs                                            269,279             --            609,523             --            609,523
                                                   --------------------------------------------------------------------------------

Gross profit loss                                       (18,790)            --             56,199             --             58,833
                                                   --------------------------------------------------------------------------------

Operating expenses
Advertising and promotion                                38,502           34,730          231,166          186,670          483,345
Amortization of goodwill                                145,641             --            291,282             --            291,282
Depreciation                                            149,625          106,030          419,266          134,307          669,648
Occupancy                                               195,731          113,155          458,603          160,342          735,034
Organizational costs                                       --               --               --            300,000          300,000
Other operating expenses                                132,959          242,424          561,988          314,747        1,200,604
Professional fees                                       668,840          950,908        1,866,137        1,167,678        3,724,882
Staff compensation and benefits                       1,333,969          558,671        3,666,293          901,754        5,391,484
Stock compensation costs                              1,057,867          299,444        3,050,794          330,116        3,697,326
Traveling and entertainment                             243,299          164,929          788,762          273,246        1,197,542
Write down of fixed and other assets                       --               --            134,318             --            134,318
                                                   --------------------------------------------------------------------------------
Total expenses                                        3,966,433        2,470,291       11,468,609        3,768,860       17,825,465

Operating loss                                       (3,985,223)      (2,470,291)     (11,412,410)      (3,768,860)     (17,766,632)

Equity loss of affiliate                               (114,423)                         (114,423)                         (114,423)
Other income(expenses)
Interest income                                         476,273            1,246        1,129,966           14,073        1,166,727
Interest expense                                            (85)        (244,134)          (1,734)        (244,191)        (473,158)
                                                   --------------------------------------------------------------------------------
                                                        476,188         (242,888)       1,128,232         (230,118)         693,569
                                                   --------------------------------------------------------------------------------
Net loss for the period                              (3,623,459)      (2,713,179)     (10,398,602)      (3,998,978)     (17,187,487)
                                                   --------------------------------------------------------------------------------

Other comprehensive income (loss):
Unrealized loss on marketable securities               (183,800)                         (183,800)                         (183,800)
                                                   --------------------------------------------------------------------------------
Comprehensive loss for the period                  $ (3,807,259)    $ (2,713,179)    $(10,582,402)    $ (3,998,978)    $(17,371,287)
                                                   ================================================================================
Basic and diluted loss per share
applicable to common stockholders                  $      (0.18)    $      (0.22)    $      (0.59)    $      (0.34)

Weighted average shares used in
computing per share amounts                          18,935,312       12,580,293       17,674,906       11,647,155
                                                   ================================================================================

See accompanying notes to unaudited interim consolidated financial statements

First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated statements of stockholders' equity for the nine months ended September 30, 2000
(Expressed in United States Dollars)


                                                                                         Deficit
                                               Common                                accumulated     Accumulated
                                                                      Additional      during the           other            Total
                                                                         paid-in     development   comprehensive     stockholders'
                                        Shares          Amount           capital           stage          income            equity
Balance at December 31, 1999          14,956,667       $14,957       $18,716,175     $ (6,788,885)      $    --        $11,942,247

Common stock and warrants
issued at $9.50 per unit               3,228,500         3,229        28,571,959                                        28,575,188

Stock-based compensation                                               3,050,794                                         3,050,794

Shares issued in business
combination                               24,870            25           623,963                                           623,988

Shares issued on exercise of
Warrants                               1,000,000         1,000         7,799,000                                         7,800,000

Net loss for the period                                                               (10,398,602)       (183,800)     (10,582,402)
                                      ---------------------------------------------------------------------------------------------
Balance at September 30, 2000         19,210,037       $19,211       $58,761,891    $ (17,187,487)      $(183,800)     $41,409,815
                                      =============================================================================================



See accompanying notes to unaudited interim consolidated financial statements

First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 and from September 16, 1998 (inception) to September 30, 2000
(Expressed in United States Dollars)


                                                                            Nine months           Nine months  Period from September
                                                                        ended Sept. 30,       ended Sept. 30,   16, 1998 (inception)
                                                                                   2000                  1999     to Sept. 30, 2000
Net loss for the period                                                    $(10,398,602)         $ (3,998,978)         $(17,187,487)
Equity loss in affiliate                                                        114,423                  --                 114,423
Organizational costs in excess of cash paid                                        --                 300,000               300,000
Stock compensation costs                                                      3,050,794               330,116             3,697,326
Depreciation of property and equipment                                          419,266               134,307               669,648
(Gain) loss on disposal of equipment                                             (6,780)                3,804                (2,976)
Payment of financial advisory fee                                                  --              (1,500,000)           (1,500,000)
Amortization of financial advisory fee                                          672,022               577,496             1,500,000
Amortization of goodwill                                                        291,282                  --                 291,282
Write-down of fixed and other assets                                             53,327                  --                  53,327
Increase in trade accounts receivable                                          (101,249)                 --                (101,249)
Increase in prepaid expenses and other receivables                             (455,308)             (279,413)             (831,086)
(Increase) decrease in amounts due                                                 --                    --                    --
   (from) to stockholders and employees                                          12,540               (80,240)                 --
Increase in work in progress                                                    (43,867)                 --                 (43,867)
Accretion of discount on loan                                                      --                 227,282               410,000
Increase (decrease) in accounts payable
  and accrued liabilities                                                        90,619               598,986               701,832
Increase (decrease) in deferred rent                                            (32,558)               77,466                29,459
Increase in deferred income                                                        (842)                 --                  17,233
                                                               --------------------------------------------------------------------
Net cash used in operating activities                                        (6,334,932)           (3,609,174)          (11,882,134)
                                                               --------------------------------------------------------------------

Cash flows from investing activities
Purchase of property and equipment                                             (507,463)             (883,946)           (1,706,635)
Proceeds from disposal of equipment                                                 734                 5,806                 6,540
Effect of acquisition of subsidiary on cash                                  (1,409,319)                 --              (1,409,319)
Investment in marketable securities                                          (2,000,000)                 --              (2,000,000)
Investment in and loan to affiliate                                          (3,400,000)                 --              (3,400,000)
                                                               --------------------------------------------------------------------
Net cash used in investing activities                                        (7,316,048)             (878,140)           (8,509,414)
                                                               --------------------------------------------------------------------

Cash flows from financing activities
Proceeds from issuance of common stock                                       30,670,750             3,508,000            48,803,750
Share issue cost paid                                                        (2,460,458)                 --              (2,779,208)
Short term loans                                                                (27,007)            1,000,000                  --
Proceeds from exercise of warrants                                            7,800,000                  --               7,800,000
Principal payments under capital lease obligations                               (3,176)                 (677)               (4,259)
                                                               --------------------------------------------------------------------
Net cash provided by financing activities                                    35,980,109             4,507,323            53,820,283
                                                               --------------------------------------------------------------------

Net increase in cash and cash equivalents                                    22,329,129                20,009            33,428,735
Cash and cash equivalents at beginning of period                             11,099,606                  --                    --
                                                               --------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $ 33,428,735          $     20,009          $ 33,428,735
                                                               ====================================================================



See accompanying notes to unaudited interim consolidated financial statements

First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999
(Expressed in United States Dollars)




The Company paid $1,734 for interest for the nine months ended September 30, 2000 (1999: $244,191)

Major non-cash transactions

Nine months ended September 30, 2000:

(a) During the nine months ended September 30, 2000, $3,050,794 in compensation expense was recorded for options and warrants granted.

(b) As part of the consideration paid for acquiring a 100% interest in the issued share capital of Asia Internet Limited ("AIL") 24,870 shares of the Company's common stock were issued (Note 8).

     The fair values of assets and liabilities of AIL acquired are as follows:


     Bank overdraft, net                                         $(187,607)
     Accounts receivable                                           104,053
     Prepaid expenses                                               19,604
     Property and equipment                                         53,846
     Obligations under capital lease                               (22,194)
     Accounts payable and accrued expenses                        (157,751)
                                                                 ---------
     Deficiency in assets acquired                               $(190,049)
                                                                 =========


     Cash outflow from acquisition of subsidiary is made up of:


     Cash consideration paid                                     $1,200,000
     Bank overdraft, net                                            187,607
     Closing costs                                                   21,712
                                                                 ----------
                                                                 $1,409,319
                                                                 ==========

(c) In connection with the issue of 3,228,500 units on March 6, 2000 by the Company, warrants to purchase 250,848 shares of the Company's common stock were granted to an investment bank, in addition to cash commission. (Note 7(b))



See accompanying notes to unaudited interim consolidated financial statements.

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2000 and 1999
(Expressed in United States Dollars)

1    Background and nature of business

     First Ecom.com, Inc. ("the Company") was established to facilitate electronic payment processing of e-commerce transactions for merchants and banks across the Internet. The Company has developed an electronic gateway to convert consumers' credit card information collected by merchants on the Internet into a format that can be processed by banks. The Company acts as an intermediary payment system service provider between on-line merchants, consumers and banks. The principal geographic area in which the Company initially intends to provide its services is throughout Asia.

     Since its inception, the Company has been in the development stage. The Company is in the process of acquiring and developing its software and hardware, training its personnel, performing research and development activities, and developing its markets. Through September 30, 2000, the Company had insignificant revenues from payment processing operations. During the second and third quarters the Company earned systems integration revenue through its wholly-owned subsidiary, Asia Internet Limited which was acquired on March 31, 2000 (Note 8). In April, 2000 the Company decided to gradually terminate its direct relationship with merchants. The Company is now focusing on establishing and providing services to banks. The Company charges banks service fees to process transactions through its gateway, in addition to set up and other basic charges. The Company's ability to emerge from development stage is ultimately dependent upon the successful start-up of operations, including the development of sufficient markets.

2    Basis of Preparation

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2000 and 1999 (continued)
(Expressed in United States Dollars)


3    Summary of significant accounting policies

     (a) Principles of consolidation

     The accompanying interim consolidated financial statements include the financial statements of the Company and its subsidiaries. All companies in which the parent has a controlling financial interest through direct or indirect ownership of a majority voting interest are consolidated. All significant inter-company balances and transactions have been eliminated on consolidation.

     (b) Business combinations

     Business combinations have been accounted for under the purchase method of accounting. The results of operations of the acquired business from the date of acquisition are included in the results of the Company. Net assets of the companies acquired are recorded at their fair value to the Company as at the effective date of acquisition.

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

     (d) Revenue recognition

     The Company has two revenue sources which are i) payment processing and ii) systems integration. Payment processing revenue consists of set up fees, certain basic charges and processing fees which are based on monthly transactions. Systems integration revenue relates primarily to specific contracts and is recognized using the percentage of completion method.

     (e) Marketable securities

     The Company considers all marketable securities as available-for-sale. All securities are carried at fair value. Unrealized gains and losses on marketable securities are reported as a component of comprehensive income and classified as accumulated other comprehensive income (loss) in shareholders' equity.

     (f) Investments

     The Company accounts for its investments in entities where it does not have majority voting or management control on the equity basis. The gains
     (losses)  from equity  investments  are  reported as a component  of income
     (loss).

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2000 and 1999 (continued)
(Expressed in United States Dollars)


4    Marketable securities

     Marketable securities comprise of 735,295 shares of uniView Technologies Corporation a public company traded on the NASDAQ - Small Capital Market.

5    Property and equipment

     Details of the Company's property and equipment are as follows:


                                              September 30,   December 31,
                                                       2000           1999

     Leasehold improvements                     $   318,227    $   318,227
     Computer equipment and processing system     1,234,635        835,752
     Furniture, fixtures and office equipment       279,149        141,819

                                                -----------    -----------
                                                  1,832,011      1,295,798

     Less accumulated depreciation                 (711,941)      (249,561)
                                                -----------    -----------
                                                $ 1,120,070    $ 1,046,237
                                                ===========    ===========


     Depreciation expense charged to results of operations was $419,266 for the nine months ended September 30, 2000 (1999: $134,307). Additionally, $53,327 was included in write-down of fixed and other assets.

6    Investment in affiliate

     The Company acquired a 50% interest in First Ecommerce Data Services Limited ("FEDS"), a joint venture operation with the Bank of Bermuda a principal shareholder of the Company, from the Bank of Bermuda for $3 million plus 500,000 options of the Company exercisable at $12.00 per share. In addition, the Company has advanced FEDS an unsecured, non-interest bearing demand loan of $400,000.

     Investment comprises

                Cost of investment                             $ 3,000,000

                Share of losses                                   (114,423)
                                                               -----------

                                                                 2,885,577

                Demand loan                                        400,000
                                                               -----------

                                                               $ 3,285,577
                                                               ===========

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2000 and 1999 (continued)
(Expressed in United States Dollars)


7    Stock options and warrants

     (a) Stock options

     The Board of Directors have approved the following grants of share options under the 1999 Stock Option Plan to employees, directors and consultants. All vested options lapse within three months of termination of employment.

     On February 1, 2000, grants to employees for the purchase of up to 787,500 shares of the Company's common stock at a price of $9.90 per share. Further, a director was granted options to purchase 15,000 shares of the Company's common stock at a price of $9.90 per share on February 24, 2000. The fair value of the shares at the dates of grant was $10.13 per share and $30.00 per share respectively. 50% of these options are exercisable on or after February 1, 2001 and the remaining 50% are exercisable on or after February 1, 2002. All of these options, if remaining unexercised, will expire on February 1, 2005.

     On March 1, 2000, an employee was granted options to purchase up to 50,000 shares of the Company's common stock at a price of $9.90 per share. The fair value of the shares at the date of grant was $30.44 per share. 50% of these options are exercisable on or after February 1, 2001 and the remaining 50% are exercisable on or after February 1, 2002. All of these options, if remaining unexercised, will expire on February 1, 2005.

     On April 1, 2000, employees were granted options to purchase up to 315,000 shares of the Company's common stock at a price of $9.90 per share. The fair value of the shares at the date of grant was $25.09 per share. 50% of these options are exercisable on or after February 1, 2001 and the remaining 50% are exercisable on or after February 1, 2002. All of these options, if remaining unexercised, will expire on February 1, 2005.

     On April 17, 2000, employees were granted options to purchase up to 95,000 shares of the Company's common stock at a price of $13.50 per share. The fair value of the shares at the dates of grant was $14.00 per share. 50% of these options are exercisable on or after April 17, 2001 and the remaining 50% are exercisable on or after April 17, 2002. All of these options, if remaining unexercised, will expire on April 17, 2005.

     On May 12, 2000, employees were granted options to purchase up to 10,000 shares of the Company's common stock at a price of $14.00 per share. The fair value of the shares at the date of grant was $14.03 per share. 50% of these options are exercisable on or after May 12, 2001 and the remaining 50% are exercisable on or after May 12, 2002. All of these options, if remaining unexercised, will expire on May 12, 2005.

     On June 19, 2000,an employee was granted an option to purchase up to 50,000 shares of the Company's common stock at a price of $9.90 per share. The fair value of the shares at the date of grant was $11.25 per share. 50% of these options are exercisable on or after June 19, 2001 and the remaining 50% are exercisable on or after June 19, 2002. All of these options, if remaining unexercised, will expire on June 19, 2005.

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2000 and 1999 (continued)
(Expressed in United States Dollars)


     (a) Stock options (continued)

     On August 29, 2000 the Board of Directors approved the granting of new options to employees providing the employees first rescinded their existing grants, with a new exercise price of $5.05 per share. Holders of 1,145,750 stock options elected to rescind their grants and these were replaced with a like number of new grants. The fair value of the shares at the date of the replacement grants was $5.91 per share. 50% of these options are exercisable on or after August 29, 2001 and the remaining 50% are exercisable on or after August 29, 2002. All of these options, if remaining unexercised, will expire on August 29, 2005. The modified grants were accounted for using variable accounting according to FASB Interpretation No. 44 that the unrecognised cost carried forward together with the excess intrinsic value will be amortized over the new vesting periods.

     On August 29, 2000, employees were granted options to purchase up to 285,000 shares of the Company's common stock at a price of $5.05 per share. The fair value of the shares at the dates of grant was $5.91 per share. 50% of these options are exercisable on or after August 29, 2001 and the remaining 50% are exercisable on or after August 29, 2002. All of these options, if remaining unexercised, will expire on August 29, 2005.

     As of September 30, 2000, the Company has made commitments to issue 10,000 stock options to new employees of the Company.

     (b) Warrants.

     On March 6, 2000 the Company sold a total of 3,228,500 units at $9.50 per unit. Each unit consists of one share of common stock and one warrant. The warrants, which are exercisable through March 6, 2004, entitle the holder to purchase one-third of a share of common stock at $11.40 per share. Costs associated with issuing these units amounted to $2,460,458.

     In connection with the unit issue, warrants to purchase 26,923 shares at $7.80 per share, and 223,925 shares at $11.40 per share, of the Company's common stock were granted to an investment bank in addition to the above issue costs. These warrants will be exercisable for a period of five years from the date of issue.

     On June 30, 2000,pursuant to a termination agreement, the Company issued 50,000 warrants to a former employee to purchase 50,000 shares of the Company's common stock at $8.55 per share. The market value of the company's shares at the date of issue was $9.84 per share. These warrants will be exercisable through June 29, 2002.

     On July 26, 2000, the holder of a warrant for one million shares of the Company exercised its right to acquire one million shares at a price of $7.80 per share.

     Details of the Company's previous common stock offerings are described in the Company's Form 10-K for the year ended December 31, 1999, filed on March 29, 2000 with the Securities and Exchange Commission.

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2000 and 1999 (continued)
(Expressed in United States Dollars)


8    Acquisition

     On March 31, 2000, the Company acquired all the issued shares of Asia Internet Limited ("AIL") for $1,200,000 cash and 24,870 shares of the Company's common stock with a then fair market value of $623,988. The Company also incurred direct costs of $21,712 in respect of the acquisition.

     AIL is a Hong Kong based Internet Service Provider and is engaged in the provision of Internet dial-up access, information systems consulting and other related services.

     The acquisition has been accounted for using purchase accounting, and accordingly, the results of operations of AIL have been included in the Company's consolidated financial statements from April 1, 2000 onward. The excess of the purchase price and direct costs over the fair value of the identifiable net assets acquired of $1,747,693 has been recorded as goodwill and is being amortized on a straight-line basis over 3 years.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and AIL as if the acquisition had occurred as of the beginning of 2000 and 1999, after giving effect to certain adjustments, including amortization of goodwill. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and AIL constituted a single entity during such periods.

                                             Nine months ended September 30

                                                     2000             1999

     Pro forma revenue                       $    793,819      $   378,605
                                             ============      ===========

     Pro forma loss for the period           $(10,718,231)     $(4,594,877)
                                             ============      ===========

     Basic pro forma loss per share          $      (0.61)     $     (0.39)
                                             ============      ===========


     The basic pro forma loss per share amounts are based on the pro forma loss for the respective periods and the weighted average number of outstanding shares of 17,683,105 and 11,668,130 respectively.

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2000 and 1999 (continued)
(Expressed in United States Dollars)


9    Related party transactions

     For the three and nine months ended September 30, 2000

     (a) AIL was considered a related party to the Company because a 30% shareholder of AIL is also a director and stockholder of the Company. AIL has provided technical support, system maintenance and other professional services to the Company and purchased computer and office equipment on behalf of the Company. During the three months and nine months ended September 30, 2000 (excluding those amounts after March 31, 2000, the date of acquisition of AIL by the Company), the Company paid $Nil and $91,871 to AIL for the above services respectively (1999: $66,105 and $154,543 respectively). During the nine months ended September 30, 2000, the amounts charged by AIL to the Company for technical support, system maintenance and other professional services and purchase of computer and office equipment on the Company's behalf were $283,157 for services and $15,290 for purchases, respectively (1999: $183,276 for services and $114,580 for purchases, respectively).

          On March 31, 2000, the Company completed the acquisition of AIL and AIL's assets and liabilities have been consolidated into the Company's financial statements as of that date.

     (b) A director and shareholder of the Company, Mr. Ermanno Pascutto, was a partner in a law firm (the "firm") to which the Company has paid legal fees in the ordinary course of its business. The amount paid by the Company to the firm during the three and nine months ended September 30, 2000 was $20,490 and $373,497 respectively (1999: $69,541 and
          $131,170 respectively) and the amount charged by the firm was $44,397 and $303,872 respectively (1999: $68,563 and $130,192 respectively).
          As at September 30, 2000, the Company owed the firm $10,683 (as at December 31, 1999: $80,308). Effective June 15, 2000, the director resigned from the firm and entered into a consultancy agreement directly with the Company with a monthly fee of $16,129. As of September 30, 2000, $57,766 has been paid to this director.

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2000 and 1999 (continued)
(Expressed in United States Dollars)


10   Segment information

     The Company's operations involve the implementing and processing of electronic payments as well as systems integration services. Summarized financial information by segment for the three and nine month periods ended September 30, 2000 and 1999, and as of September 30, 2000 as taken from the internal management reports, is as follows:

Revenue

                                  Three months ended September 30                    Nine months ended September 30
                                      2000                1999                           2000              1999
 Segments
 Payment processing                       $  17,355       $    --                          $ 27,887         $   --
 Systems integration                        233,134            --                           637,835             --

                              ----------------------------------------            --------------------------------------
                                          $ 250,489       $    --                          $665,722         $   --
                              ----------------------------------------            --------------------------------------


 Profit and Loss

                                      Three months ended September 30                  Nine months ended September 30
                                           2000             1999                           2000              1999
 Segments
 Payment processing                     $(3,483,797)     $(2,713,179)                 $(10,214,424)       $(3,998,978)
 Systems integration                       (139,662)           --                         (184,178)             --

                              ----------------------------------------            --------------------------------------
                                        $(3,623,459)    $(2,713,179)                  $(10,398,602)       $(3,998,978)
                              ----------------------------------------            --------------------------------------

 Assets

                                September 30, 2000
 Segments
 Payment processing                     $40,590,099

 Systems integration                        160,341
                              ---------------------

                                         40,750,440

Goodwill on consolidation                 1,456,411
                              ---------------------

                                        $42,206,851
                              ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the nine-month periods ended September 30, 2000 and 1999 and the Form 10-K for the fiscal year ended December 31, 1999.

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

Results of Operations

Comparison of the three months and nine months ended September 30, 2000 with the three months and nine months ended September 30, 1999

The Company generated processing income and set up fee income of $17,355 from merchant customers for the three months ended September 30, 2000 and $27,887 for the nine months ended September 30, 2000. The Company did not start to acquire merchants as customers until the second quarter of 1999 and there were no revenues for both the three months and nine months ended September 30, 1999.

The Company's wholly-owned subsidiary, Asia Internet Limited, which was acquired on March 31, 2000, contributed systems integration revenue of $233,133 and $637,834 for the three months and nine months, respectively ended September 30, 2000. There were no comparable revenues for both the three months and nine months ended September 30,1999.

The Company stated in its Form 10-K filing on March 29, 2000 that it is now focusing its services on the needs of banks in Asia. During the second and third quarters of 2000 it started to refer to those banks all merchants currently enjoying the "master merchant" relationship. The Company is continuing to transfer the remaining merchants to banks which have a working relationship with the Company. As a result, the Company may not generate processing fee and set up fee income from the "master merchant" arrangement with the Bank of Bermuda in the longer term. Upon completion of its internal User Acceptance Testing, the Company has migrated to full production platform. As of September 30, 2000 the Company has two banks in active production mode including Bank of Bermuda and Wing Hang Bank.

Operating expenses for the three months ended September 30, 2000 increased 60.5% over the comparable period in 1999 and for the nine months ended September 30, 2000 increased204% over the comparable period in 1999. This reflects the more mature stage of the Company's development. The change in operating expenses included a decrease of 29.6% for the three months ended September 30, 2000 and an increase of 59.8% for the nine months ended September 30, 2000 of legal and professional fees over the respective periods of 1999. This was due to the more mature stage of the Company and using more in-house resources.

The Company had a total of 69 full time employees as of September 30, 2000 as compared to 44 full time employees at September 30, 1999. This significant increase in employees is the main reason that staff compensation and benefits have increased 2.4 times for the three months ended September 30, 2000 and 4.1 times for the nine months ended September 30, 2000 over the comparable periods in 1999. The Company did not grant stock options to employees until June 22, 1999 thus there is only a small amount of stock compensation expense in the nine months ended September 30, 1999, as compared to the nine months ended September 30, 2000. The organization costs incurred in the nine months ended June 30, 1999 are not a recurring item and so there is no comparable item in the nine months ended June 30, 2000. The significant increase in occupancy costs in respect of properties is due to the Company starting to lease premises in late March 1999 and expanding the offices in July 1999. The Company did not purchase fixed assets until the end of March 1999 and depreciation charges did not commence until that time. Interest income has been generated from the fixed deposits with banks. The balance of a short-term loan arrangement was fully repaid in early January, 2000.

Liquidity and Capital Resources

As of September 30, 2000, the Company's current assets stood at $36.3 million as compared to $12.1 million at December 31, 1999. As of September 30, 2000, the
Company's current liabilities were $766,631 as compared to $1,199,755 at December 31,1999. Net cash used in operating activities increased from $3,609,174 for the nine months ended September 30, 1999 to $6,334,932 for the nine months ended September 30, 2000, mainly due to the significant increase in operating costs in the first nine months of 2000 as compared to the first nine months of 1999.

Net cash used in investing activities increased to $7,316,048, of which $1,409,319 was due to the acquisition of Asia Internet Limited, $2,000,000 to the acquisition of shares of uniView Technologies Corporation and $3,000,000 to acquire a 50% interest in First Ecommerce Data Services Limited. The balance was due to the purchase of property and equipment and a loan of $400,000 to First Ecommerce Data Services Limited.

Net cash of $35,980,109 provided by financing activities during the nine months ended September 30, 2000 consists mainly of proceeds from a private placement that closed on March 6, 2000 and $7,800,000 from the exercise of options on July 26, 2000 as compared to net cash of $4,507,323 during the comparable nine months ended September 30, 1999. The placement closed in the nine months ended September 30, 1999 included initial seed capital investments into the Company of $2,008,000.

The Company expects current cash balances, cash equivalents and investments to meet its working capital and capital expenditure needs for the whole of the current year. Because the Company is not currently generating sufficient cash to fund its operations, the Company may need to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company's capital requirements depend upon several factors, including the rate of market acceptance, its ability to expand its customer base and increase revenues, its level of expenditures for marketing and sales, purchases of equipment, and other factors. If the Company's capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. The Company can make no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Further, if the Company issues equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants which could restrict the Company's operations or finances. If the Company cannot raise funds, if needed, on acceptable terms, the Company may not be able to continue its operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements which could negatively impact the Company's business, operating results and financial condition.


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings which, in its opinion, after consultation with legal counsel, could have a material adverse effect on the Company. However, the Company is involved in ordinary routine litigation incidental to its business.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 6, 2000 the Company issued 3,228,500 units, each unit consisting of one share of common stock and a five-year warrant to purchase one third of a share of common stock for $11.40 per whole share through March 6, 2004, in a private placement to certain non-US persons outside the United States for $9.50 per unit for a total of $30,670,750 in gross proceeds. This issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended..

On July 26, 2000, the holder of warrants for one million shares, exercisable at $7.80 per share, exercised its option for a total of $7,800,000.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

Since  the  Company's  inception,  the main  focus of the  business  has been to develop a unique, functional, secure payment gateway, and complementary reporting systems, for the processing of ecommerce credit card transactions. To this effect the Company has developed a leading-edge payment gateway and on August 29, 2000 filed a patent application with the United States Patent and Trade Mark Office.

Among the unique features of the Company's payment gateway is that it has been developed to assist banks to provide ecommerce solutions to their merchant customers. It is in this market that the Company has chosen to market its products. To date the there are three banks transacting business through the Company's payment gateway.

The Company's payment gateway has been fully integrated through Windows NT to support different third party web technology, and the Company has signed alliance agreements with various firms, including ASP, ColdFusion, Lotus Domino, Microsoft Site Server Commerce Edition, Perl and Sybase Application Server that provide connectivity to the Company's payment gateway. There are a number of merchants currently transacting ecommerce business through the Company's payment gateway using a third party environment.

The Company has developed, and successfully tested, a working model utilizing wireless application protocol ("WAP"), which allows ecommerce transactions to be conducted through a mobile/wireless telephone and other wireless devices. The production version of this product is presently being completed.

Currently, all of the Company's client's ecommerce transactions are processed through the Bank of Bermuda, a principal shareholder of the Company. The Company has acquired a 50% interest in First Ecommerce Data Services Limited ("FEDS") from the Bank of Bermuda for the sum of $3 million plus an obligation to issue 500,000 options exercisable at $12.00 per share. FEDS is in the business of electronic payment processing and the Bank of Bermuda has agreed to install an electronic payment processing switch in FEDS such that not only will the ecommerce transactions of the Company's client's be processed through FEDS but also the ecommerce transactions of the Bank of Bermuda's clients.

The Company has also acquired all of the outstanding shares of Asia Internet Limited ("AIL") for $1.2 million in cash and 24,870 shares of the Company. AIL previously developed the Company's payment gateway and other applications under contract to the Company. AIL is currently providing systems integration services to third party customers located in Hong Kong and the surrounding region.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K Filed on January 10, 2000 in Regard to Private Placement Made in December, 1999

Form 8-K Filed on March 17, 2000 in Regard to Private Placement Completed on March 6, 2000

Form 8-K Filed on September 25, 2000 in Regard to a change of the Company's Independent Accountants

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  November 10, 2000                  FIRST ECOM.COM, INC.


                                          -------------------------------------
                                          Gregory M. Pek
                                          President and Chief Executive Officer



                                          -------------------------------------
                                          Kenneth G.C. Telford
                                          Secretary and Chief Financial Officer