Form 10-K
period 2000-12-31
FIRST ECOM COM INC
filed 2001-04-02
CIK 1095070

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ANNUAL REPORT

                                    Form 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000


                              FIRST ECOM.COM, INC.
               (Exact Name of Registrant as Specified in Charter)

           Nevada                     0-27753                    98-0206979
(State or Other Jurisdiction        (Commission                (IRS Employer
       of Incorporation)            File Number)             Identification No.)

19th Floor, 80 Gloucester Road, Wan Chai, Hong Kong                 SAR
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code        (852) 2801-5181

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 26,2001 was $16,579,314

Number of shares of Common Stock outstanding as of March 26,2001 was 19,210,037

Documents incorporated by reference: none


ITEM 1. BUSINESS

     The Company was formed on September 16, 1998 to facilitate electronic payment processing of e-commerce transactions for banks and their merchants through the medium of the Internet. The Company has developed an electronic gateway to convert consumers' credit card information collected by merchants on the Internet into a format that can be processed by banks. The Company acts as a payment system service provider between banks, online merchants and consumers. The principal geographic area in which the Company provides its services is throughout Asia. The Company charges banks service fees for processing transactions through this gateway on their behalf.

     In addition to facilitating electronic payment processing, the Company also provides systems integration services through its wholly owned subsidiary, Asia Internet Limited, which was acquired on March 31, 2000. The principal geographic area in which these services are provided is Hong Kong and the surrounding region. In February 2001 the Company decided to terminate its system integration business and focus its efforts on electronic payment processing.

     The Company remains in development stage and, while it has begun to generate revenues, it is still in the process of developing its markets. The Company has earned insignificant revenues from its electronic processing operations in its first two years through December 31,2000 and revenues from systems integration, while more substantial than those from electronic payment processing, are not profitable. The Company's longer-term ability to emerge from development stage is ultimately dependent upon developing of sufficient markets and revenues.

     The Company has incurred operating losses of $17.03 million and $6.35 million for the years ended December 31, 2000 and 1999 and on December 31, 2000 the Company's accumulated deficit was approximately $24.6. The Company expects its accumulated deficit to grow for the foreseeable future, during the 2000 fiscal year the Company privately placed with non-U.S. persons securities totaling 3,228,000 Units. Each unit consists of one share and one warrant to purchase one-third of a share at an aggregate exercise price for three warrants of $11.40 per share. In addition, a non-U.S. resident shareholder purchased 1,000,000 shares by exercising 1,000,000 warrants at $7.80 per share. The total funds raised by the Company during the year, both by the private placement and the exercising of warrants, was $38,466,000, which the Company regards as sufficient to support the Company's requirements through the year ended December 31, 2001.

Payment Processing Over The Internet

     The Internet consists of an inter-connected web of computers around the world. In November 2000, there were 407.1 million people online worldwide, of which 167.1 million were located in the United States and Canada and 104.88 million in the Asia-Pacific region.

The Internet continues to be a key economic resource, serving commerce worldwide. New commercial services and products brought about as a result of this transformation will be more attractive if payments can be processed in electronic form quickly, securely and cheaply. Overall growth in e-commerce is expected to slow during 2001.

     To purchase goods or services over the Internet, a customer generally visits a merchant's web site to view and select these goods or services. Purchases are almost invariably paid for by credit card, and prior to furnishing the goods or services a merchant requires the customer to submit his credit card details and seek authorization to charge the card for the purchase.

     To accept payment by credit card, a merchant must establish a bank account with a financial institution and configure his web site for this purpose by credit cards for goods or services ordered from him online. Payment then occurs in three steps: authorization, settlement and funds transfer.

     Authorization - after completing the order form and shipping details on a First Ecom Enabled merchant's web site, a customer is redirected to a secure First Ecom "Payment Page," which contains, as a hidden field, a digitally signed version of the purchase order. The consumer completes the form by filling in his credit card information. The customer's credit card details are sent over the Internet to a payment gateway. The information sent refers to the particular transaction and is an authorization request for the cost of the goods and services to be set aside on the consumer's credit card. The data is encrypted and sent to the Company's gateway. The payment gateway then routes the authorization request over the Internet to a payment switch. Payment switches are maintained by banks and other financial institutions. They identify the type of card used and route the information into the appropriate card network (e.g. VISA, MasterCard), where it is forwarded to the bank that issued the customer's credit card.

     The issuing bank either approves or declines the transaction. Where it approves a transaction it blocks the relevant amount of funds in the consumer's account, reducing the cardholder's available credit limit by the authorized amount. Its response is routed back through the appropriate card network to the payment switch, over the Internet to the Company's payment gateway and finally over the Internet to the merchant's web site and the consumer simultaneously. The entire process takes an average of 10 seconds, so the consumer is advised almost immediately whether or not his purchase has been approved. The merchant may from time to time review the status of transactions by using the Merchant Accounting & Reporting System (MARS), the Company's proprietary software. This software runs on the Company's payment gateway and records the status of all purchases made by consumers on a First Ecom Enabled merchant's web site.

     Settlement - In the case of approved purchases the merchant must ship the goods or provide the services. Once this has been done, the merchant is permitted to request settlement of the transaction, and does so by initiating the settlement request in his MARS account, usually on a batch-by-batch basis.

     Funds transfer - The settlement request from the merchant is routed over the Internet to the payment switch, through the appropriate card network to the bank that issued the consumer's credit card. The issuing bank then releases the funds to the merchant's bank, completing the payment process.

The Company and the Bank of Bermuda

     The Company owns and operates its own payment gateway, which is located in Bermuda. On May 6, 1999 the Company agreed with the Bank of Bermuda to connect this gateway to that bank's payment switch, which provides access to Visa and MasterCard. The Bank engaged the Company as a "master merchant" with authority to act on behalf of one or more individual merchants, each of whom has a separate agreement with the Company. This arrangement allows the Company to connect individual merchants to the Bank of Bermuda without their having to establish a presence in Bermuda as would otherwise be required. This makes it easier for merchants to process their credit card transactions through the Company's payment gateway and the Bank of Bermuda's payment switch, into the credit card networks.

     The payment gateway began operation in late October 1999. As of December 31, 2000, 14 merchants were processing their transactions through the gateway.

     In 2000 the Company changed its focus from transacting directly on behalf of merchants (the master merchant model) to that of working directly with various banks who would in turn offer electronic payment services to their merchant customers. During 2000, the Company enabled two banks, one in late August, and the other in November. Combined, these two banks currently have some 45 merchants whose e-commerce transactions are authorized and approved through the Company's payment gateway and the Bank of Bermuda's payment switch then settled directly into accounts at the respective banks. As of January 31, 2001, these banks had conducted a total of 6,953 transactions using the Company's payment gateway.

     In transactions undertaken by merchants through the Company's "master merchant" arrangement with the Bank of Bermuda, the Company is a principal and is therefore liable for any payment made by the bank to a merchant in the event the bank is unable to collect the payment from a cardholder because of a dispute. While the merchant would have a corresponding liability to the Company, the Company may ultimately be unable to collect the payment from the merchant. The Company adopted procedures that are in its opinion adequate to mitigate liability for disputed transactions. Furthermore, during 2000 the Company changed its focus to servicing the needs of banks and began referring to those banks all merchants currently enjoying the "master merchant" relationship. Following the re-focus, the Company transferred three merchants from the "master merchant" model to be serviced under the new bank model and is in the process of transferring those merchants who are still using the "master merchant" model. Therefore, this particular risk is considered by the Company to be of limited duration and materiality.

     In 2000, the Company and the Bank of Bermuda formed First Ecommerce Data Services Limited, a joint-venture operation to house the Company's payment gateway and the bank's credit card switch business. The Bank of Bermuda transferred card processing systems, staff, data processing center and other supporting features, including formal authorization and licenses with regard to the processing of credit card transactions by holders of Visa and MasterCard credit cards to the joint venture. The Company purchased a 50% interest in the joint venture for $3 million plus 500,000 options to purchase shares of the Company at $12.00 per share. In addition, the Company lent $400,000 to the joint venture during 2000 and advanced a further $1,752,000 in January 2001 to fund the Company's share of the joint venture's operations. The joint venture provides banks and their merchants with a wide range of credit card payment processing services, such as online and batch transaction processing for Visa, MasterCard, credit and debit cards, comprising authorization, electronic data transmission for settlement, and full transaction reporting. Banks and their merchants are able to manage, retrieve and archive the full range of data associated with the transactions processed on their behalf.


The Company's Technology

     The Company's payment gateway consists of two servers (each of which are powerful personal computers) located on the premises of the Bank of Bermuda. If one server fails, the other can process all the gateway's transactions until the failed server has been restored to service. The Company maintains engineers at all times to monitor the gateway and repair any server failure. The servers have been in constant operation since September 1999 without failure and are connected to the Internet through separate Internet service providers, one in London and one in New York, to protect against Internet outages.

     Details of all transactions that are processed through the gateway are collected and stored on the MARS database on the payment gateway. Merchants access this information by web browsers over the Internet using a personalized ID and password to review the status of transactions, so as to determine which require shipment of goods and which can be submitted for settlement.

     The Company's gateway, connected with the Bank of Bermuda's payment switch, allows transactions to be processed in multiple currencies. Thus, for example, a merchant whose web site is connected to the gateway can offer to sell its products around the world over the Internet priced in Yen, Pounds Sterling and U.S. Dollars.

     The Company provides software to merchants to assist them in connecting their web sites to the Company's gateway. This software encrypts the transaction information sent over the Internet by the consumer to the gateway, which in turn encrypts the information that it sends to the Bank of Bermuda's switch. This encryption is 128-bit key strength. The software can be provided to the merchant direct or to the merchant's specialist web designer or web hoster. A version of this software has been developed in conjunction with Microsoft Corporation as a "plug-in" to the Microsoft Site Server Commerce Edition suite of programs.

     The Company is operating in an area of business where new concepts, products and services are being featured on a regular basis. The Company believes it is important to identify and secure registration of all available intellectual property rights. The Company is in the process of registering trademarks for the name "First Ecom" in those countries it believes will serve as its principal markets or operational locations. The Company has also filed a patent application with the United States Patent and Trademark covering the proprietary nature of the Company's payment gateway.

Asia Internet Limited

     The initial versions of the software used by the gateway were developed on behalf of the Company by Asia Internet Limited, an independent contractor that was 30% owned by one of the Company's directors (see "Item 13 - Certain Relationships and Related Transactions"). Effective as of March 31, 2000 the Company acquired 100% of the issued and outstanding shares of Asia Internet Limited for cash of $1.2 million and 24,870 shares of the Company valued at $ 623,988.

Prior to the acquisition, Asia Internet Limited operated a small ISP as well as provide systems integration services for the Company and others. The ISP business was terminated in the second quarter of 2000 and Asia Internet Limited's employees were transferred to the Company where they continued to work on additional software and enhancements to the Company's payment gateway as well as provide systems integration services to third-party customers.

The Company has determined that systems integration services is not the Company's core business. The downturn in internet related business in Hong Kong and the surrounding region has significantly reduced the need for systems integration business necessitating the Company's decision to terminate the systems integration business and the staff related to that aspect of the business. Only development staff directly related to the Company's core business will be retained.

Canadian Operations

     The Company no longer plans to establish a research and development facility in Toronto, Ontario. The Company currently has one sales representative based in Canada whose main focus is North American business development.

The Company's Strategy for the Future

     The Company plans to increase utilization of its payment gateway services through the following strategic initiatives:

The Company is focusing its efforts on enabling banks and financial institutions in the Asia-Pacific region to use the Company's outsourced payment processing solution.

The Company is also in the process of re-engineering its payment gateway and Merchant Accounting and Reporting System (MARS) in order to sell them as a software product directly to banks, financial institutions, and other enterprises that wish to use the Company's products within their own business environment.

     Finally, the Company has begun the development of software that enables automatic settlement, or payment, of e-commerce transactions upon shipment of goods,etc by online merchants that are using First Ecom enabled banks. Upon verification by an independent third-party (the courier) that the ordered goods have actually been shipped by the merchant, settlement will automatically be triggered with limited, if any, human intervention. The merchant's MARS account will be updated accordingly, providing them with a complete record of the status of all the transactions conducted using the First Ecom solution. The Company and DHL Worldwide Express entered into an agreement in August 2000 to jointly develop integrated services for electronic commerce applications in Asia. The Company successfully completed the development of these integrated services for electronic commerce applications with DHL Worldwide Express in November 2000.

     The Company believes that it has adequate funds to achieve these goals.

Employees

     The Company has established its core base of developers and project managers in Hong Kong. The Company's network operations and e-commerce payment gateway and processing center located on the premises of The Bank of Bermuda is supported seven days a week, 24 hours a day by qualified network and transaction processing personnel.

     The Company has significantly reduced its work force from a high of 75 at August 2000 and as at March 1,2001 employed 27 full-time personnel and is undergoing procedures to rationalize the number of personnel needed to accomplish the Company's business plans. None of the Company's employees is a member of a labor union.

Market

     The immediate market for the Company's services is e-commerce transactions for banks and their merchants. To date, two industry sectors have dominated e-commerce: computer hardware and software sales, and supporting functions within the travel business. The majority of remaining online commerce consists of the sale of miscellaneous consumables, including books, music, videocassettes, apparel, gifts, flowers, food and beverages. Several service sectors are now emerging to further fuel the demand for e-commerce. These include online stockbroking, banking, insurance, telecommunications, education, and technical and professional publications and information. In order to sell these goods and services, banks and their e-merchant customers must be able to accept and process transactions on widely-held credit cards such as MasterCard and Visa, and in as many currencies as possible.

     Internet penetration in the United States has currently risen to 60%. Although the penetration in the Asia-Pacific region is lower, it is growing rapidly and has been projected to account for more than 27% of the world's total online population by 2004. In 2000, 49 million Asia-Pacific users were online and this number has been projected to increase to 173 million in 2004.

Sales and Marketing

     The Company is initially focusing its efforts in Hong Kong and other Asian markets. The principal marketing office is located in Hong Kong with representatives located in Europe and Canada.

     The Company is continuing to market its solutions to banks in Hong Kong and the Asia-Pacific region, many of whom are finding it more cost-effective and efficient to outsource their payment processing to a third-party instead of building an e-payment solution in-house.


Competition

     The most dominant participant in credit card processing is First Data Corporation, which enjoys a near monopoly of the industry in North America. Outside of North America, however, First Data is not dominant. In Asia, the Company's principal market competition will come from three sources:

     o    Large merchants having their own gateways;

     o    Merchant banks maintaining their own gateways; and

     o Internet service providers and similar businesses that host merchant web sites maintaining their own gateways.

     Many of these competitors are substantially larger than the Company, have longer operating histories and have much greater resources at their disposal.

     The Company believes that competition will be on the basis of price and quality of service. Because the Company's gateway and planned switch are to be shared by many merchants and banks, the Company believes that its prices will be competitive on the grounds of economies of scale. It should be cheaper for each bank and merchant to share the cost of the Company's gateway and (if developed) switch rather than maintain its own. Since operating gateways and switches will be the core business of the Company, it believes that it will have an advantage over merchants and banks in maintaining the highest quality of service possible. The Company will endeavor to develop services that enhance the value of its product, such as software that enables automatic settlement, or payment, of e-commerce transactions upon shipment of goods by online merchants that are using First Ecom enabled banks. To the best of the Company's knowledge, no other vendor presently offers access to a gateway combined with a bank and switch as well as the software to assist a merchant in connecting to it. Competitors of the Company, however, will have greater resources to allocate to the development and maintenance of a gateway and switch should they choose to do so.

     The Company

     The Company was incorporated on February 12, 1999 in the state of Nevada in the United States. On February 12, 1999, before issuing any shares of capital stock, the Company consummated an agreement and plan of merger with JRL Resources Corp., a Florida corporation, whereby JRL's 12,040,000 outstanding shares of common stock were converted into 12,040,000 shares of the Company's common stock on a one-for-one basis. JRL was incorporated in Florida on November 13, 1996 and was inactive from the time of its formation until its merger with the Company. Before August 18, 1998, JRL was named Vantage Sales Corp. Shortly before this merger, JRL had acquired all the outstanding capital stock of First Ecommerce Asia Limited, which was then the Company's only direct subsidiary, and is located in Hong Kong.

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

     The Company's headquarters are presently located at 19th Floor, 80 Gloucester Road, Wan Chai, Hong Kong SAR.

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

Chief among these challenges and difficulties are:

o    Persuading banks to outsource their Internet credit card processing

o Processing a sufficient volume of Internet credit card transactions which, particularly in Asia, may not be present in sufficient quantity to generate required revenues

o persuading banks and others to purchase the payment gateway and other products

     It may fail to address any of these challenges and failure to do so would seriously harm the Company's business and operating results. In addition, because of the Company's limited operating history, it has limited insight into trends that may emerge and affect the Company's business.

The Company has Incurred Losses and Expects Future Losses

     The Company has experienced operating losses in each period since inception and expects these operating losses to continue in the foreseeable future. On December 31, 2000, the Company had an accumulated deficit of approximately $24.6 million, a significant portion of this loss, $17,809,461, was incurred during the year ended December 31,2000, which included a non-recurring charge of $2.4 million, a write down of the investment in Uniview of $1.63 million and a cumulative accounting change of $380,000. The Company has recorded the non-recurring charge to reduce the carrying value of it assets to net realizable value. The Company expects to incur certain one-time costs in the first quarter of 2001 as part of its program to rationalize its business. The Company may not have sufficient resources to increase its revenues enough to achieve profitability. The Company's failure to increase its revenues significantly would seriously harm the Company's business and operating results. In fact, the Company may not have any revenue growth.

Future Operating Results Will Likely Fluctuate

     The Company's quarterly operating results will likely vary significantly in the future. As a result, period-to-period comparisons of the Company's operating results will not be meaningful and should not be relied upon as indicators of the Company's future performance. In the future, the Company's operating results may be below the expectations of securities analysts and investors. The Company's failure to meet these expectations would likely depress the market price of the Company's common stock. To date, the Company has not had sufficient operating results to gauge any period-to-period fluctuations. In the future, the Company expects to receive processing revenues from one-time initiation fees when banks connect to the Company's system and from ongoing fees that will be a fixed amount per transaction as well as product sales. The revenues received in any period will vary with the number of transactions that are processed through the Company's system. The product sales revenue will depend on the number and size of contracts completed. The number of transactions processed by each bank will be outside the control of the Company. The Company may be able to add to its number of banks and product sales by increasing its marketing efforts and thereby expand the number of banks and merchants, which in turn would increase the overall number of transactions and generate more transaction fees. However, its ability to add banks and sales contracts will depend in part upon the speed with which banks and merchants wish to begin transacting business over the Internet, a factor over which the Company has no control.

The Company Expects a Rationalization in Operating Expenses

     The Company intends to rationalize operating expenses as it:

     o    Focuses sales and marketing activities to better achieve objectives;

     o    Rationalizes technical support and development; and

     o    Adjusts customer support to current level of business.

     The amount of this rationalization will depend entirely upon the extent to which the Company undertakes the above activities. Even with a rationalization of expenses, the Company must significantly increase its revenues in order to continue as a going concern beyond 2001 and ultimately to become profitable. Losses will be incurred before the Company generates any significant revenues. If the Company does not significantly increase revenues from these efforts, the Company's business and operating results would be seriously harmed. There is no assurance that the Company will ever increase revenues enough to become profitable.

The Company Depends on the Growth of Its Customer Base

     The Company's success is substantially dependent on the growth of its customer base of banks that use its gateway. If it fails to increase its customer base, its business and operating prospects would be seriously harmed. The Company's ability to attract customers will depend on a variety of factors, including the price and quality of the Company's products and services as well as the Company's ability to market its products and services effectively.

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

The Company Needs to Develop and Expand Its Sales and Marketing
Capabilities

         The Company has only been marketing its services since early 1999. The Company's services require sophisticated sales effort targeted at senior management of the Company's prospective customers, which are principally banks and large international conglomerates. The Company needs to expand its marketing and sales operations in order to increase market awareness of the Company's services and generate increased revenues. Competition for qualified sales personnel is intense, however, and the Company may not be able to hire enough qualified individuals in the future.

The Company Must Manage Its Growth and Expansion

     The Company's historical growth has placed, and any future growth is likely to continue to place, a significant strain on the Company's resources. There can be no assurance of any future growth. Any failure to manage growth effectively could seriously harm the Company's business and operating results. To be successful, the Company will need to continually update management information systems, improve operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among executive, technical, accounting, finance, marketing, sales and operations organizations. In addition, the Company's growth has resulted, and any future growth will result, in increased responsibilities for management personnel.

The Company Must Retain and Attract Key Personnel

     The Company's success depends largely on the skills, experiences and performance of the members of its senior management and other key personnel. The Company needs employees with knowledge of Internet and computer technology, banking, Internet marketing strategy and credit card processing. The Company may not be successful in attracting, assimilating, or retaining qualified personnel. In addition, the Company's future success will depend on the Company's ability to continue attracting and retaining highly skilled personnel. Like other companies in Hong Kong, the Company faces intense competition for qualified personnel.

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

The Company Depends on Continued Use of the Internet and Growth of
E-commerce

     Rapid growth in the use of the Internet has occurred only recently. As a result, its acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, or continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

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

Future Sales of Shares Could Affect The Company's Stock Price

     If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, the market price of the Company's common stock could fall. All of the Company's outstanding common stock is eligible for sale in the public market immediately.

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

ITEM 2. PROPERTIES

     The Company does not own any real property. It has recently entered into a lease for approximately 2,500 square feet of office space at the address of its headquarters in Hong Kong for $7,500 per month. This lease expires on February 28, 2002 and has an option to renew for one additional year. The lease of the former premises, at a rate of $41,890 per month, expired on March 21, 2001. Asia Internet Limited leases approximately 2,100 square feet of office space in Kowloon, Hong Kong for $4,470 per month which expires on May 4,2001. The Company also occupies office space for network operations and processing center rent-free on the premises of the Bank of Bermuda in Bermuda. The Company has not yet entered into agreements to lease property in respect of its offices in Canada or Europe. These offices are presently on a month-to-month basis without any formal lease. The Company believes that its present facilities are adequate to meet its current business requirements and that suitable facilities for expansion will be available when necessary.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings, which, in its opinion, after consultation with legal counsel, could have a material adverse effect on the Company. However, the Company is involved in ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fiscal year 2000. At the Company's 2000 Annual Meeting held on January 19,2001, the shareholders elected the six Board Members for terms which expire at the 2001 Annual Meeting. The shareholders also ratified the appointment of Deloitte Touche Tohmatsu as the Company's Independent Accountants.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock has traded on the National Market under the symbol "FECC" since June 6, 2000. Prior to that it traded on the OTC under the symbol "FECC" since March 8, 1999. The Company's common stock has also traded on the Berlin over-the-counter stock exchange since January 27, 2000 and has been listed on the Bermuda Stock Exchange since December 23, 1999. In addition, the Company's Units (each of which consists of one share of common stock and a warrant to purchase one third of a share of common stock) have been listed on the Bermuda Stock Exchange since December 23, 1999. The following table sets forth the high and low closing prices for the common stock for the periods indicated.

Year/Quarter                              High       Low
-------------------------------------   -------   ---------
2000

Fourth Quarter                         $  4.00   $ 0.75
Third Quarter                            10.03     4.34
Second Quarter                           23.00     7.88
First Quarter                            32.50     7.94

1999

Fourth Quarter                         $ 10.31   $ 6.69
Third Quarter                            11.38     6.69
Second Quarter                           12.13     5.88
First Quarter                             7.25     2.25

     As of January 31, 2001 there were approximately 92 holders of record of the common stock and 16 holders of the Units. On March 1, 2001, the closing sales price of the Company's common stock was $1.25 per share.

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
Singapore

     In 2001, the Company filed a registration statement to cover the sale, from time to time, of the shares of common stock included in the units sold in 2000 and 2,250,000 similar units sold in 1999. It does not cover the shares issuable upon exercise of the warrants contained in such units. The registration statement has been declared effective.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Company's audited consolidated financial statements appearing elsewhere herein.

                                                      Year ended      Year ended        Year ended
                                                    December 31,    December 31,      December 31,
                                                            2000            1999              1998
                                                    ------------      ------------      ------------
     Revenue

     Payment processing                             $     38,223      $      2,634      $       --
     System integration revenue                          816,648
                                                    ------------      ------------      ------------
     Total revenue                                       854,871             2,634              --

     Direct costs                                        836,288              --                --
                                                    ------------      ------------      ------------
     Gross profit                                         18,583             2,634              --
                                                    ------------      ------------      ------------

     Operating expenses

     Sales and marketing                               2,113,149         1,563,246              --
     General and administrative                        8,882,810         4,241,389              --
     Systems and technology                            3,648,574           552,221              --
     Non-recurring charges for impairment of
       certain long-lived and prepaid assets           2,405,829              --                --
                                                    ------------      ------------      ------------
        Total expenses                                17,050,362         6,356,856              --

     Operating loss                                  (17,031,779)       (6,354,222)             --

     Other income/(expenses)
     Interest income                                   1,528,910            36,761              --
     Interest expense                                     (2,121)         (471,424)             --
     Loss on write down of marketable
       securities                                     (1,632,353)             --                --
                                                    ------------      ------------      ------------

        Total other income (expenses)                   (105,564)         (434,663)             --
                                                    ------------      ------------      ------------

     Equity in loss of affiliate                        (292,118)             --                --

     Loss before cumulative effect of
       accounting change                             (17,429,353)       (6,788,885)             --

     Cumulative effect of accounting
       change                                           (380,000)             --                --
                                                    ------------      ------------      ------------

     Net loss                                        (17,809,461)       (6,788,885)             --
                                                    ============      ============      ============

     Basic and diluted loss per share
     applicable to common stockholders
       Before cumulative effect of accounting
       change                                              (0.96)            (0.56)
       Cumulative effect of accounting change              (0.02)
                                                    ------------      ------------      ------------
                                                           (0.98)            (0.56)

     Weighted average shares used in
     computing per share amounts                      18,064,980        12,043,662              --
                                                    ============      ============      ============

     Pro forma loss per share basic and diluted     $      (0.88)     $      (0.63)     $       --

     Shares used in pro forma computation             18,071,096        12,068,532              --
                                                    ============      ============      ============

     Balance Sheet Data:
                                                            2000              1999              1998


     Current Assets                                  $32,282,424       $12,159,946            $ --
     Property and Equipment                              578,866         1,046,237              --
     Total Assets                                     35,969,172        13,206,183              --
     Deferred Rent                                          --              62,017              --
     Obligation under capital lease                         --               3,788              --
     (including current installments)
     Total Liabilities                                   509,373         1,263,936              --
     Stockholders Equity                              35,459,799        11,942,247              --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     During 2000 the Company completed its raising of capital, continued further development of its payment gateway and related products, redirected its marketing objectives from that of working directly with merchants to that of enabling banks to market the Company's ecommerce solution to their clients. The Company also acquired Asia Internet Limited, the firm that had developed the Company's payment gateway under contract, and a 50% interest in First Ecommerce Data Services Limited, a joint venture with the Bank of Bermuda.

     The majority of the Company's revenues during 2000 came from the systems integration services provided to third parties through Asia Internet Limited while the ecommerce processing revenues consisted of one-time initiation fees and monthly fees charged to the two banks enabled during the year and transaction fees from the merchants under the "master merchant" model and the merchant clients of the enabled banks.

     However, the Company is still a development stage enterprise and has insufficient operating history on which to base an evaluation of its business and prospects. Any such evaluation must be made in light of the risks frequently encountered by companies in their early states of development, particularly for companies in the rapidly evolving sector related to the Internet. See "Item 1. Business - Risk Factors". There is no assurance that the Company will be successful in addressing these risks and if it fails to do so, its financial condition and results of operations would be materially adversely affected.

     In instances where a bank is unable to collect from a cardholder because of fraud, failure of the merchant to ship goods, sales returns or other disputes, the merchant is liable for the uncollected amount. If the amount cannot be collected from the merchant, however, then the Company, where that merchant is engaged under the Company's "Master Merchant" arrangement with the Bank of Bermuda, will have to reimburse the bank for the uncollected amount. The Company has adopted procedures aimed at evaluating the credit of merchants initially and on an ongoing basis and at monitoring each merchant's transactions for excessive disputes.

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

Results of Operations

Revenues

Total revenues for 2000 were $854,871 as compared to $2,634 in 1999. The $852,237 increase is primarily as a result of systems integration revenue of $816,648 which relates directly to Asia Internet Limited which was acquired on March 31,2000.

Gross Profit

The gross profit for 2000 was $18,583 as compared to $2,634 in 1999. The systems integration business resulted in a gross loss of $19,640 in 2000.

Operating Expenses

Total operating expenses incurred for 2000 were $17,050,362, an increase of $10,693,506 over 1999. Significant components of operating expenses for 2000 and 1999 consisted of the following

Expenses                                                                Amount
--------                                                                ------
                                                         2000            1999
Operating Expenses

Sales and marketing                                   $ 2,113,149     $1,563,246
General and administrative                              8,882,810      4,241,389
Systems and technology                                  3,648,574        552,221
Impairment of long-lived and prepaid assets             2,405,829             --
                                                      -----------     ----------
                                                      $17,050,362     $6,356,856
                                                      ===========     ==========

The increased in expenses during the 2000 year is attributable to the Company increasing the number of employees to a high of 75, increased sales and marketing efforts, increased systems development and the inclusion of the account of Asia Internet Limited from April 1,2000.

Other Income and Expenses

Interest income increased to $1,528,910 in 2000 as compared to $36,761 in 1999. This increase was due to the Company's increased cash position during the year. The increase in cash was due to the placement of shares as discussed in the next section.

Interest expense reduced to $2,121 in 2000 as compared to $471,424 in 1999. This decrease was due to the repayment at the end of 1999 of a majority of the Company's short term loans.

The company's share of the losses of First Ecommerce Data Services Limited, a joint venture with the Bank of Bermuda, was $292,118.

The Company has recorded a loss of $1,632,252 on the write down of its investment in shares of Uniview Technologies Corporation, a NASDAQ listed company. The Company purchased 735,295 shares of Uniview in a private placement for $2 million. The closing market price on December 31, 2000 was $0.50.

Implementation of accounting policy, EITF 00-27, has caused the Company to record a cumulative effect of accounting change of $380,000 in additional imputed interest related to the $100,000 detachable warrants issued in connection with the borrowing of $1 million in August 1999. This loan was fully repaid in December 1999 but the warrants are exercisable at $8.50 per common share up to August 10, 2004.

The Company did not commence business until January 1999 therefore the results for the period ended December 31, 1998 were nil.

Liquidity and Capital Resources

     On March 6,2000 issued 3,228,500 units, each consisting of one common share of the Company and warrant entitling the holder to purchase one-third of a share of the Company for $11.40 per whole share, at $9.50 per unit. The Company received proceeds of $28,575,188 net of issuing costs.

     On July 27,2000 the Company received $7.8 million from the exercise of 1,000,000 warrants by the Bank of Bermuda.

     These financings along with certain short-term borrowings represent the primary sources of the Company's working capital to date.

     On March 1, 2001, the Company had $29.0 million of cash, cash equivalents and marketable securities available to fund operations. The Company significantly lowered its ongoing expenditures and overhead during the last quarter of 2000 and the first quarter of 2001 by reducing the number of employees, closing offices and leasing more affordable office space. The Company expects current cash balances, cash equivalents and investments to meet its working capital and capital expenditure needs for the whole of the current year. Because the Company is not currently generating sufficient cash to fund its operations, the Company may need to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company's capital requirements depend upon several factors, including the rate of market acceptance, its ability to expand its customer base and increase revenues, its level of expenditures for marketing and sales, purchases of equipment, and other factors. If the Company's capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. The Company can make no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Further, if the Company issues equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants which could restrict the Company's operations or finances. If the Company cannot raise funds, if needed, on acceptable terms, the Company may not be able to continue its operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements which could negatively impact the Company's business, operating results and financial condition.

SELECTED UNAUDITED QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth unaudited quarterly statements of operations data for the four quarters ended December 31, 1999 and 2000. We believe this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements appearing elsewhere in this report. We believe this data includes all necessary adjustments, consisting only of normal recurring adjustments, necessary for fair presentation. You should read the quarterly data together with the consolidated financial statements and the notes to those statements appearing elsewhere in this report. The consolidated results of operations for any quarter are not necessarily indicative of the operating results for any future period. We expect that or revenues may fluctuate significantly and in fact may be significantly less due to the closure of the systems integration business.

                                                       Three months      Three months    Three months      Three months
                                                       ended Dec 31,     ended Sept 30,  ended June 30     ended March 31
                                                                2000              2000            2000               2000
Revenue
Payment processing                                        10,336             17,355              5,730              4,802
System integration revenue                               178,814            233,133            404,701                 --
                                                      --------------------------------------------------------------------
Total revenue                                            189,150            250,488            410,431              4,802

Direct costs                                             226,765            269,279            340,244                 --
                                                      --------------------------------------------------------------------
Gross profit                                             (37,615)           (18,791)            70,187              4,802
                                                      --------------------------------------------------------------------

Operating expenses
Sales and marketing                                     (250,338)           491,206            698,203            519,983
General and administrative                             2,697,181          2,223,961          2,742,270          1,872,501
Systems and technology                                   729,081          1,251,266          1,424,850            244,369
Non-recurring charges for impairment of
  certain long-lived and prepaid assets                2,405,829
                                                      --------------------------------------------------------------------
   Total expenses                                      5,581,753          3,966,433          4,865,323          2,636,853

Operating loss                                        (5,619,368)        (3,985,224)        (4,795,136)        (2,632,051)

Other income/(expenses)
Interest income                                          398,944            476,273            474,090            179,603
Interest expense                                            (387)               (85)            (1,385)              (264)
Loss on write down of marketable
  securities                                          (1,448,553)          (183,800)                --                 --
                                                      --------------------------------------------------------------------

   Total other income (expenses)                      (1,049,996)           292,388            472,705            179,339
                                                      --------------------------------------------------------------------

Equity in loss of affiliate                             (177,695)          (114,523)                --                 --

Loss before cumulative effect of
  accounting change                                   (6,847,060)        (3,807,259)        (4,322,431)        (2,452,712)
                                                      --------------------------------------------------------------------

Cumulative effect of accounting change                  (380,000)                --                 --                 --

Net loss                                              (7,227,060)        (3,807,259)        (4,322,431)        (2,452,712)
                                                      ====================================================================

Basic and diluted loss per share
applicable to common stockholders
Before cumulative effect of accounting
change                                                     (0.36)             (0.20)             (0.24)             (0.15)

Cumulative effect of accounting change                     (0.02)                 --                 --                 --
                                                      --------------------------------------------------------------------
                                                           (0.38)             (0.20)             (0.24)             (0.15)
                                                      ====================================================================
Weighted average shares used in
computing per share amounts                           19,210,037         18,935,312         18,210,037         15,879,359
                                                      ====================================================================

                                                           Three months        Three months        Three months        Three months
                                                          ended Dec 31,      ended Sept 30,      ended June 30,     ended March 31,
                                                                   1999                1999                1999                1999
                                                         --------------------------------------------------------------------------
Revenue
Payment processing                                                2,634                --                  --                  --
System integration revenue                                         --                  --                  --                  --
                                                         --------------------------------------------------------------------------
Total revenue                                                     2,634                --                  --                  --

Direct costs                                                       --                  --                  --                  --
                                                         --------------------------------------------------------------------------
Gross profit                                                      2,634                --                  --                  --
                                                         --------------------------------------------------------------------------

Operating expenses
Sales and marketing                                             775,805             569,301             210,399               7,741
General and administrative                                    1,567,660           1,640,817             494,373             538,539
Systems and technology                                          244,531             260,173              47,517                --
Non-recurring charges for impairment of                                                --                  --                  --
  certain long-lived and prepaid assets                                                --                  --                  --
                                                         --------------------------------------------------------------------------
   Total expenses                                             2,587,996           2,470,291             752,289             546,280

Operating loss                                               (2,585,362)         (2,470,291)           (752,289)           (546,280)

Other income/(expenses)
Interest income                                                  22,688               1,246               7,082               5,745
Interest expense                                               (227,233)           (244,134)                (57)               --
Loss on write down of marketable
  securities                                                          --                 --                 --                 --
                                                         --------------------------------------------------------------------------

   Total other income (expenses)                               (204,545)           (242,888)              7,025               5,745
                                                         --------------------------------------------------------------------------
Equity in loss of affiliate                                          --                  --                  --                  --

Loss before cumulative effect of
  accounting change                                          (2,789,907)         (2,713,179)           (745,264)           (540,535)
                                                         --------------------------------------------------------------------------

Cumulative effect of accounting change                               --                  --                  --                  --

Net loss                                                     (2,789,907)         (2,713,179)           (745,264)           (540,535)
                                                         ==========================================================================

Basic and diluted loss per share
applicable to common stockholders
Before cumulative effect of accounting
change                                                            (0.21)              (0.22)              (0.06)              (0.06)

Cumulative effect of accounting change                               --                  --                  --                  --
                                                         --------------------------------------------------------------------------
                                                                  (0.21)              (0.22)              (0.06)              (0.06)
                                                         ==========================================================================

Weighted average shares used in
computing per share amounts                                  13,220,254          12,580,293          12,540,000           9,789,111
                                                         ==========================================================================

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

     The Company intends to continue marketing its services throughout Hong Kong and the Asia-Pacific region as well as North America and Europe. As a result, its financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in its existing and potential markets, however, the fact that the Hong Kong dollar, the Company's functional currency, is pegged to the U.S. dollar reduces the Company's risk.

Financial Instruments

     The Company primarily invests in fixed rate investments with short maturities and do not present a material interest rate risk, however, the Company's interest income is sensitive to changes in the general level of Hong Kong and U.S. interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and reports of the Company's independent public accountants are filed as part of this report on pages F-1 through F-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's former Independent Accountants, KPMG, resigned effective September 21,2000. There were no disagreements with KPMG.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages, and terms of office of directors and executive officers of the Company are set forth below:

Name (1)                           Position With Company

Gregory M. Pek               Director, President, and Co-Chief Executive Officer
Ravi K. Daswani              Director, Co-Chief Executive Officer
Douglas Moore                Director
Ian G. Robinson (2)          Director, Chairman of the Board
James Pratt (3)              Director
Kenneth G.C. Telford(4)      Secretary, and Chief Financial Officer
Eric Pinkney (5)             Director and Vice-Chairman of the Board

(1) None of the Company's officers or directors is a resident or citizen of the United States

(2) Mr. Robinson was appointed as a Member of the Company's Board of Directors on February 24, 2000 and as Chairman on January 19, 2001

(3) Mr. Pratt was appointed as a Member of the Company's Board of Directors on June 23, 2000

(4) Mr. Telford was appointed as Secretary and Chief Financial Officer on July 1, 2000

(5) Mr. Pinkney was appointed as a Member of the Company's Board of Directors on November 29, 2000 and as Vice-Chairman on January 19, 2001

     Gregory M. Pek, 46, has been a Director of the Company since March 3, 1999 and has been a Director of First Ecommerce Asia Limited since its inception. Mr. Pek was President and Chief Executive Officer since March 3, 1999 until June 27, 2000. Mr.

Pek assumed the position of President and co-Chief Executive Officer on October 16, 2000. He was from March 1994 to February 1999 an executive officer of David Resources Company Limited, Kong Tai International Holdings Company Limited and from September 1998 to February 1999 a director of Singapore Hong Kong Properties Investment Limited. Before 1994, Mr. Pek was a director and officer of a number of public companies in Canada.

     Ravi K. Daswani, 34, has been a Director of the Company and Chief Operating Officer of the Company since March 3, 1999 and has been a Director of First Ecommerce Asia Limited since its inception. Mr. Daswani assumed the position of co-Chief Executive Officer on October 16, 2000. He was from December 1997 to February 1999 the managing director and co-owner of Asia Internet Limited, a Hong Kong Internet service provider. For more than three years before December 1997, he resided in Panama where he was managing director of a wholesale and retail apparel business.

     Ian Robinson, 61, has been a Director of the Company since February 24, 2000, was appointed Vice-Chairman on November 29, 2000 and Chairman on January 19, 2001. Mr. Robinson is a Chartered Accountant and a former senior partner of the Hong Kong office of the international accountancy firm Ernst & Young. He is a Member of the Hong Kong Housing Society and a member of its Audit Committee. He also serves on the boards of several of Kerry Packer's Consolidated Press Group companies.

     Douglas Moore, 43, has been a Director of the Company since October 27, 1999. Mr. Moore is the Chief Executive Officer of Henderson Cyber Limited, the high technology subsidiary of the Henderson Group, which comprises Henderson Land Development Company Limited and its subsidiaries. Mr. Moore is also the Head of Strategic Planning of Henderson Land. Mr. Moore is also a non-executive director of Yetimo.com, a B2B portal of Li & Fung and Lion Natham. From 1994 until early 2000, Mr. Moore was the Head of the Hong Kong Market of Credit Suisse and a director of Credit Suisse Investment Advisory (Hong Kong) Limited. Prior to 1994, Mr. Moore practiced international and Canadian tax law with the Hong Kong office of McMillan Binch, a major Canadian law firm. He is a Canadian and a Hong Kong lawyer.

     James Pratt, 52, was appointed to the Company's Board of Directors in June 2000. Mr. Pratt is the Managing Director of Asia Wireless, a Division of Telstra On Air, Telstra Corporation of Australia. He oversees all of Telstra Group's wireless operations and is responsible for their various investments throughout the Asia Pacific Region. Mr. Pratt was formerly Chief Executive Officer of Peoples Phone in Hong Kong since 1996. Prior to this he was general manager of the telecommunications division of Mitsubishi Electric Australia. Mr. Pratt has more than thirty years international management experience in the Asia Pacific telecommunications industry.

     Eric Pinkney, 38, has been a Member of the Company's Board of Directors since November 29, 2000 and was appointed Vice-Chairman on January 19, 2001. Mr. Pinkney has a background in finance in the technology sector and works as as independent consultant to companies in North America. Apart from sitting on the Board of First Ecom, Mr. Pinkney has served as President and Secretary of Ballistic Ventures Inc. since May 2000 and as President and Director of Thornecliff Ventures Limited, a Canadian listed company, since 1997. In addition, from 1994 through July 2000 he was the Chief Financial Officer of FMC Software Consulting Inc.

     Kenneth G.C. Telford, 51, was appointed as the Company's Chief Financial Officer and Secretary on July 1,2000. Mr. Telford is both a Chartered Accountant (Canada) and Certified Public Accountant (USA). Mr. Telford has been a partner in Sadovnick Telford + Skov, Chartered Accountants in Canada and Telford Sadovnick, PLLC, Certified Public Accountants in the United States since 1994. Mr. Telford was also previously a partner in the international accounting firm Touche Ross & Co. (now Deloitte & Touche ) as well as Chief Operating Officer and Chief Financial Officer of an automotive rental company. Mr. Telford has advised numerous companies, operating in both North America and Asia Pacific, on a broad range of financial and business matters including the financial management requirements of U.S. publicly listed companies.

ITEM 11. EXECUTIVE COMPENSATION

                                                      Annual compensation                     Long term compensation

                                                                                                Awards            Payouts

                                                                                                 Shares of
                                                                                     Restricted Common Stock
                                                                        other annual stock       underlying    LTIP     All Other
Name and Principal Position              Year     Salary       Bonus    compensation awards       options     Payouts  Compensation
Gregory Pek, Co-Chief Executive
      Officer                            2000    $238,172    $   --     $   --          --        200,000        --         --
                                         1999     167,742        --         --          --        100,000        --         --
Ravi Daswani, Co-Chief Executive
      Officer                            2000     238,172        --         --          --        200,000        --         --
                                         1999     167,742        --         --          --        100,000        --         --
Cody Cain, former Vice President
     Investors Relation (3)              2000     155,484        --         --          --        100,000        --         --
                                         1999        --          --         --          --        100,000        --         --
Harold Hutton, former Chief
     Executive Officer (1)               2000     136,500      65,218       --          --           --          --         --
                                         1999        --          --         --          --           --          --         --
John Brewer, former Secretary and
     Chief Financial Officer (2)         2000      71,154      77,419       --          --           --          --         --
                                         1999      27,690      12.903       --          --         30,000        --         --

(1)  resigned on November 29, 2000

(2)  resigned  June 28, 2000

(3)  employment ceased on January 31, 2001

     Directors and executive officers were granted options to purchase the Company's common stock during the year as follows:

Option grants in Fiscal year ended December 31, 2000

                                   Individual grants
                                                                                                 Potential realizable value at
                                                                                                 assumed annual rates of Stock
                                                                                                 price appreciation for option
                                                                                                               term
                                         Percent of
                                         Total
                         Shares of       options
                         common stock    granted to    Exercise
                         underlying      employees     of base                                  Value at
                         options         in fiscal     price       Market      Expiration       grant date
Name                     granted         year          ($/Sh)      price       Date             0%                 5%          10%
Gregory Pek, CEO           50,000           2.8%        7.65        9.06         22-Jun-04         70,500       195,656      347,061
                          150,000           8.3%        5.05        5.91         29-Aug-05        129,000       373,924      670,217

Ravi Daswani, CEO          50,000           2.8%        7.65        9.06         22-Jun-04         70,500       195,656      347,061
                          150,000           8.3%        5.05        5.91         29-Aug-05        129,000       373,924      670,217

Cody Cain [3]             100,000           5.5%        7.65        9.06         22-Jun-04        141,000       391,311      694,122

Harold Hutton [1]         170,000           9.4%        5.05        5.91         29-Aug-05        146,200       423,780      759,579

John Brewer [2]           140,000           7.7%        9.90       10.13          1-Feb-05         32,200       348,995      625,536
                           30,000           1.7%        7.65        8.06          4-Nov-04         12,300        74,785      134,043
                           50,000            n/a        8.55        9.84         30-Jun-02         64,500       124,641      223,406

Total effective options as at Dec. 31, 2000   1,809,500

[1]  resigned on November 29, 2000

[2]  resigned on June 28, 2000

[3] resigned as director on February 24, 2000 and employment ceased on January 31, 2001


Replacement Option Grants

On August 29, 2000, the named executives set forth below rescinded options to purchase the Company's common stock, and the Company reissued a like number of new options having five-year terms and exercise prices equal to the then-fair value of the stock (which were lower than the exercise prices of the options rescinded). See "Report of Compensation Committee of the Board of Directors."

                       Number of
                       Shares of                                                   Length of
                       Stock                                                       Option Term
                       Underlying    Market Price of    Exercise Price  New        Remaining at
                       Options       Stock at Time of   at Time of      Exercise   Date of
     Name              Replaced      Replacement        Replacement     Price      Replacement
-----------------------------------------------------------------------------------------------
Gregory M. Pek            50,000         $5.05             $7.65        $5.05       46 months
                         100,000         $5.05             $9.90        $5.05       56 months
Ravi Daswani              50,000         $5.05             $7.65        $5.05       46 months
                         100,000         $5.05             $9.90        $5.05       56 months
Harold Hutton            170,000         $5.05             $9.90        $5.05       56 months

     No share options were exercised during the year; share options outstanding in the hands of directors and senior management as of December 31, 2000 were as follows:

                                                 Number of securities
                         Shares                 underlying unexercised       Value of Unexercised In-
                        acquired                options at fiscal year         The-Money options at
                           on       value               end (#)                 fiscal year end ($)
                        exercise  realized    ----------------------------------------------------------
      Name                (#)        ($)      Exercisable    Unexercisable   Exercisable   Unexercisable
Gregory Pek, CEO           0          0          50,000          150,000          0              0
Ravi Daswani, CEO          0          0          50,000          150,000          0              0
Cody Cain                  0          0          50,000           50,000          0              0
Harold Hutton              0          0          0               0                0              0
John Brewer                0          0          0               0                0              0

Directors' Compensation

     Directors are not paid any fees in connection with their serving on the Board. Two directors, Ermanno Pascutto and Eric Pinkney, did receive fees under consulting contracts with the Company. Directors are reimbursed for out-of-pocket expenses incurred with attending Board meetings.

     The law firm of which Mr. Pascutto is a partner renders legal services to the Company from time to time and charges the Company its usual rates plus out of pocket disbursements for doing so. During the year ended December 31, 2000, the Company paid that firm $373,497. In addition, Mr. Pascutto received $106,153 under a consulting contract with the Company. Mr. Pinkney received $25,000 pursuant to his consulting contract with the Company.

Employment Agreements

     Mr. Pek and Mr. Daswani are the Co-Chief Executive Officers of the Company. Their employment agreements, which became effective January 1, 1999, each provided for a monthly salary of 100,000 Hong Kong dollars, revised to 150,000 Hong Kong dollars on February 1, 2000, (one Hong Kong dollar equaled approximately 12.8 U.S. cents on March 1, 2001) and a year-end bonus equal to one month's salary. Messrs. Pek and Daswani voluntarily reduced their salaries to 100,000 Hong Kong dollars on December 1, 2000. The agreement is for an indefinite term. Both Mr. Pek and Mr. Daswani are required to devote their full time efforts to being the Company's Co-Chief Executive Officers. The Company may terminate either of Mr. Pek or Mr. Daswani without any payment for cause or disability or for having reached mandatory retirement age or, by paying them one month's salary, at its complete discretion. Messrs. Pek and Daswani may each resign at any time upon one month's notice. Following their employment, Mr. Pek and Mr. Daswani have both agreed not to compete with the Company for periods ranging from six to 12 months depending upon the geographic region at issue.


Report of Compensation Committee
of the Board of Directors

     Notwithstanding anything to the contrary set forth in any of the Company's previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 (the "Exchange Act') that might incorporate this Form 10-K Annual Report or future filings with the Securities and Exchange Commission, in whole or in part, the following report shall not be deemed to be incorporated by reference into any such filing.

Membership and Role of the Compensation Committee

     The Compensation Committee consists of the following non-employee members of the Company's Board of Directors: Douglas Moore, Ian Robinson and Eric Pinkney. The Compensation Committee reviews and determines the Company's executive compensation objectives and policies, administers the Company's stock plans and grants stock options.

       In Hong Kong, competition for executive talent is intense in our industry. With this perspective, the Compensation Committee reviews and sets the compensation of the Company's executive officers.

Executive Compensation Program

Objectives

     The objectives of the Company's executive compensation program are to:

     o    Attract and retain highly talented and productive executives

     o    Provide incentives for superior performance

     o Align the interests of executive officers with the interests of the Company's stockholders by basing a significant portion of compensation upon the Company's performance

Components

     The Company's executive compensation program combines the following two components, in addition to the benefit plans offered to all employees: base salary and long-term incentive compensation consisting of stock option grants.

     It is the Company's policy to set base salary levels and long-term incentive compensation on a comparable level with an average of those of select corporations to which the Company compares itself for purposes of executive compensation. The Company selects such corporations on the basis of a number of factors, such as their size and complexity, the nature of their businesses, the regions in which they operate, the structure of their compensation programs and the availability of compensation information. The corporations selected for such comparison may vary from year to year based upon market conditions and changes in both the Company's and the corporations' businesses over time. The Company believes that competitive compensation levels are necessary to attract and retain the high-caliber executives necessary for the successful conduct of the Company's business.

     Each component of the Company's executive compensation program serves a specific purpose in meeting the Company's objectives. The components of the Company's executive compensation program are described below, except for any variations arising from individual provisions of employment agreements that the Company enters into upon hiring an executive.

Base Salary

     The Compensation Committee annually reviews the salaries of the Company's executives. When setting base salary levels in a manner consistent with the objectives outlined above, the Committee considers competitive market conditions for executive compensation, Company performance and individual performance. The measures of individual performance considered in setting 2000 salaries included, to the extent applicable to an individual executive officer, a number of quantitative and qualitative factors such as the Company's historical and recent financial performance in the principal area of responsibility of the officer (including such measures as gross margin, net income, sales, customer count and market share), the individual's progress toward non-financial goals within his area of responsibility, individual performance, experience and level of responsibility and other contributions to the Company's success. The Compensation Committee has not found it practicable, nor has it attempted, to assign relative weights to the specific factors used in determining base salary levels, and the specific factors used may vary among individual officers. As is typical for most corporations, payment of base salary is not conditioned upon the achievement of any specific, pre-determined performance targets.

Long-term incentive compensation.

     The Company believes that option grants align executive interests with stockholder interests by creating a direct link between compensation and stockholder return, give executives a significant, long-term interest in the Company's success, and help retain key executives in a competitive market for executive talent.

The Company's Stock Option Plan authorizes the Committee to grant stock options to executives. Option grants are made from time to time to executives whose contributions have or will have a significant impact on the Company's long-term performance. The Company's determination of whether option grants are appropriate each year is based upon individual performance measures established for each individual. Options are not necessarily granted to each executive during each year. Generally, options granted to executive officers vest in equal annual installments over a period of two years and expire five years from the date of grant.

Benefits. The Company believes that it must offer a competitive benefit program to attract and retain key executives.

During 2000, the Company provided medical and other benefits to its executive officers that are generally available to the Company's other employees.

Compensation of the Co-Chief Executive Officers. The Co-Chief Executive Officers' compensation plans for 2000 included the same elements and performance measures as the plans of the Company's other executive officers.

Mr. Pek and Mr. Daswani's salaries for 2000, as compared to 1999, increased by 42%. The Compensation Committee felt that this increase was necessary in order to retain the services of Messrs. Pek and Daswani. The Compensation Committee also felt that replacing options to purchase 150,000 shares of stock for each of Messrs. Pek and Daswani with options having a lower exercise price was warranted to provide the desirable long-term incentive to Messrs. Pek and Daswani and to align their interests with those of the stockholders.

Submitted by:      Douglas Moore
                   Ian Robinson
                   Eric Pinkney

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Name and Address of                 Number of Shares            Percentage
Beneficial Owner                   Beneficially Owned            Ownership

Lines Overseas Management              2,488,133(1)               12.55%
Bank of Bermuda Limited                2,000,000                  10.42%
Gregory M. Pek                         1,707,500(2)                8.80%
Ravi K. Daswani                          610,461(2)                3.18%
Power Broadcasting Inc.                1,333,333(3)                6.82%
Douglas Moore                            366,667(4)                1.89%
Ian Robinson                              50,000(5)                0.03%
James Pratt                               70,000(5)                0.04*
Eric Pinkney                                nil
Executive Officers and
  Directors as a group                 2,784,628(6)               14.01%


(1)  Includes warrants to purchase 622,033 shares of common stock.

(2)  Includes options to purchase 200,000 shares of common stock.

(3)  Includes warrants to purchase 333,333 shares of common stock.

(4) Includes options to purchase 100,000 shares and warrants to purchase 66,667 shares of common stock.

(5)  Includes options to purchase 50,000 shares of common stock.

(6) Includes options to purchase 600,000 shares and warrants to purchase 66,667 shares of common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Asia Internet Limited, of which Mr. Daswani was a director and shareholder, received $465,442 from the Company for providing technical support, system maintenance and other professional services for the Company during the year ended December 31, 1999. On March 31, 2000 the Company purchased the entire issued share capital of Asia Internet Limited for the consideration of $1.2 million in cash and 24,870 shares in the Company.

     The Directors and management of the Company have been granted options to purchase the Company's common stock. A law firm of which a former director was a partner has received legal fees. Two directors received fees pursuant to consulting contracts with the Company. See Item 11 Executive Compensation.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K


INDEX TO FINANCIAL STATEMENTS

Title of Documents                                                    Page No.
==================                                                    ========

Independent Auditors' Report                                             F-1

Consolidated Balance Sheets

as of December 31, 2000 and 1999                                         F-3

Consolidated Statements of Operations and Comprehensive Loss
 for the Years Ended December 31, 2000 and 1999                          F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000 and

1999                                                                      F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000 and 1999                                                F-6

Notes to Consolidated Financial Statements                                F-8

(b)  EXHIBITS

3.1  Articles of Incorporation*

3.2  By-laws*

4.1  Specimen Stock Certificate*

11.1 Computation of Earnings (Loss) Per Share

21.1 List of Subsidiaries

* Incorporated by reference to the Company's Registration Statement on Form 10 filed October 21, 1999

Reports on Form 8-K

Form 8-K Filed on January 10,2000 in Regard to Private Placement Made in December 1999

Form 8-K Filed on March 17,2000 in Regard to Private Placement Completed on March 6, 2000

Form 8-K Filed on September 25,2000 in Regard to Resignation of Independent Accountants and Appointment of New Independent Accountants

Form 8-K Filed on December 1,2000 in Regard to Status of Company Operations

Form 8-K Filed on January 30,2001 in Regard to Status of Company Operations


FIRST ECOM.COM, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEAR ENDED DECEMBER 31, 2000 and 1999

TOGETHER WITH
INDEPENDENT AUDITORS' REPORT


FIRST ECOM.COM INC.



Independent Auditors' Reports......................................F - 1 & F - 2


Consolidated Balance Sheets at December 31, 2000 and 1999..............F - 3


Consolidated Statements of Operations for the years
  ended December 31, 2000 and 1999 and for the periods from
  September 16, 1998 to December 31, 1998 and from
  September 16, 1998 to December 31, 2000..............................F - 4


Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 2000 and 1999 and
  for the period from September 16, 1998 to December 31, 2000..........F - 5


Consolidated Statements of Cash Flows
  for the years ended December 31, 2000 and 1999
  and for the periods from September 16, 1998 to
  December 31, 1998 and from September 16, 1998
  to December 31, 2000.............................................F - 6 & F - 7


Notes to Consolidated Financial Statements.............................F - 8

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
FIRST ECOM.COM, INC.

We have audited the accompanying consolidated balance sheets of First Ecom.com, Inc. and subsidiaries (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the period from September 16, 1998 (date of inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements as of and for the year ended December 31, 1999, the period from September 16, 1998 (date of incorporation) through December 31, 1998 and for the period September 16, 1998 (date of inception) through December 31, 1999 were audited by other auditors whose report, dated February 28, 2000 except for note 10 which is as of March 20, 2000, expressed an unqualified opinion on those statements. The consolidated financial statements for the period from September 16, 1998 (date of inception) through December 31, 1999 reflect total revenues and net loss of $2,634 and $6,788,885, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, and for the period from September 16, 1998 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, First Ecom.com, Inc. changed its method of accounting for certain convertible instruments.

Deloitte Touche Tohmatsu
Hong Kong
March 9, 2001

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
FIRST ECOM.COM, INC.

We have audited the accompanying consolidated balance sheet of First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) (together "the Group") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999, the period from September 16, 1998 (date of inception) to December 31, 1998 and the period from September 16, 1998 (date of inception) to December 31, 1999 (such statements of cumulative results of operations, stockholder's equity and cash flows are not separately presented herein). These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Hong Kong and the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Ecom.com, Inc. and subsidiaries (a group of companies in development stage) as of December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999, and the period from September 16, 1998 (date of inception) to December 31, 1998 and the period from September 16, 1998 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles in the United States of America.


KPMG
Hong Kong
February 28, 2000, except for note 10 which is as of March 20, 2000

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

         (In United States dollars, except share and per share amounts)

                                                                                  December 31,
                                                                        ------------------------------
                                                                            2000              1999
                                                                        ------------      ------------
ASSETS

Current Assets:
  Cash and cash equivalents .......................................     $ 31,211,711      $ 11,099,606
  Trade accounts receivable (net of allowance for doubtful accounts
    of $11,558 and $Nil at December 31, 2000 and 1999) ............           71,015              --
  Accrued interest ................................................           85,586              --
  Marketable securities ...........................................          367,648              --
  Amounts due from stockholders ...................................             --              12,540
  Prepaid financial advisory fee (note 3) .........................             --             672,022
  Other prepaid expenses and deposits .............................          546,464           375,778
                                                                        ------------      ------------
         Total current assets .....................................       32,282,424        12,159,946
Property and equipment, Net (note 4) ..............................          578,866         1,046,237
Investment in and advances to affiliate (note 6) ..................        3,107,882              --
                                                                        ------------      ------------

         Total Assets .............................................     $ 35,969,172      $ 13,206,183
                                                                        ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short term loan .................................................     $       --        $     27,007
  Current portion of capital lease obligations ....................             --               1,624
  Accounts payable ................................................          120,974           304,480
  Accrued professional and consulting fees ........................          208,654           105,833
  Accrued salaries ................................................           40,256              --
  Other accrued liabilities .......................................          133,885           469,063
  Amounts due to related companies ................................             --             273,673
  Deferred revenue ................................................            5,604            18,075
                                                                        ------------      ------------
         Total current liabilities ................................          509,373         1,199,755
Deferred rent .....................................................             --              62,017
Capital lease obligations, net of current portion .................             --               2,164

Stockholders' equity:
  Common stock 200,000,000 shares authorized, $0.001 par value, shares issued and outstanding: 2000: 19,210,037;
    1999: 14,956,667 ..............................................           19,211            14,957
  Additional paid-in capital ......................................       60,038,934        18,716,175
  Deficit accumulated during the development stage ................      (24,598,346)       (6,788,885)
                                                                        ------------      ------------
         Total stockholders' equity ...............................       35,459,799        11,942,247
                                                                        ------------      ------------
         Total Liabilities and Stockholders' Equity ...............     $ 35,969,172      $ 13,206,183
                                                                        ============      ============


                See notes to consolidated financial statements.

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (In United States dollars, except share amounts)


                                                                                                                       Cumulative
                                                                                                     Period from          from
                                                                                                     September 16,    September 16,
                                                                                                         1998             1998
                                                                                                       (date of         (date of
                                                                          Year ended December 31,     inception)       inception)
                                                                      ----------------------------  to December 31,  to December 31,
                                                                          2000            1999            1998            2000
                                                                      ------------    ------------     ----------     ------------
Revenue
  Payment processing ...............................................  $     38,223    $      2,634     $     --       $     40,857
  System integration ...............................................       816,648            --             --            816,648
                                                                      ------------    ------------     ----------     ------------

                                                                           854,871           2,634           --            857,505
Direct costs .......................................................       836,288            --             --            836,288
                                                                      ------------    ------------     ----------     ------------

Gross profit .......................................................        18,583           2,634           --             21,217
                                                                      ------------    ------------     ----------     ------------

Operating expenses:
  Sales and marketing (including stock based compensation of
  $285,482, $233,528 and nil for the years ended December 31, 2000 and 1999 and period from September 16, 1998 (date of inception) to
  December 31, 1998) ...............................................     2,113,149       1,563,246           --          3,676,395
  General and administrative (including stock based compensation of
  $1,443,530, $256,369 and nil for the years ended December 31, 2000 and 1999 and period from September 16, 1998 (date of inception) to
  December 31, 1998) ...............................................     8,882,810       4,241,389           --         13,124,199
  Systems and technology (including stock based compensation of
  $2,218,825, $156,635 and nil for the years ended December 31, 2000 and 1999 and period from September 16, 1998 (date of inception) to
  December 31, 1998) ...............................................     3,648,574         552,221           --          4,200,795
  Charges for impairment of certain
    long-lived and prepaid assets (note 5) .........................     2,405,829            --             --          2,405,829
                                                                      ------------    ------------     ----------     ------------

         Total operating expenses ..................................    17,050,362       6,356,856           --         23,407,218
                                                                      ------------    ------------     ----------     ------------

Loss from operations ...............................................   (17,031,779)     (6,354,222)          --        (23,386,001)
                                                                      ------------    ------------     ----------     ------------

Other income (expenses):

  Interest income ..................................................     1,528,910          36,761           --          1,565,671
  Interest expense .................................................        (2,121)       (471,424)          --           (473,545)
  Loss on write down of marketable securities ......................    (1,632,353)           --             --         (1,632,353)
                                                                      ------------    ------------     ----------     ------------

         Total other income (expenses) .............................      (105,564)       (434,663)          --           (540,227)
                                                                      ------------    ------------     ----------     ------------

Equity in loss of affiliate ........................................      (292,118)           --             --           (292,118)
                                                                      ------------    ------------     ----------     ------------

Loss before cumulative effect of accounting change .................   (17,429,461)     (6,788,885)          --        (24,218,346)

Cumulative effect of accounting change .............................      (380,000)           --             --           (380,000)
                                                                      ------------    ------------     ----------     ------------

Net loss ...........................................................  $(17,809,461)   $ (6,788,885)    $     --       $(24,598,346)
                                                                      ============    ============     ==========     ============

Basic and diluted loss per share applicable to common stockholders
  Before cumulative effect of accounting change ....................         (0.96)        (0.56)           --
  Cumulative effect of accounting change ...........................         (0.02)         --              --
                                                                      ------------    ------------     ----------

                                                                             (0.98)        (0.56)           --
                                                                      ============    ============     ==========

Weighted average shares used in computing per share
  amounts ..........................................................    18,064,980      12,043,662           --
                                                                      ============    ============     ==========

                See notes to consolidated financial statements.

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                (In United States dollars, except share amounts)

                                                                                                      Deficit
                                                                                                     accumulated
                                                         Common stock               Additional        during the          Total
                                                 -----------------------------       paid-in         development      stockholders'
                                                    Shares           Amount          capital            stage             equity
                                                 ------------     ------------     ------------      ------------      ------------
Balance at September 16, 1998
  (date of inception) ......................             --       $       --       $       --        $       --        $       --
                                                 ------------     ------------     ------------      ------------      ------------

Balance at December 31, 1998 ...............             --               --               --                --                --
Impact of merger with JRL
  Resources Corp. ..........................        4,040,000            4,040           (4,940)             --                (900)
Issuance of shares of common stock
  in lieu of organizational costs ..........        8,000,000            8,000          300,000              --             308,000
Issuance of common stock and
  warrants .................................        2,916,667            2,917       17,364,583              --          17,367,500
Stock based compensation ...................             --               --            646,532              --             646,532
Proceeds received on issuance of
  debt securities with detachable
  warrants .................................             --               --            410,000              --             410,000
Net loss for the year ......................             --               --               --          (6,788,885)       (6,788,885)
                                                 ------------     ------------     ------------      ------------      ------------

Balance at December 31, 1999 ...............       14,956,667           14,957       18,716,175        (6,788,885)       11,942,247

Issuance of common stock (net of issuance
  cost of $2,095,562) ......................        3,228,500            3,229       20,915,835              --          20,919,064
Fair value of warrants issued with
  common stock .............................             --               --          7,656,124              --           7,656,124
Stock-based compensation ...................             --               --          3,947,837              --           3,947,837
Shares issued in business
  combination (Note 1) .....................           24,870               25          623,963              --             623,988
Shares issued on exercise of
  warrants .................................        1,000,000            1,000        7,799,000              --           7,800,000
Cumulative effect of accounting change
  for beneficial feature of convertible debt             --               --            380,000              --             380,000
Net loss for the year ......................             --               --               --         (17,809,461)      (17,809,461)
                                                 ------------     ------------     ------------      ------------      ------------

Balance at December 31, 2000 ...............       19,210,037     $     19,211     $ 60,038,934      $(24,598,346)     $ 35,459,799
                                                 ============     ============     ============      ============      ============


                See notes to consolidated financial statements.

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (In United States dollars)


                                                                                                                       Cumulative
                                                                                                     Period from          from
                                                                                                     September 16,    September 16,
                                                                                                         1998             1998
                                                                                                       (date of         (date of
                                                                      Year ended December 31,          inception)       inception)
                                                                 ------------------------------     to December 31,  to December 31,
                                                                     2000              1999              1998             2000
                                                                 ------------      ------------      ------------     ------------
Cash flows from operating activities:
Net loss ......................................................  $(17,809,461)     $ (6,788,885)     $       --       $(24,598,346)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Equity loss in affiliate ....................................       292,118              --                --            292,118
  Organizational costs in excess of cash paid .................          --             300,000              --            300,000
  Stock compensation costs ....................................     3,947,837           646,532              --          4,594,369
  Depreciation ................................................       575,587           250,382              --            825,969
  (Gain) loss on disposal of equipment ........................        (6,085)            3,804              --             (2,281)
  Accretion of discount on loan ...............................          --             410,000              --            410,000
  Cumulative effect of accounting change for
    beneficial feature of convertible debt ....................       380,000              --                --            380,000
  Amortization of goodwill ....................................       291,282              --                --            291,282
  Loss recognized on write down of marketable securities ......     1,632,353              --                --          1,632,353
  Charges for certain long-lived and prepaid assets ...........     2,405,829              --                --          2,405,829
Changes in operating assets and liabilities net
 of business acquired:
  Trade accounts receivable ...................................       (52,548)             --                --            (52,548)
  Prepaid financial advisory fee ..............................       672,022          (672,022)             --               --
  Other prepaid expenses and deposits .........................      (651,061)         (375,778)             --         (1,026,839)
  Amounts due from stockholders ...............................        12,540           (12,540)             --               --
  Accounts payable ............................................       183,506           235,340              --            418,846
  Accrued professional and consulting fees ....................       102,821           105,833              --            208,654
  Accrued salaries ............................................        40,256              --                --             40,256
  Other accrued liabilities ...................................      (261,085)           30,313              --           (230,772)
  Amounts due to related companies ............................      (239,727)          239,727              --               --
  Deferred rent ...............................................       (62,017)           62,017              --               --
  Deferred revenue ............................................       (12,471)           18,075              --              5,604
                                                                 ------------      ------------      ------------     ------------

Net cash used in operating activities .........................    (8,558,304)       (5,547,202)             --        (14,105,506)
                                                                 ------------      ------------      ------------     ------------

Investing activities:

  Purchase of property and equipment ..........................      (520,614)       (1,199,172)             --         (1,719,786)
  Proceeds from disposal of equipment .........................        22,803             5,806              --             28,609
  Effect of acquisition of subsidiary on cash .................    (1,409,319)             --                --         (1,409,319)
  Investment in marketable securities .........................    (2,000,000)             --                --         (2,000,000)
  Investment and loan to affiliate ............................    (3,400,000)             --                --         (3,400,000)
                                                                 ------------      ------------      ------------     ------------

Net cash used in investing activities .........................    (7,307,130)       (1,193,366)             --         (8,500,496)
                                                                 ------------      ------------      ------------     ------------

Financing activities:
  Proceeds from issuance of common stock ......................    30,670,750        18,133,000              --         48,803,750
  Share issue cost paid .......................................    (2,460,458)         (318,750)             --         (2,779,208)
  Proceeds from exercise of warrants ..........................     7,800,000              --                --          7,800,000
  Proceeds from short term loans with detachable warrants .....          --           1,000,000              --          1,000,000
  Proceeds from short term loans ..............................          --             750,000              --            750,000
  Repayment of short term loan ................................       (27,007)       (1,722,993)             --         (1,750,000)
  Principal payments under capital lease obligations ..........        (5,746)           (1,083)             --             (6,829)
                                                                 ------------      ------------      ------------     ------------

Net cash provided by financing activities .....................    35,977,539        17,840,174              --         53,817,713
                                                                 ------------      ------------      ------------     ------------

Net increase in cash and cash equivalents .....................    20,112,105        11,099,606              --         31,211,711

Cash and cash equivalents at beginning of year/period .........    11,099,606              --                --               --
                                                                 ------------      ------------      ------------     ------------

Cash and cash equivalents at end of year/period ...............  $ 31,211,711      $ 11,099,606      $       --       $ 31,211,711
                                                                 ============      ============      ============     ============

Supplemental cash information:
Cash paid during the year:
  Interest ....................................................  $      2,121      $     61,624      $       --       $     63,745
                                                                 ============      ============      ============     ============

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                           (In United States dollars)


Non-cash transactions during the year ended December 31, 2000:

(a) In connection with the issue of 3,228,500 common shares on March 6, 2000 by the Company, warrants to purchase 250,848 shares of the Company's common stock were granted to an investment bank, in addition to cash commission.

(b) In conjunction with the acquisition of Asia Internet Limited, the Company issued 24,870 shares with a fair value of $623,988.

Non-cash transactions during the year ended December 31, 1999:

(a) Property and equipment amounting to $4,871 were acquired under a capital lease during the year ended December 31, 1999.

(b) Issuance of 8,000,000 shares to financial advisors for services rendered in connection with organization activities of the Group at a deemed value of $300,000, in excess of $8,000 cash received.

(c) During the year ended December 31, 1999, $646,532 in compensation expense was recorded for options granted.






                See notes to consolidated financial statements.

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (In United States dollars, except share and per share amounts)


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     First Ecommerce Asia Limited ("FEAL") was incorporated in Hong Kong on September 16, 1998 with two shares of HK$1 per share issued and outstanding. On January 28, 1999, FEAL entered into an agreement and plan of merger with JRL Resources Corp., a company incorporated in the State of Florida on November 13, 1996 with 1,025,000 common shares issued and outstanding ("JRL Resources"), which had been inactive since its formation. Pursuant to the terms of the agreement and plan of merger and related agreements, 3,015,000 newly issued shares of JRL Resources and 985,000 shares held by existing shareholders of JRL Resources were exchanged for the two shares of FEAL, and FEAL became a wholly-owned subsidiary of JRL Resources.

     The merger between JRL Resources and FEAL was a merger of a private operating company (FEAL) into a non-operating public shell corporation with nominal net assets that resulted in the owners and management of the private company (FEAL) having operating control of the combined company after the transaction. For accounting purposes, the transaction has been treated as a reverse acquisition of JRL Resources by FEAL with FEAL deemed to be the accounting acquirer.

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

     Details of the issuance of common stock are set out in note 9.

     The Company (FECI) was established to facilitate electronic payment processing of e-commerce transactions for merchants and banks across the Internet. The Company has developed an electronic gateway to convert consumers' credit card information collected by merchants on the Internet into a format that can be processed by banks. The Company acts as an intermediary payment system service provider between on-line merchants, consumers and banks. The principal geographic area in which the Company provides its services is throughout Asia. The Company charges its merchants and banks service fees to process transactions through this gateway.

     Where reimbursement for any transaction cannot be obtained in connection with merchant transactions processed through the Company's gateway, the Company retains the risk of loss related to sales returns, fraud losses, and chargebacks. The Company performs evaluations of its merchants and monitors the level and nature of transactions of the merchants.

     Since its inception, the Company has been in the development stage. The Company has acquired and developed its software and hardware, trained its personnel and begun developing its markets. Through December 31, 2000, the Company had insignificant revenues from operations. The Company's ability to emerge from development stage is ultimately dependent upon the operations, including developing sufficient markets.

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

     On March 31, 2000, the Company acquired the entire issued share capital of Asia Internet Limited ("AIL"), a company incorporated in Hong Kong, for cash consideration of $1.2 million and the issuance of 24,870 shares of common stock at a fair value of $25.09 per share. The acquisition of AIL has been accounted for by the purchase method of accounting and, accordingly, the results of operations for the period from March 31, 2000 are included in the consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their estimated fair values. The excess of the purchase price over the fair value of net assets of AIL of $1,747,693 was initially recorded as goodwill, which was to be amortized over 3 years. The amount of goodwill was subsequently subject to an impairment test. The results of the impairment test determined that such goodwill be written off (see Note 4).

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

                                                                           Period from          Period from
                                                                        September 16, 1998   September 16, 1998
                                           For the year ended           (date of inception) (date of inception)
                                              December 31,                to December 31,      to December 31,
                                        2000               1999                 1998               2000
                                   --------------      --------------      --------------     --------------
                                    (Unaudited)         (Unaudited)          (Unaudited)        (Unaudited)
Pro forma revenue ............     $    1,004,387      $       48,837      $         --       $    1,053,224
                                   ==============      ==============      ==============     ==============


Pro forma loss ...............     $  (17,965,887)     $   (7,572,202)     $         --       $  (25,538,089)
                                   ==============      ==============      ==============     ==============


Basic pro forma loss per share     $        (0.99)     $        (0.63)    $         --
                                   ==============      ==============     ==============


     The basic pro forma loss per share amounts are based on the pro forma loss for the respective periods and weighted average number of outstanding shares for the years ended December 31, 2000 and 1999 and the period from September 16, 1998 (date of inception) to December 31, 1998 of 18,071,096, 12,068,532 and nil, respectively.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation - The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Affiliated companies (20% to 50% owned companies) in which the Company has significant influence are accounted for using the equity method. The Company's share of earning (loss) of these companies is included in the accompanying consolidated statement of operations.

     The financial statements prepared for the period ended December 31, 1998 reflect the results of operations of FEAL since its formation. The financial statements as of and for the year ended December 31, 1999 and for the period prior to the merger with JRL Resources reflect the consolidated financial position and results of operations of FEAL. Subsequent to the merger, the financial statements reflect the consolidated financial position and results of operations of FECI (as successor to JRL Resources subsequent to FECI's formation and JRL Resources prior to FECI's formation) and its subsidiary FEAL.

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Business combinations - Business combinations have been accounted for under the purchase method of accounting. The results of operations of the acquired business from the date of acquisition are included in the results of the Company. Net assets or liabilities of the companies acquired are recorded at their fair value to the Company at the date of acquisition.

     Cash and cash equivalents - Cash and cash equivalents include cash on hand, demand deposits and highly liquid instruments with maturities of three months or less when purchased.

     Marketable securities - The Company considers all marketable securities as available-for-sale. All securities are carried at fair value. Unrealized gains and losses, which are other than temporary, on marketable securities are reported as a component of comprehensive income and classified as accumulated other comprehensive income (loss) in shareholders' equity. Realised gains and losses on marketable securities are included in earnings and are derived using the specific identification method. Marketable securities consist of equity securities.

     Investments - The Company accounts for its investments in entities where it does not have majority voting or management control on the equity basis. The gains (losses) from equity investments are reported as a component of income (loss).

     Financial Instruments and Financial Risk - The Company's financial instruments consist of current assets and liabilities, and its investment in affiliated. The fair values of the current assets and liabilities approximate the carrying amounts due to the short-term nature of these instruments.

     Goodwill - Goodwill is amortized on a straight-line basis over the expected benefit period, estimated at three years, from the date of acquisition. The company examines the carrying value of its excess of cost over net assets acquired to determine whether there are any impairment losses. If indicators of impairment were present in intangible assets used in operations and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. During the year ended December 31, 2000, the entire amount of goodwill was charged to expense based on an impairment test performed by the Company (see note 4).

     Property and equipment - Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

    Leasehold improvements                         Over the term of the leases
    Computer equipment and processing system       3 years
    Furniture, fixtures and office equipment       5 years

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Impairment - The company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

     Software development costs - Internal and external costs incurred to develop internal-use computer software are expensed during the preliminary project stage and capitalized during the application development stage and amortized over three years. During the year ended December 31, 2000 and 1999 and the period from September 16, 1998 (date of inception) to December 31, 1998, $130,816, $94,590 and $Nil of internal-use computer software development costs were expensed respectively. As of December 31, 2000 and 1999, capitalized software net of accumulated amortization and impairment charges was $Nil and $454,950 respectively.

     Debt issued with stock purchase warrants - Debt issued with detachable stock purchase warrants is accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" ("APB No. 14"). Under APB No. 14, the portion of the proceeds of debt securities issued with detachable stock purchase warrants which is allocable to the warrants is accounted for as additional paid-in capital. The allocation is based on the relative fair values of the two securities at the time of issue. Any resulting discount or premium on the debt securities is accounted for as such and amortized over the term of the debt securities.

     Revenue and cost recognition - Fees generated by transactions processed on behalf of banks and merchants are recognized when the transaction is processed. One time fees received for the initiation of online payment processing and revenue from systems integration services are recognized over the contract-term based on the percentage of completion.

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

     Use of estimates - Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Foreign currency translation - The functional currency of the Company is the Hong Kong dollar. The reporting currency of the Company is the United States dollar. Balance sheet accounts of the Company are translated into United States dollars at current exchange rates. Income statement items are translated at the average rates during the year. Net translation gains and losses are recorded directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the determination of net loss.

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Income taxes - Deferred income taxes are provided using the asset and liability method. Under this method, deferred income taxes are recognized for all significant temporary differences and are classified as current or non-current based upon the classification of the related asset or liability in the financial statements. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

     Research and development and advertising - Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $Nil in the years ended December 31, 2000 and 1999 and the period from September 16, 1998 (date of inception) to December 31, 1998. Advertising costs amounted to $241,485, $252,179 and $Nil respectively in the years ended December 31, 2000 and 1999, and the period from September 16, 1998 (date of inception) to December 31, 1998.

     Start-up and pre-operating costs - Start-up and pre-operating costs are expensed as incurred.

     Comprehensive income - The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity during a period from non-owner sources. The Company had no items of other comprehensive income for the year ended December 31, 2000.

     Stock-based compensation - The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of the Company's stock and the exercise price of options issued. The unearned compensation is being amortized over the vesting period of the individual options.

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force 96-18. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

     Net income (loss) per share ("EPS") - Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options and warrants using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. For the years ended December 31, 2000 and 1999, and for the period from September 16, 1998 to December 31, 1998, options to purchase 4,272,250, 1,572,500 and nil shares of common stock and warrants to purchase 2,893,682, 1,516,667 and nil shares of common stock were outstanding at various times throughout the reported years and period, respectively. Also for the year ended December 31, 1999, one convertible security to purchase 125,000 shares of common stock at $8.00 per share was outstanding for approximately 5 months of 1999. The effects of all of these securities were not included in the computation of diluted EPS, as the Company is in a net loss position for all periods since the beginning of operations. At the end of the reported years and period, options to purchase 1,809,500, 1,512,500 and nil shares of common stock and warrants to purchase 1,893,682, 1,516,667 and nil shares of common stock were outstanding, respectively. EPS for all periods presented have been computed in accordance with SFAS No. 128 "Earnings Per Share".

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Recent accounting pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Financial Instruments and Hedging Activities" which requires companies to record derivative financial instruments on their balance sheets as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999 the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133" which amends SFAS 133 to be effective for all fiscal years beginning after June 15, 2000. The implementation of this pronouncement will not materially effect the results of operations.

     In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB No. 125". The Company does not expect implementation of this pronouncement to materially effect the results of operations.

     Accounting change - In November 2000, the EITF reached a partial concensus on Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). Since consensus was reached on Issue No. 98-5 in May 1999, there has been diversity in practice as to the measurement of certain beneficial features of convertible instruments. The consensus reached in EITF 00-27 clarifies the measurement of such beneficial features. To the extent that this represents a change in the manner in which an entity previously measured beneficial features of instruments issued subsequent to May 1999, Issue 00-27 requires an entity to re-perform the measurement and report any additional charge as a cumulative effect of change in accounting principle.

     In connection with convertible debt issued in 1999, the Company had previously recorded a beneficial conversion feature of approximately $50,000. However, in accordance with the guidance set forth in EITF 00-27, the Company has recognized an additional beneficial conversion charge of approximately $380,000. The charge is measured by the difference between the effective conversion price of the debt and the fair value of shares of common stock into which the debt is convertible, as measured at the date of issuance. This charge is recognized in the year ended December 31, 2000 as a cumulative effect of change in accounting principle in the accompanying statement of operations and comprehensive loss, and an increase in additional paid-in capital in the accompanying statement of stockholders' equity.

     Reclassifications - Certain prior year amounts in the accompanying financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the results of operations or financial position for any year/period presented.

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


3.   PREPAID FINANCIAL ADVISORY FEE

     In 1999, the Company paid a fee of $1,500,000 to a consultant to introduce the Company to financial institutions and other investors, assist in negotiation of debt or equity financing, design and implement public relations and investor relations programs, and develop an advertising strategy for the Company.

     These services were rendered to the Company over the period from March 5, 1999 to August 31, 2000 and the amount paid was deferred and was amortised over the life of the service agreement on a straight-line basis. For the year ended December 31, 2000 and 1999, the Company recognized approximately $672,000 and $828,000 respectively in operating expenses in respect of the consultant's fee.

4.   PROPERTY AND EQUIPMENT, NET

                                                     2000             1999
                                                  -----------      -----------

     Leasehold improvements ...................   $   318,227      $   318,227
     Computer equipment and processing system..       570,824          835,752
     Furniture, fixtures and office equipment..       280,026          141,819
                                                  -----------      -----------

                                                    1,169,077        1,295,798
     Less accumulated depreciation ...........       (590,211)        (249,561)
                                                  -----------      -----------

                                                  $   578,866      $ 1,046,237
                                                  ===========      ===========


     Depreciation expense charged to results of operations for the years ended December 31, 2000 and 1999 and the period from September 16, 1998 (date of inception) to December 31, 1998 were $575,587, $250,382 and $Nil, respectively.

     The Company had leased office equipment under a capital lease with a bargain purchase option at the end of the lease term. At December 31 1999, the gross amount of property and equipment and related accumulated depreciation held under the capital lease were $4,871 and $649 respectively. At December 31, 2000, the Company had no property and equipment under a capital lease.

     Depreciation of office equipment held under capital lease is included in depreciation expense for the years ended December 31, 2000 and 1999.

5.   CHARGES FOR CERTAIN LONG-LIVED ASSETS AND PREPAID ASSETS

     As a result of certain changes that have occurred within the Company and modifications to the Company's business plan, the Company undertook an impairment review of its long-lived assets and certain prepaid assets during the quarter ended December 31, 2000. In its assessment, the Company determined that the amounts capitalized for its processing system, goodwill relating to AIL and certain prepaid assets, respectively $449,418, $1,456,411 and $500,000, were not expected to generate positive cash flows in the foreseeable future. Accordingly, in the year ended December 31, 2000, the Company recorded a provision of $2,405,829, which represented the difference between the book value of these assets and their estimated fair value.

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


6.   INVESTMENT IN AND ADVANCES TO AFFILIATE

     During 2000, the Company acquired a 50% interest in First Ecommerce Data Services Limited ("FEDS"), a joint venture operation with the Bank of Bermuda, a principal shareholder of the Company, from the Bank of Bermuda for $3 million. The excess of the purchase price over the Company's share of net assets of FEDS at the date of investment based on their estimated fair market value at the date of acquisition was allocated to goodwill. Goodwill amounts to approximately $1.2 million and is being amortized over seven years. In addition, the Company has advanced FEDS an unsecured, non-interest bearing demand loan of $400,000.

                                                    2000             1999
                                               -----------      -----------

     Cost of investment ..................     $ 3,000,000      $      --
     Share in losses of affiliate ........        (292,118)            --
                                               -----------      -----------

                                                 2,707,882             --
     Demand loan .........................         400,000             --
                                               -----------      -----------

                                               $ 3,107,882      $      --
                                               ===========      ===========


7.   INCOME TAXES

     As the Company is in its development stage and incurred losses since its inception, no income tax expense was recognized for the year ended December 31, 2000 and 1999 and for the period from September 16, 1998 (date of inception) to December 31, 2000. There were no taxes payable at December 31, 2000 and 1999.

     During the year ended December 31, 2000, the Company operated predominantly in Hong Kong and is therefore subject to Hong Kong Profits Tax. A reconciliation of income taxes computed at the Hong Kong statutory tax rate of 16% to the income tax expense is as follows:

                                                               2000             1999
                                                           -----------      -----------
Income tax benefit at statutory tax rate .............     $ 2,849,514      $ 1,086,222
Effect of rate differential on transactions subject to
  rates of other tax jurisdictions ...................         393,723          291,300
Non-deductible items

  Stock-based compensation ...........................        (631,654)        (103,445)
  Charge on write down of marketable securities ......        (261,176)            --
  Charge for long-lived assets .......................        (313,026)            --
  Other ..............................................        (171,062)            --
Non-taxable items primarily interest income ..........         193,217            1,942
Valuation allowance ..................................      (2,059,536)      (1,276,019)
                                                           -----------      -----------

                                                           $      --        $     --
                                                           ===========      ===========

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


7.   INCOME TAXES (continued)

     The components of deferred income tax assets and liabilities are as follows:

                                                                    2000             1999
                                                                -----------      -----------
     Deferred tax assets:
       Net operating loss carry forwards ..................     $ 3,441,203      $ 1,387,723
       Less valuation allowance ...........................      (3,335,555)      (1,276,019)
                                                                -----------      -----------

       Net deferred tax assets ............................         105,648          111,704
     Deferred tax liabilities:
       Property and equipment, principal due to differences
         in depreciation ..................................         105,648          111,704
                                                                -----------      -----------

     Net deferred tax assets/liabilities ..................     $      --        $      --
                                                                ===========      ===========

     Net operating loss carryforwards at December 31, 2000 and 1999, of $13,076,137 and $5,241,936, respectively, relating to the Company's operations in Hong Kong can be carried forward indefinitely. Net operating loss carry forwards of FECI at December 31, 2000 and 1999, of $5,047,907 and $1,618,331 respectively, can be carried forward for 20 years.

8.   STOCK OPTIONS

     The 1999 Stock Option Plan allows the Company to grant up to 3,000,000 stock options to employees and directors.

     During the year the Company granted the following share options under the 1999 Stock Option Plan to employees, directors and consultants:

                                                   Number                         Fair Value at
     Date of Grant                               of Options      Option Price     date of Grant
     -------------                               ----------      ------------     -------------
                                                                      $                  $
     For the year ended December 31, 2000:

     February 1, 2000                              797,000            9.90             10.13
     February 25, 2000                              15,000            9.90             30.00
     March 1, 2000                                  50,000            9.90             30.44
     April 1, 2000                                 315,000            9.90             25.09
     April 17, 2000                                 95,000           13.50             14.00
     May 12, 2000                                    7,000           14.00             14.03
     June 19, 2000                                  50,000            9.90             11.25

     For the year ended December 31, 1999:

     June 22, 1999                               1,137,500            7.65              9.06
     September 15, 1999                            100,000            7.65              6.88
     November 4, 1999                              335,000            7.65              8.06

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


8.   STOCK OPTIONS (continued)

     On August 29, 2000 the Company approved the granting of new options, providing the holders first rescinded their existing grants, with a new exercise price of $5.05 per share. Holders of 1,145,750 stock options elected to rescind their grants and these were replaced with a like number of new grants. The fair value of the shares at the date of the replacement grants was $5.91 per share. The modified grants were accounted for using variable accounting according to FASB Interpretation No. 44.

     Total compensation costs relating to stock options was $3,947,837 and $646,532 and $Nil for the years ended December 31, 2000 and 1999 and the period from September 16, 1998 (date of inception) to December 31, 1998 respectively.

     Additionally, on August 29, 2000, the company granted new options to purchase up to 285,000 shares of the Company's common stock at a price of $5.05 per share. The fair value of the shares at the dates of grant was $5.91 per share.

     All share options granted are exercisable at 50% one year after the date of issue and the remaining 50% two years after the date of issue. All options, if remaining unexercised, expire five years after the date of issue. All vested options lapse within three months of termination of employment.

     Had compensation costs been determined consistent with the fair value approach enumerated in SFAS No. 123, the Group's net loss for the year ended December 31, 2000 and 1999, would have been increased as indicated below:

                                                                                         Period from
                                                                                        September 16,
                                                                                        1998 (date of
                                                      For the year ended                inception) to
                                                         December 31,                   December 31,
                                                 2000                  1999                 1998
                                              ----------             ---------         ---------------
                                                   $                     $                     $
      Net loss              As reported       17,809,461             6,788,885                --
                            Proforma          20,598,526             8,113,944                --

      Net loss per share    As reported             0.98                  0.56                --
                            Proforma                1.14                  0.67                --

     For the stock options granted during the year ended December 31, 2000, the fair value of options used in calculating the proforma information above has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free interest rate of 5.5% (1999: 5.5%); expected life of 3 years (1999: 3 years); expected volatility ranging from 93.15% to 129.54% (1999: 51.45% - 91.2%), depending on the date of grant; and, no dividends.

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


8.   STOCK OPTIONS (continued)

     A summary of the Company's stock option plan is presented below:

                                                                              For the year ended December 31,
                                                             -----------------------------------------------------------------
                                                                       2000                               1999
                                                             ------------------------------     ------------------------------
                                                                                Weighted-                          Weighted-
                                                               Number            average          Number            average
                                                             of options      exercise price     of options      exercise price
                                                             ----------      --------------     ----------      --------------
                                                                                  $                                  $
         Outstanding at beginning of year............         1,512,500             7.65             --                --
         Granted.....................................         2,759,750             7.52         1,572,500             7.65
         Exercised...................................              --               --               --                --
         Forfeited...................................        (1,317,000)            7.98          (60,000)             7.65
         Rescinded...................................        (1,145,750)            9.68             --                --
                                                              ---------        ---------         ---------        ---------

         Outstanding at end of year..................         1,809,500             5.93         1,512,500             7.65
                                                              =========        =========         =========        =========


         Options exercisable at year end.............           393,750             --               --                --
                                                              =========        =========         =========        =========


         Weighted-average fair value.................                               7.13                               3.97
                                                                               =========                          =========


     At December 31, 2000 the weighted-average remaining contractual life of outstanding options was 4.30 years.

9.   COMMON STOCK

     On March 6, 2000, the Company issued 3,228,500 units, at a price of $9.50 per unit, pursuant to a private placement, for total cash proceeds of $30,670,750. Each unit consists of one share of the Company's common stock and one warrant to purchase one-third of a share of the Company's common stock at $11.40 per whole share until March 5, 2005.

     The portion of the stock proceeds which is allocable to the warrants was $7,656,124 and has been accounted for as additional paid-in capital. The allocation is based on the relative fair value of the warrants and fair value was estimated on the date of issue using the Black-Scholes option-pricing model with the following assumptions used: risk-free interest rate of 5.5%; expected life of 5 years; 116% expected volatility; and no dividends.

     In July 2000, 1,000,000 shares were issued for total proceeds of $7,800,000 upon warrants issued on November 26, 1999, being exercised.

     Pursuant to the agreement to acquire all of the outstanding shares of AIL, the Company issued 24,870 shares at a deemed total value of $623,988.

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


9.   COMMON STOCK (continued)

     During 1999 the Company issued the following shares:

     a) on January 28, 1999, 8,000,000 common shares to financial advisors for services, at a deemed fair value of the services provided of $300,000, rendered in connection with organizational activities of the Company plus the nominal amount of cash of 8,000, for total consideration of $308,000 or $0.0385 per share;

     b) on March 3, 1999, 500,000 common shares at $4 per share for total net proceeds of $2,000,000;

     c) on September 8, 1999, 166,667 common shares at $9 per share for total net proceeds of $1,500,000;

     d) on November 26, 1999, 1,000,000 common shares at $6.50 per share for total net proceeds of $6,230,000, net of share issue costs of $270,000. Each of these shares had attached a five-year warrant to purchase one new common share for $7.80 per share. These warrants, which were exercisable at any time up to November 25, 2004, were exercised in July 2000.

     (e) on December 23, 1999, 1,250,000 common shares at a price of $6.50 per share for total proceeds of $7,637,500, net of share issue costs of $487,500. Each of these shares had attached a five-year warrant to purchase one-third of one new common share for $7.80 per whole share and is exercisable at any time up to December 22, 2004.

10.  SHORT TERM LOANS AND WARRANTS

     On August 10, 1999, the Company entered into an agreement with a company (the "Lender") for the advance of $1,000,000 for three months. Pursuant to the terms of the loan agreement, the loan bears interest at 12% per annum and is convertible into the common shares of the Company at $8 per share at the Lender's option. The repayment date of the loan was subsequently extended to January 10, 2000. On December 30, 1999, the loan was fully repaid.

     The Lender was also granted at origination, warrants to purchase 100,000 common shares of the Company at $8.50 per share, exercisable for 5 years commencing on August 10, 1999. The intrinsic value of the conversion feature at the date of issuance of the loan of $50,000 has been accounted for as additional paid-in capital.

     The portion of the loan proceeds issued which is allocable to the detachable warrants was $360,000 and has been accounted for as additional paid-in capital. The allocation is based on the fair value of the loan of $1,000,000 and the fair value of the warrants at the date of issue $566,000.

     The effective interest rate of the loan was calculated to be 280% per annum as a result of the allocation of a portion of the proceeds to the detachable warrants and the conversion feature, the resultant discount of $410,000 created therefrom, and the amortisation of the discount to the initial maturity date.

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


10.  SHORT TERM LOANS AND WARRANTS (continued)

     The fair value of warrants issued was estimated on the date of issue using the Black-Scholes option-pricing model with the following assumptions used: risk-free interest rate of 5.5%; expected life of 5 years; 76.7% expected volatility; and no dividends.

     On October 27, 1999 the Company entered into a loan agreement with a company wholly-owned by three shareholders of the Company for the advance of $250,000 repayable by January 21, 2000. Pursuant to the terms of the loan agreement, the loan bears interest at 12% per annum. On December 30, 1999, $222,993 was repaid and $27,007 remained outstanding. The remaining $27,007 was repaid in 2000.

     On November 12, 1999, the Company entered into a loan agreement with the same company wholly owned by three shareholders of the Company for the advance of a $500,000 short-term loan repayable on or before January 10, 2000. Pursuant to the terms of the loan agreement, the loan bears interest at 12% per annum. On December 30, 1999, this loan was fully repaid.

     In connection with the private placement on March 6, 2000, the Company granted warrants to purchase 250,848 common shares to an investment bank. The exercise prices are $7.80 and $11.40 and the warrants expire on March 9, 2005. Included in the fair value of warrants issued with common stock of HK$7,656,124 is $1,374,446 allocated to the fair value of the warrants issued to the investment bank in connection with the private placement. The fair value was estimated on the date of issue using the Black-Scholes option-pricing model with the following assumptions used: risk-free interest rate of 5.5%; expected life of 5 years; 116% expected volatility; and no dividends.

     During 2000, the Company issued 50,000 warrants to a former employee. These warrants are exercisable until June 30, 2002 at a price of $8.55 per share.

     The Company has warrants to purchase the following number of common shares of the Company outstanding as at December 31, 2000.

                                     Price
     Number of shares               per share               Expiry date
     ----------------               ---------               -----------

           50,000                     $8.55                 June 30, 2002
          100,000                      8.50                 August 9, 2004
          416,667                      7.80                 December 23, 2004
        1,076,167                     11.40                 March 5, 2005
           26,923                      7.80                 March 9, 2005
          223,925                     11.40                 March 9, 2005

     As discussed in Note 2, the Company recognized a $380,000 deemed financing cost for the beneficial conversion feature of the convertible short term notes. This cost was recognized in the fourth quarter of 2000 as a cumulative effect of a change in accounting principle.

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


11.  RELATED PARTY TRANSACTIONS

     For the year ended December 31, 2000:

     (a) AIL was considered a related party to the Company as a 30% shareholder of AIL is also a director and stockholder of the Company. AIL provided technical support, system maintenance and other professional services to the Company and purchased computer and office equipment on behalf of the Company. During the year ended December 31, 2000 (excluding those amounts after March 31, 2000, the date of acquisition of AIL by the Company), the Company paid $91,871 (1999: $465,442) to AIL for the above services. During the year ended December 31, 2000, the amounts charged by AIL to the Company for technical support, system maintenance and other professional services, and purchase of computer and office equipment on the Company's behalf were $283,157 for services and $15,290 for purchases, respectively (1999: $401,054 for services and $148,526 for purchases, respectively). As at December 31, 1999, the Company owed AIL $84,138.

          On March 31, 2000, the Company completed the acquisition of AIL and AIL's assets and liabilities have been consolidated into the Company's financial statements as of that date.

     (b) A director and shareholder of the Company was a partner in a law firm (the "firm") to which the Company paid legal fees in the ordinary course of its business. The amount paid by the Company and charged by the firm during the year ended December 31, 2000 was $373,497 (1999:
          $315,056 advanced to the firm by the Company and $395,364 the amount charged by the firm). As at December 31, 2000 and 1999, the Company owed the firm $Nil and $80,308 respectively. Effective June 15, 2000, the director resigned from the firm and entered into a consultancy agreement directly with the Company for a monthly fee of $16,129. For the year ended December 31, 2000, $106,153 has been paid to this director.

     (c) A director of the Company received consulting fees of $25,000 of which the Company paid in the ordinary course of its business.

     In 1999, the Company issued 8,000,000 shares to financial advisors for services rendered in connection with organizational activities of the Company at a deemed value of $300,000, in excess of $8,000 cash received.

     During 1999, a director of the Company was a partner in a professional firm to which the Company had paid consultancy fees in the ordinary course of its business. The amount charged by the firm to the Company during the year ended December 31, 1999 was $234,319. As at December 31, 1999, the Company owed the firm $109,227.

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


12.  SEGMENT INFORMATION

     The Company's operations involve the implementing and processing of electronic payments as well as systems integration services. Summarized financial information by segment for the year ended December 31, 2000 and 1999, and as of December 31, 2000 as taken from the internal management reports, is as follows:

                                                For the year ended
                                                   December 31,
                                         ---------------------------------
                                             2000                 1999
                                         ------------         ------------
     Revenue

     Segments
     Payment processing .........        $     38,223         $      2,634
     Systems integration ........             816,648                 --
                                         ------------         ------------

                                         $    854,871         $      2,634
                                         ============         ============

     Profit and Loss

     Segments
     Payment processing .........        $(17,496,936)        $ (6,788,885)
     Systems integration ........            (312,525)                --
                                         ------------         ------------

                                         $(17,809,461)        $ (6,788,885)
                                         ============         ============

     Assets

     Segments
     Payment processing .........        $ 35,820,354         $ 13,206,183
     Systems integration ........             148,818                 --
                                         ------------         ------------

                                         $ 35,969,172         $ 13,206,183
                                         ============         ============


     For the year ended December 31, 2000 and 1999, all of the Company's revenue has been derived from sales to customers in Hong Kong. Revenues are attributed to the country based on the country of installation of hardware and performance of system integration work and the location of the bank or merchant for which payments are being processed.

     Depreciation expense for the payment processing segment for the years ended December 31, 2000 and 1999 were $553,806 and $250,382 respectively. Depreciation expense for the systems integration segment for the years ended December 31, 2000 and 1999 were $21,787 and $Nil respectively.

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


13.  COMMITMENTS AND CONTINGENCIES

     The Company leases office and other premises under non-cancellable operating leases. The lease commitments for the next five years are:

     2001                                                         $357,821
     2002                                                          136,433
     2003                                                           70,976
     2004                                                             --
     2005                                                             --
                                                                  --------
                                                                  $565,230
                                                                  ========


     Rent expense for the years ended December 31, 2000 and 1999 and the period from September 16, 1998 (date of inception) to December 31, 1998, were $611,509, $276,431 and $Nil, respectively.

     The Company has entered into employment agreements with its employees. These agreements require severance payments of a minimum of four weeks salary upon their termination without cause. If the employment agreements were terminated without cause, at December 31, 2000, the Company would have a liability for minimum contractual severance pay of approximately $260,000.

     The Company has issued a guarantee to a customer of FEDS for a maximum amount of $500,000 in respect of any indebtedness to the customer by FEDS. The risk of loss to the Company is minimal and no losses have been incurred. Management believes this guarantee will not adversely affect the consolidated financial statements.

     For payment processing transactions, where reimbursement cannot be obtained for any merchant transaction processed through the Company's gateway, the Company retains the risk of loss related to sales returns, fraud losses, and chargebacks. The Company performs evaluations of its merchants and monitors the level and nature of transactions of the merchants and does not believe this will have a significant impact on the Company's future consolidated financial statements.

14.  CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and trade accounts receivable.

     The Company's business activities and accounts receivable are principally in Hong Kong with a limited number of customers. The largest customer accounts for 42% of the total revenue.

                              FIRST ECOM.COM, INC.
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


15.  SUBSEQUENT EVENT

     Subsequent to the year end, the Company put into effect a plan to rationalize its business to better focus on delivering its electronic payment processing services and products to existing and new customers.

     This rationalization of the business includes the cessation of systems integration services through its subsidiary, Asia Internet Limited, the termination of several employees resulting in termination costs of approximately $400,000 and consolidation into smaller office premises in Hong Kong. The Company expects to accomplish this by the end of the first quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              FIRST ECOM.COM, INC.


                                              /S/ Kenneth G.C. Telford
                                              -------------------------
                                                  Kenneth G.C. Telford
                                              Secretary and Chief Financial
                                                Officer


      Signature                        Title                          Date
      ---------                        -----                          ----

/S/ Gregory M. Pek        Director, President, and Co-Chief       March 30, 2001
-----------------------   Executive Officer
Gregory M. Pek

/S/ Ravi K. Daswani       Director & Co-Chief Executive Officer   March 30, 2001
-----------------------
Ravi K. Daswani

/S/ Douglas Moore         Director                                March 30, 2001
-----------------------
Douglas Moore

/S/ Ian G. Robinson       Director & Chairman of the Board        March 30, 2001
-----------------------
Ian G. Robinson

/S/ James Pratt           Director                                March 30, 2001
-----------------------
James Pratt

/S/ Eric Pinkney          Director & Vice-Chairman of the Board   March 30, 2001
-----------------------
Eric Pinkney

/S/ Kenneth G.C. Telford  Secretary & Chief Financial Officer     March 30, 2001
-----------------------
Kenneth G.C. Telford