Form 10-K/A
period 2000-12-31
FIRST ECOM COM INC
filed 2001-05-08
CIK 1095070

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ANNUAL REPORT


                                   Form 10-K/A
                                 AMENDMENT NO. 1
                                       TO
                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


Documents incorporated by reference: none

The purpose of this amendment no. 1 is to add as exhibits the consents set forth below



ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(b)  Exhibits

23.1 Consent of Deloitte Touche Tohmatsu
23.2 Consent of KPMG

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRST ECOM.COM, INC.

                                           /s/ Kenneth G.C. Telford
                                           -------------------------------------
                                           Kenneth G.C. Telford
                                           Secretary and Chief Financial Officer
                                           Date: April 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                      Title                       Date
      ---------                      -----                       ----

/S/ Gregory M. Pek         Director, President, and         April 27, 2001
-----------------------    Co-Chief Executive Officer
Gregory M. Pek

/S/ Ravi K. Daswani        Director & Co-Chief Executive    April 27, 2001
-----------------------    Officer
Ravi K. Daswani

/S/ Douglas Moore          Director                         April 27, 2001
-----------------------
Douglas Moore

/S/ Ian G. Robinson        Director & Chairman of the       April 27, 2001
-----------------------    Board
Ian G. Robinson

/S/ James Pratt            Director                         April 27, 2001
-----------------------
James Pratt

                           Director & Vice-Chairman         April 27, 2001
-----------------------    of the Board
Eric Pinkney

/S/ Kenneth G.C. Telford   Secretary & Chief Financial      April 27, 2001
-----------------------    Officer
Kenneth G.C. Telford