Form 10-Q
period 2001-03-31
FIRST ECOM COM INC
filed 2001-05-14
CIK 1095070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                     ------------    ------------

                         Commission File Number 0-27753

                              FIRST ECOM.COM, INC.
             (exact name of registrant as specified in its charter)

         Nevada                             98-0206979
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

19/F, 80 Gloucester Road
WANCHAI
Hong Kong SAR
(Address of principal executive offices)      (Zip Code)

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

                                Yes   X       No
                                     ---          ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 2, 2001 the Company had one class of Common Stock with $.0001 par value, of which 19,210,037 shares were issued and outstanding.

                              FIRST ECOM.COM, INC.
                                      INDEX

PART I

  ITEM 1:  Financial Information

             Consolidated Balance Sheet as at March 31, 2001
               and December 31, 2000

             Consolidated Statement of Operations and
               Comprehensive Loss for the three months
               ended March 31, 2001 and 2000 and the
               period from September 16, 1998
               (inception) to March 31, 2001

             Consolidated Statement of Stockholders' Equity
               for the three months ended March 31, 2001

             Consolidated Statement of Cash Flows
               for the three months ended March 31, 2001 and 2000 and the period from September 16, 1998 (inception) to March 31, 2001

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

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated balance sheets at March 31, 2001 and December 31, 2000
(Expressed in United States Dollars)

                                                                March 31, 2001      December 31, 2000
Assets

Current assets
Cash and cash equivalents                                         $ 28,073,627           $ 31,211,711
Trade accounts receivable                                               56,674                 71,015
Interest receivable                                                     48,508                 85,586
Marketable securities                                                  507,533                367,648
Other prepaid expenses and receivables                                 336,613                546,464
                                                                  ------------           ------------
Total current assets                                                29,022,955             32,282,424

Property and equipment (note 5)                                        328,103                578,866

Investment in affiliate (note 6)                                     4,650,088              3,107,882
                                                                  ------------           ------------

Total assets                                                      $ 34,001,146           $ 35,969,172
                                                                  ============           ============
Liabilities and stockholders' equity

Current liabilities
Accounts payable                                                  $     92,133           $    120,974
Accrued professional and consulting fees                               441,251                208,654
Accrued commission                                                        --                   29,808
Other accrued liabilities                                              274,175                144,333
Deferred revenue                                                         1,548                  5,604
                                                                  ------------           ------------
Total current liabilities                                              809,107                509,373

Total liabilities                                                      809,107                509,373
                                                                  ------------           ------------
Stockholders' equity

Common stock, $0.001 par value
Authorized
  200,000,000 shares
issued and outstanding
  19,210,037 shares                                                     19,211                 19,211
Additional paid-in capital                                          58,099,791             60,038,934
Accumulated other comprehensive income-
   unrealized investment gain                                          139,886                   --
Deficit accumulated during the development stage                   (25,066,849)           (24,598,346)
                                                                  ------------           ------------
Total stockholders' equity                                          33,192,039             35,459,799
                                                                  ------------           ------------
Total liabilities and stockholders' equity                        $ 34,001,146           $ 35,969,172
                                                                  ============           ============

See accompanying notes to unaudited interim consolidated financial statements.

First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated statements of operations and comprehensive loss for the three months ended March 31, 2001 and 2000 and the period from September 16, 1998 (inception) to March 31, 2001
(Expressed in United States Dollars)

                                                                                                                         Period from
                                                                                                                       September 16,
                                                                                                                                1998
                                                                   Three months ended           Three months          (inception) to
                                                                            March 31,        ended March 31,               March 31,
                                                                                 2001                   2000                    2001
Revenue
Payment processing-fees                                                  $     12,756           $      4,802           $     53,613

Operating expenses
Sales and marketing                                                           172,756                519,983              3,849,151
General and administrative                                                  1,697,066              1,872,502             14,236,147
Systems and technology                                                        118,488                244,368              2,159,765
Restructuring charge                                                          179,376                                       179,376
Charges for impairment of certain
  long-lived and prepaid assets                                                  --                     --                  949,418
                                                                         ----------------------------------------------------------
Total expenses                                                              2,167,686              2,636,853             21,373,857

Loss from operations                                                       (2,154,930)            (2,632,051)           (21,320,244)

Other income/(expenses)
Interest income                                                               387,602                179,603              1,952,322
Interest expense                                                                 --                     (264)              (473,545)
Loss on write down of marketable
securities                                                                       --                     --               (1,632,353)
                                                                         ----------------------------------------------------------
                                                                              387,602                179,339               (153,576)
                                                                         ----------------------------------------------------------

Equity in loss of affiliate                                                  (195,399)                  --                 (487,517)


Loss from continuing operations                                            (1,962,727)            (2,452,712)           (21,961,337)

(Loss) income from discontinued operations
Net loss                                                                     (231,327)                  --               (4,451,063)
Cost recovery on disposal                                                   1,725,551                   --                1,725,551
                                                                         ----------------------------------------------------------
                                                                            1,494,224                   --               (2,725,512)

Loss before cumulative effect
of accounting change                                                         (468,503)            (2,452,712)           (24,686,849)

Cumulative effect of accounting change                                           --                     --                 (380,000)
                                                                         ----------------------------------------------------------

Net loss                                                                     (468,503)            (2,452,712)           (25,066,849)
                                                                         ==========================================================
Other comprehensive income
Unrealized gain on marketable securities                                      139,886                   --                  139,886
                                                                         ----------------------------------------------------------
Comprehensive loss for the period                                        $   (328,617)          $ (2,452,712)          $(24,926,963)
                                                                         ==========================================================

Basic and diluted (loss) income per share
applicable to common stockholders
  Continuing operations                                                  $      (0.10)          $      (0.15)
  Discontinued operations                                                        0.08                   --
                                                                         -----------------------------------

                                                                         $      (0.02)          $      (0.15)
Weighted average shares used in
computing per share amounts                                                19,210,037             15,879,359
                                                                         ===================================

See accompanying notes to unaudited interim consolidated financial statements.

First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated statements of stockholders' equity for the three months ended March 31, 2001
(Expressed in United States Dollars)

                                                                                                   Deficit
                                                                              Accumulated      accumulated
                                      Common Stock            Additional            other       during the            Total
                                  ---------------------          paid-in    comprehensive      development   stock-holders'
                                      Shares     Amount          capital           income            stage           equity
Balance at December 31, 2000      19,210,037     19,211       60,038,934                       (24,598,346)     35,459,799


Issuance of warrants                                             174,900                                           174,900


Stock-based compensation                                      (2,114,043)                                       (2,114,043)


Net loss for the period                                                                           (468,503)       (468,503)


Other comprehensive income
  unrealized gain in
  marketable securities                   --         --               --          139,886               --         139,886

                                  ----------------------------------------------------------------------------------------
Balance at March 31, 2001         19,210,037     19,211       58,099,791          139,886      (25,066,849)     33,192,039
                                  ========================================================================================

See accompanying notes to unaudited interim consolidated financial statements

First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 and the period from September 16, 1998 (inception) to March 31, 2001
(Expressed in United States Dollars)

                                                                                                                        Period from
                                                                                                                 September 16, 1998
                                                                              Quarter ended       Quarter ended      (inception) to
                                                                             March 31, 2001      March 31, 2000      March 31, 2001
Cash flows from operating activities:
Net loss for the period                                                        $   (468,503)       $ (2,452,712)       $(25,066,849)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Equity loss from investment                                                       195,399                --               487,517
  Organizational costs in excess of cash paid                                          --                  --               300,000
  Stock compensation costs                                                       (1,939,143)            198,416           2,655,226
  Depreciation of property and equipment                                            102,574             130,321             928,543
  Loss on disposal of equipment                                                     108,970                 639             106,689
  Loss on disposal of equipment from discontinued operations                          9,453                                   9,453
  Accretion of discount on loan                                                        --                  --               410,000
  Cumulative accounting change for beneficial
    feature of convertible debt                                                        --                  --               380,000
  Amortization of goodwill                                                           42,857                --               334,139
  Loss recognized on write down of marketable securities                               --                  --             1,632,353
  Charges for certain long-lived and prepaid assets                                    --                53,326           2,405,829
Changes in operating assets and liabilities
  Trade accounts receivable and interest receivable                                  23,424                --               (29,124)
  Prepaid financial advisory fee                                                       --               251,591                --
  Other prepaid expenses and deposits                                               209,851            (143,603)           (816,988)
  Amount due from stockholders                                                                           12,540                --
  Accounts payable                                                                  (28,841)             55,900             390,005
  Accrued professional and consulting fees                                          232,595                --               441,249
  Accrued commissions                                                               (29,808)               --                  --
  Other accrued liabilities                                                         129,842             124,325             (90,482)
  Amounts due to related companies                                                     --              (163,239)               --
  Deferred rent                                                                        --                (1,661)               --
  Deferred revenue                                                                   (4,056)             (8,138)              1,548
                                                                               ----------------------------------------------------
Net cash used in operating activities                                            (1,415,386)         (1,942,295)        (15,520,892)
                                                                               ----------------------------------------------------
Cash flows from investing activities
Purchase of property and equipment                                                     --              (566,207)         (1,719,786)
Proceeds from disposal of equipment                                                  29,769                 735              58,378
Effect of acquisition of subsidiary on cash                                            --            (1,161,571)         (1,409,319)
Investment in marketable securities                                                    --                  --            (2,000,000)
Investment in affiliate                                                          (1,752,467)               --            (5,152,467)
                                                                               ----------------------------------------------------
Net cash used in investing activities                                            (1,722,698)         (1,727,043)        (10,223,194)
                                                                               ----------------------------------------------------
Cash flows from financing activities
Proceeds from issuance of common stock                                                 --            30,670,750          48,803,750
Share issue cost paid                                                                  --              (359,253)         (2,779,208)
Proceeds from exercise of warrants                                                     --                  --             7,800,000
Proceeds from short term loan with warrants                                            --                  --             1,000,000
Proceeds from short term loans                                                         --                  --               750,000
Repayment of short term loan                                                           --               (27,007)         (1,750,000)
Principal payments under capital lease obligations                                     --                  (406)             (6,829)

                                                                               ----------------------------------------------------
Net cash provided by financing activities                                              --            30,284,084          53,817,713
                                                                               ----------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             (3,138,084)         26,614,746          28,073,627

Cash and cash equivalents at beginning of period                                 31,211,711          11,099,606                --
                                                                               ----------------------------------------------------
Cash and cash equivalents at end of period                                     $ 28,073,627        $ 37,714,352        $ 28,073,627
                                                                               ====================================================

See accompanying notes to unaudited interim consolidated financial statements

First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 and the period from September 16, 1998 (inception) to March 31, 2001
(Expressed in United States Dollars)


Supplemental Cash Flow Disclosure:

Cash paid for interest

The Group paid $nil, $264 and $63,745 for interest for the three months ended March 31, 2001 , 2000 and the period form September 16, 1998 (inception) to March 31, 2001 respectively.

Major non-cash transactions

Three months ended March 31, 2001:

(a) During the three months ended March 31, 2001, $174,900 in stock compensation expense was recorded for warrants granted, and a net reversal of $2,114,043 of stock compensation expense due to employees terminated during the period was also recorded.

Three months ended March 31, 2000:

(a) As part of the consideration paid for acquiring a 100% interest in the issued share capital of Asia Internet Limited ("AIL") 24,870 shares of the Company's common stock were issued.

(b) In connection with the issue of 3,228,500 units on March 6, 2000 by the Company, warrants to purchase 250,848 shares of the Company's common stock were granted to an investment bank, in addition to cash commission (see note 7(b)).


See accompanying notes to unaudited interim consolidated financial statements.

     First Ecom.com, Inc.
     (a  development stage enterprise)
     Notes to unaudited interim consolidated financial statements for the three months ended March 31, 2001 and 2000 and the period from September 16, 1998 (inception) to March 31, 2001
     (Expressed in United States Dollars)


1    Background and nature of business

     FirstEcom.com, Inc. ("the Company") was established to facilitate electronic payment processing of e-commerce transactions for merchants and banks across the Internet. The Company has developed an electronic gateway to convert consumers' credit card information collected by merchants on the Internet into a format that can be processed by banks. The Company acts as an intermediary payment system service provider between on-line merchants, consumers and banks. The principal geographic area in which the Company provides its services is throughout Asia. The Company charges its merchants and banks service fees to process transactions through its gateway.

     On March 31, 2000 the Company acquired Asia Internet Limited ("AIL"), a system integration business. During the quarter ended March 31, 2001, the Company decided to discontinue AIL's operations (see Note 8).

     Since its inception, the Company has been in the development stage. The Company has acquired and developed its software and hardware, trained its personnel, and begun developing its markets. Through March 31, 2001, the Company had insignificant revenues from payment processing operations. The Company is now focusing on establishing and providing services and products to banks either by charging fees for processing transactions or through the licensing of its products. In addition, the Company is considering other opportunities which may exist to broaden its operations. Subsequent to March 31, 2001, the Company entered into a Memorandum of Understanding to acquire Gasco Energy, Inc. (see Note 11). The Company's ability to emerge from development stage is ultimately dependent upon the successful start-up of operations, including the development of sufficient markets.

2    Basis of Preparation

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the
     Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Company's 2000 Annual Report").

     First Ecom.com, Inc.
     (a development stage enterprise)
     Notes to unaudited interim consolidated financial statements for the three months ended March 31, 2001 and 2000 (continued)
     (Expressed in United States Dollars)


3    Summary of significant accounting policies

     A summary of the Company's significant accounting policies is included in the Company's 2000 Annual Report

     First Ecom.com, Inc.
     (a development stage enterprise)
     Notes to unaudited interim consolidated financial statements for the three months ended March 31, 2001 and 2000 (continued) (Expressed in United States Dollars)


4    Marketable securities

     Marketable securities consist of 735,295 shares of uniView Technologies Corporation a public company traded on the NASDAQ as of March 31, 2001.

5    Property and equipment

     Details of the Company's property and equipment are as follows:

                                                     March 31,      December 31
                                                          2001             2000

     Leasehold improvements                        $      --        $   318,227
     Computer equipment and processing system          454,772          570,824
     Furniture, fixtures and office equipment           71,433          280,026
                                                   -----------      -----------
                                                       526,205        1,169,077

     Less accumulated depreciation                    (198,102)        (590,211)
                                                   -----------      -----------
                                                   $   328,103      $   578,866
                                                   ===========      ===========

6    Investment in affiliate

     The Company has a 50% interest in First Ecommerce Data Services Limited ("FEDS"), a joint venture operation with the Bank of Bermuda a principal shareholder of the Company. As of March 31, 2001, the Company's investment and advances to FEDS consisted of:

     Cost of investment (net of goodwill amortized)       $ 4,441,603
     Share of losses                                         (487,517)
                                                          -----------
                                                            3,954,086
     Demand loan                                              696,002
                                                          -----------
                                                          $ 4,650,088
                                                          ===========

     First Ecom.com, Inc.
     (a development stage enterprise)
     Notes to unaudited interim consolidated financial statements for the three months ended March 31, 2001 and 2000 (continued) (Expressed in United States Dollars)


7    Stock options and warrants

     (a) Stock options

     The 1999 Stock Option Plan allows the Company to grant up to 3,000,000 stock options to employees and directors.

     During the quarters ended March 31, 2001 and 2000, the Company granted the following share options under the 1999 Stock Option Plan to employees, directors and consultants:

                                         Number                 Fair Value at
      Date of Grant                  of Options  Option Price   Date of Grant
      -------------                 -----------  ------------   -------------
                                                      $              $
      For the three months ended
         March 31, 2001                     --             --              --

      For the three months ended
         March 31, 2000

      February 1, 2000                  797,000          9.90           10.13
      February 25, 2000                  15,000          9.90           30.00
      March 1, 2000                      50,000          9.90           30.44


     During the three months ended March 31, 2001, 592,000 options were forfeited upon the termination of staff. As a result, the Company reversed $2,474,834 in stock compensation costs previously recorded, $1,852,570 of which related to the system integration business, which the Company decided to discontinue during the quarter ended March 31, 2001.

     A summary of the Company's stock option plan is presented below:

                                                      For the three months ended March 31
                                                      2001                            2000
                                     ---------------------------------- ------------------------------
                                                           Weighted                       Weighted
                                                           ---------                      ---------
                                          Number of         average         Number of      average
                                          ---------         -------         ---------      -------
                                           options       exercise price      options    exercise price
                                           -------       --------------      -------    --------------

     Outstanding at beginning of period       1,809,500            5.93      1,512,500            7.65
     Granted                                                                 1,177,000            9.90

     Exercised                                     --              --             --              --

     Forfeited                                 (592,000)           5.82       (400,000)           7.71
                                     ---------------------------------- ------------------------------

     Outstanding at end of period             1,217,500            5.98      2,289,500            8.80
                                     ================================== ==============================

     Options exercisable at end
       of period                                368,750
                                                =======


     First Ecom.com, Inc.
     (a development stage enterprise)
     Notes to unaudited interim consolidated financial statements for the three months ended March 31, 2001 and 2000 (continued) (Expressed in United States Dollars)


     (b) Warrants

     The Company issued the following warrants:

     During the three months ended March 31, 2001

     On March 29, 2001, the Company issued 265,000 warrants to certain directors and employees to purchase a total of 265,000 shares of the Company's common stock at $1.25 per share. The market value of the company's shares at the date of issue was $0.84 per share. These warrants are exercisable through March 31, 2004. Fair value of such warrants was $174,900 determined using the Black-Scholes Model on the date of grant. This amount was recorded as an expense and is included in operating expenses.

     During the three months ended March 31, 2000

     On March 6, 2000 the Company sold a total of 3,228,500 units at $9.50 per unit. Each unit consists of one share of common stock and one warrant. The warrants, which are exercisable through March 6, 2004, entitle the holder to purchase one-third of a share of common stock at $11.40 per whole share. Costs associated with issuing these units amounted to $2,460,458.

     In connection with the unit issue, warrants to purchase 26,923 shares at $7.80 per share, and 223,925 shares at $11.40 per share, of the Company's common stock were granted to an investment bank in addition to the above issue costs. These warrants will be exercisable for a period of five years from the date of issue.

     Details of the Company's previous common stock offerings are described in the Company's Form 10-K for the year ended December 31, 2000, filed on April 2, 2001 with the Securities and Exchange Commission.

8    Restructuring and Discontinued Operations .

     (a) Restructuring

     During the quarter ended March 31, 2001, the Company implemented its restructuring plan and incurred a restructuring charge of $179,376 which consisted of $292,670 severance pay for termination of employees, a loss on disposal of fixed assets of $108,970, a reversal of stock compensation expense of $622,264 due to unvested and/or forfeited stock options and a provision of restructuring cost of $400,000.

     (b) Discontinued Operations

     During the three months ended March 31, 2001, the Company decided to discontinue its systems integration business which was carried on through its wholly-owned subsidiary, AIL. In addition, other operating costs were reduced by the termination of staff and by moving to smaller office premises. The discontinued operations resulted in a gain on disposal of $1,494,224 due to reversal of unvested stock compensation costs of $1,852,570 previously recorded relating to AIL employees, a severance pay of $127,019 and the net loss of $231,327. The assets and liabilities of the discontinued operations are $89,243 and $662,137, and $148,818 and $363,344 at March 31, 2001 and December 31, 2000 respectively.

     First Ecom.com, Inc.
     (a development stage enterprise)
     Notes to unaudited interim consolidated financial statements for the three months ended March 31, 2001 and 2000 (continued) (Expressed in United States Dollars)


9    Related party transactions

     For the quarter  ended March 31, 2001
     The Company paid consulting fees to certain directors of $28,629.


     For the quarter ended March 31, 2000

     (a) AIL was considered a related party to the Company by virtue of a 30% shareholder of AIL being a director and stockholder of the Company. AIL provided technical support, system maintenance and other professional services to the Company and purchased computer and office equipment on behalf of the Company. During the quarter ended March 31, 2000 and prior to the acquisition of AIL by the Company, the Company paid $91,871 to AIL for the above services. The amounts charged by AIL to the Company for technical support, system maintenance and other professional services and purchase of computer and office equipment on the Company's behalf were $283,157 and $15,290 respectively.

          On March 31, 2000, the Company completed the acquisition of AIL and its assets and liabilities have been consolidated into the Company's balance sheet as at that date.

     (b) A director and shareholder of the Company was a partner in a firm of solicitors to which the Company has paid legal fees in the ordinary course of business. The amount paid by the Company to the firm during the quarter ended March 31, 2000 was $201,232 and amount charged by the firm was $152,523. As at March 31, 2000, the Company owed the firm $110,434

     First Ecom.com, Inc.
     (a development stage enterprise)
     Notes to unaudited interim consolidated financial statements for the three months ended March 31, 2001 and 2000 (continued) (Expressed in United States Dollars)


10.  Subsequent Event

     Subsequent to March 31, 2001, the Company announced that it had signed a memorandum of understanding with Gasco Energy, Inc. ("Gasco"), a Nevada Corporation traded on the OTC-BB.

     The understanding, which is subject to among other things due diligence and the signing of a definitive agreement would involve the Company issuing shares of the Company's Common Stock to the shareholders of Gasco in exchange for merging Gasco into the Company. In addition, the Company would transfer all of its present ecommerce assets relating to the Company's payment processing business into a separate entity and distribute the shares of the separate entity to the Company's shareholders before the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the accompanying unaudited consolidated financial statements for the three-month periods ended March 31, 2001 and 2000 and the Form 10-K for the fiscal year ended December 31, 2000.

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

Results of Operations

As stated in the Company's Form 10-K for the fiscal year ended December 31, 2000, during the first quarter of fiscal year 2001 the Company has concentrated on restructuring its operations by reducing both the number of staff, size of premises and closing its systems integration services business provided through its wholly-owned subsidiary, Asia Internet Limited ("AIL").

The Company has also concentrated its efforts on delivering its payment processing solutions on both a transactional basis and through licensing of the products in the Asia Pacific region.

Revenues and Gross Profit

Since its inception, the Company has been in the development stage and, as a result, revenues during the three months ended March 31, 2001 and 2000 were insignificant.

Operating Expenses

Operating expenses for the three months ended March 31, 2001, before restructuring costs, were $1,988,310 as compared to a $2,636,853 for the comparable period in 2000, a reduction of 24%. The reduction in operating expenses was the result of the corporate restructuring plan implemented during the three months ended March 31, 2001. The restructuring charge of $179,376 recorded during the three months ended March 31, 2001 consisted of staff termination costs of $292,669, loss on disposal of fixed assets of $108,971 and accrued professional fees of $400,000 offset by the reversal of $622,264 of unvested compensation costs previously recorded.

The Company's headcount, exclusive of the systems integration business which was discontinued during the three months ended March 31, 2001 decreased from 43 as of March 31, 2000 to 18 as of March 31, 2001.

Other Income and Expenses

Interest income for the three months ended March 31, 2001 increased 116% as compared to the same quarter last year due to the increase in the average cash and cash equivalent balances on hand.

Equity in Loss of Affiliate

Subsequent to March 31, 2000, the Company acquired a 50% interest in a joint venture which incurred a loss of $390,798 during the three months ended March 31, 2001.

(Loss) / Income from Discontinued Operations

During the three months ended March 31, 2001, the Company recorded an accounting gain of $1,494,224 relating to the discontinued operations. It comprised of the loss of $231,327 that arose from the operations of AIL during the three months ended March 31, 2001 offset by the net gain on discontinuing this business. This gain included severance cost of employee terminations offset by the reversal of $1,852,570 of unvested compensation costs previously recorded relating to AIL employees.

Liquidity and Capital Resources

As of March 31, 2001, the Company's current assets stood at $29.0 million as compared to $32.3 million at December 31, 2000. As of March 31, 2001, the Company's current liabilities were $809,107 as compared to $509,373 at December 31, 2000. Net cash used in operating activities decreased to $1,415,386 for the three months ended March 31, 2001 from $1,942,295 for the three months ended March 31, 2000, mainly due to the reduction in net working capital items.

Net cash used in investing activities during the three months ended March 31, 2001 of $1,722,698 was approximately the same as compared to the comparable period last year. The major use of cash in the current quarter was a further investment of $1,752,467 to First Ecommerce Data Services Limited, a 50/50 joint venture company with the Bank of Bermuda whereas investing activities for the three months ended March 31, 2000 consisted of acquiring the shares of Asia Internet Limited and purchasing of property and equipment.

There was no cashflow from financing activities in the quarter ended March 31, 2001 whereas the Company netted $30.2 million in the quarter ended March 31, 2000 principally from the sale of common stock.

The Company expects current cash balances, cash equivalents and investments to meet its working capital and capital expenditure needs through December 31, 2001. Since the Company is not currently generating sufficient cash to fund its operations, the Company may be forced to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company's capital requirements depend upon several factors, including the rate of market acceptance, its ability to expand its customer base and increase revenues, its level of expenditures for marketing and sales, purchases of equipment, and other factors. If the Company's capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. The Company can make no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Further, if the Company issues equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants which could restrict the Company's operations or finances. If the Company cannot raise funds, if needed, on acceptable terms, the Company may not be able to continue its operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements which could negatively impact the Company's business, operating results and financial condition.


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings which, in its opinion, after consultation with legal counsel, could have a material adverse effect on the Company. However, the Company is involved in ordinary routine litigation incidental to its business.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company has not issued any securities during the three months ended March 31, 2001.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting held January 19, 2001, the stockholders elected the six nominated directors to hold office until the next Annual Meeting and Deloitte Touche Tohmatsu as the Company's Independent Accountants.


ITEM 5. OTHER INFORMATION

Subsequent  to  March  31,  2001,   the  Company  has  signed  a  Memorandum  of
Understanding with Gasco Energy, Inc. (OTC-BB- GASE) to merge.

The understanding, which is subject to due diligence, would involve the Company issuing shares to the shareholders of Gasco in exchange for shares of Gasco such that Gasco would become wholly-owned by the Company. In addition, the Company would transfer all of its ecommerce assets into a separate entity and distribute those shares to the Company's current shareholders.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K filed on January 30, 2001 in regard to status of Company operations

Form 8-K filed on April 5, 2001 to announce first quarter results

Form 8-K filed May 14, 2001 to announce memorandum of understanding regarding reorganization of the Company

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 11, 2001                        FIRST ECOM.COM, INC.



                                           By: /s/ Kenneth G. C. Telford
                                           ------------------------------
                                           Kenneth G.C. Telford
                                           Secretary and Chief Financial Officer