Form 10-Q
period 2001-06-30
FIRST ECOM COM INC
filed 2001-08-14
CIK 1095070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  ------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

                               011 (852) 2801 5181
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes _X_       No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2001 the Company had one class of Common Stock with $.0001 par value, of which 19,210,037 shares were issued and outstanding.

                              FIRST ECOM.COM, INC.
                                      INDEX

PART I

     ITEM 1: Financial Information

             Consolidated Balance Sheet as at June 30, 2001
               and December 31, 2000

             Consolidated Statements of Operations and Comprehensive loss for the three and six months ended June 30, 2001 and 2000 and the period from September 16, 1998 (inception) to June 30, 2001

             Consolidated Statement of Stockholders' Equity
               for the six months ended June 30, 2001

             Consolidated Statements of Cash Flows
               for the six months ended June 30, 2001 and 2000

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

SIGNATURES

                         PART I - FINANCIAL INFORMATION






ITEM 1 - FINANCIAL STATEMENTS

First Ecom.com, Inc.
(a development stage enterprise)
Consolidated balance sheets
at June 30, 2001 and December 31, 2000
(Expressed in United States Dollars)


                                                   June 30, 2001    December 31,
                                                    Unaudited          2000
Assets
Current assets
Cash and cash equivalents                          $ 23,761,060    $ 31,211,711
Trade accounts receivable                                54,930          71,015
Accrued interest                                         16,862          85,586
Marketable securities (note 4)                          345,589         367,648
Loan receivable                                         500,000            --
Other prepaid expenses and receivables                  419,543         546,464
                                                   ------------    ------------
Total current assets                                 25,097,984      32,282,424

Property and equipment (note 5)                       1,879,239         578,866

Investment in affiliate (note 6)                           --         3,107,882

Goodwill (note 6)                                     5,038,020            --
                                                   ------------    ------------
Total assets                                       $ 32,015,243    $ 35,969,172
                                                   ============    ============
Liabilities and stockholders' equity
Current liabilities
Accounts payable                                   $    524,765    $    120,974
Accrued professional and consulting fees                118,474         208,654
Accrued commission                                         --            29,808
Other accrued liabilities                               154,144         144,333
Deferred revenue                                           --             5,604
                                                   ------------    ------------
Total current liabilities                               797,383         509,373
                                                   ------------    ------------
Stockholders' equity
Common stock, $0.001 par value
Authorized 200,000,000 shares;
issued and outstanding
  19,210,037 shares                                      19,211          19,211
Additional paid-in capital                           57,868,124      60,038,934
Accumulated other comprehensive income-
   unrealized investment loss                           (22,059)           --
Deficit accumulated during the development stage    (26,647,416)    (24,598,346)
                                                   ------------    ------------
Total stockholders' equity                           31,217,860      35,459,799
                                                   ------------    ------------
Total liabilities and stockholders' equity         $ 32,015,243    $ 35,969,172
                                                   ============    ============

See accompanying notes to unaudited interim consolidated financial statements.

First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2001 and 2000 and the period from September 16, 1998 (inception) to June 30, 2001
(Expressed in United States Dollars)

                                                                                                              Period from
                                                                                                               September
                                                                                                               16, 1998
                                                                                                              (inception)
                                               Three months ended June 30      Six months ended June 30       to June 30,
                                                 2001            2000            2001            2000            2001
Revenue
Payment processing                           $     24,152    $      5,730    $     36,908    $     10,532    $     77,765

Operating expenses
Sales and marketing                                15,506         698,203         188,262       1,218,186       3,864,657
General and administrative                      1,561,898       2,743,568       3,258,963       4,616,070      15,798,045
Systems and technology                             62,187       1,353,537         180,675       1,597,905       2,221,952
Restructuring costs (note 8)                       19,445            --           198,821            --           198,821
Charges for impairment of
certain long-lived and
prepaid assets                                       --              --              --              --           949,418
                                             ------------    ------------    ------------    ------------    ------------
Total expenses                                  1,659,036       4,795,308       3,826,721       7,432,161      23,032,893
                                             ------------    ------------    ------------    ------------    ------------
Loss from operations                           (1,634,884)     (4,789,578)     (3,789,813)     (7,421,629)    (22,955,128)
                                             ------------    ------------    ------------    ------------    ------------
Other income/(expenses)
Interest income                                   246,698         473,752         634,300         653,355       2,199,020
Interest expense                                     --               (86)           --              (350)       (473,545)
Loss on write down
of marketable securities                             --              --              --              --        (1,632,353)
                                             ------------    ------------    ------------    ------------    ------------
                                                  246,698         473,666         634,300         653,005          93,122
                                             ------------    ------------    ------------    ------------    ------------
Equity in loss of affiliate                      (194,653)           --          (390,052)           --          (682,170)
                                             ------------    ------------    ------------    ------------    ------------
Loss from continuing operations                (1,582,839)     (4,315,912)     (3,545,565)     (6,768,624)    (23,544,175)
                                             ------------    ------------    ------------    ------------    ------------
Income (loss) from discontinued operations
Net income (loss) for the period                    2,271          (6,518)       (229,056)         (6,518)     (4,448,792)
Gain on disposal                                     --              --         1,725,551            --         1,725,551
                                             ------------    ------------    ------------    ------------    ------------
                                                    2,271          (6,518)      1,496,495          (6,518)     (2,723,241)
                                             ------------    ------------    ------------    ------------    ------------
Loss before cumulative effect
of accounting change                           (1,580,568)     (4,322,430)     (2,049,070)     (6,775,142)    (26,267,416)
Cumulative effect of accounting change               --              --              --              --          (380,000)
                                             ------------    ------------    ------------    ------------    ------------
Net loss                                     $ (1,580,568)   $ (4,322,430)   $ (2,049,070)   $ (6,775,142)   $(26,647,416)
                                             ============    ============    ============    ============    ============
Other comprehensive loss
unrealized gain (loss) on marketable
securities                                       (161,945)           --           (22,059)           --           (22,059)
                                             ------------    ------------    ------------    ------------    ------------
Comprehensive loss for the period            $ (1,742,512)   $ (4,322,430)   $ (2,071,129)   $ (6,775,142)   $(26,669,475)
                                             ============    ============    ============    ============    ============
Basic and diluted (loss) income per
share applicable to common stockholders
  Continuing operations                             (0.08)          (0.24)          (0.18)          (0.40)          (1.48)
  Discontinued operations                            0.00            0.00            0.08           (0.00)          (0.17)
                                             ------------    ------------    ------------    ------------    ------------
                                                    (0.08)          (0.24)          (0.10)          (0.40)          (1.65)
Weighted average shares used in
computing per share amounts                    19,210,037      18,210,037      19,210,037      17,038,265      15,882,386
                                             ============    ============    ============    ============    ============


See accompanying notes to unaudited interim consolidated financial statements.

First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated statements of stockholders' equity for the six months ended June 30, 2001
(Expressed in United States Dollars)



                                                                                                 Deficit
                                                                                 Accumulated   accumulated
                                                                     Additional     other      during the         Total
                                              Common Stock             paid-in  comprehensive  development    stock-holders'
                                          Shares        Amount         capital       loss         stage           equity
Balance at December 31, 2000            19,210,037    $    19,211    $60,038,934   $   --     $(24,598,346)    $ 35,459,799

Issuance of warrants                                                     174,900                                    174,900

Reversal of stock-based compensation                                  (2,345,710)                                (2,345,710)

Net loss for the period                                                                         (2,049,070)      (2,049,070)

Other comprehensive loss

  Unrealized loss in marketable                                                     (22,059)                        (22,059)
  securities

                                        -----------------------------------------------------------------------------------
Balance at June 30, 2001                19,210,037    $    19,211    $57,868,124   $(22,059)  $(26,647,416)    $ 31,217,860
                                        ===================================================================================


See accompanying notes to unaudited interim consolidated financial statements

First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 and the period from September 16, 1998 (inception) to June 30, 2001
(Expressed in United States Dollars)

                                                                                                      Period from
                                                                                                      September 16,
                                                                                                    1998 (inception)
                                                               Six months ended   Six months ended      to June
                                                                 June 30, 2001     June 30, 2000        30, 2001
Cash flows from operating activities:
Net loss for the period                                          $ (2,049,070)     $ (6,775,142)     $(26,647,416)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Equity loss from investment                                         390,052              --             682,170
  Organizational costs in excess of cash paid                            --                --             300,000
  Stock compensation costs (recovery)                              (2,170,810)        1,992,927         2,423,559
  Depreciation of property and equipment                              172,080           269,641           998,049
  Loss (gain) on disposal of equipment                                106,696              (109)          104,415
  Loss on disposal of equipment from discontinued operations            6,943              --               6,943
  Accretion of discount on loan                                          --                --             410,000
  Cumulative effect of accounting change for beneficial
    feature of convertible debt                                          --                --             380,000
  Amortization of goodwill                                            104,488           145,641           395,770
  Loss recognized on write down of marketable securities                 --                --           1,632,353
  Charges for certain long-lived and prepaid assets                      --              53,327         2,405,829
Changes in operating assets and liabilities
  Trade accounts receivable and accrued interest receivable            68,773          (119,577)           16,225
  Prepaid financial advisory fee                                         --             503,184              --
  Other prepaid expenses and receivables                              291,821          (525,176)         (735,018)
  Work in progress                                                       --             (70,725)             --
  Accounts payable                                                    338,873           141,361           757,719
  Accrued professional and consulting fees                            (90,180)             --             118,474
  Accrued commission                                                  (29,808)             --                --
  Other accrued liabilities                                              (364)             --            (220,688)
  Deferred rent                                                          --             (17,102)             --
  Deferred revenue                                                     (5,604)          (12,326)             --
                                                                   ----------        ----------       -----------
Net cash used in operating activities                              (2,866,111)       (4,414,076)      (16,971,617)
                                                                   ----------        ----------       -----------
Cash flows from investing activities
Purchase of property and equipment                                   (132,712)         (459,788)       (1,852,498)
Proceeds from disposal of equipment                                    32,698               734            61,307
Effect of acquisition of subsidiary on cash                        (2,232,059)       (1,409,319)       (3,641,378)
Investment in marketable securities                                      --                --          (2,000,000)
Investment in affiliate                                            (1,752,467)             --          (5,152,467)
Loans to affiliate                                                       --            (400,420)             --
Loan receivable                                                      (500,000)                           (500,000)
                                                                   ----------        ----------       -----------
Net cash used in investing activities                              (4,584,540)       (2,268,793)      (13,085,036)
                                                                   ----------        ----------       -----------
Cash flows from financing activities

Proceeds from issuance of common stock                                   --          30,670,750        48,803,750
Share issue cost paid                                                    --          (2,460,458)       (2,779,208)
Proceeds from exercise of warrants                                       --                --           7,800,000
Proceeds from short term loan with warrants                              --                --           1,000,000
Proceeds from short term loans                                           --                --             750,000
Repayment of short term loan                                             --             (27,007)       (1,750,000)
Principal payments under capital lease obligations                       --              (2,770)           (6,829)
                                                                   ----------        ----------       -----------
Net cash provided by financing activities                                --          28,180,515        53,817,713
                                                                   ----------        ----------       -----------
Net (decrease) increase in cash and cash equivalents               (7,450,651)       21,497,646        23,761,060

Cash and cash equivalents at beginning of period                   31,211,711        11,099,606              --
                                                                   ----------        ----------       -----------
Cash and cash equivalents at end of period                       $ 23,761,060      $ 32,597,252      $ 23,761,060
                                                                =============     =============     =============

Supplemental Cash Flow Disclosure:

Cash paid for interest

The Group paid $nil, $350 and $63,545 for interest for the six months ended June 30, 2001, 2000 and the period from September 16, 1998 (inception) to June 30, 2001, respectively.


See accompanying notes to unaudited interim consolidated financial statements

First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 and the period from September 16, 1998 (inception) to June 30, 2001
(Expressed in United States Dollars)


Major non-cash transactions

Six months ended June 30, 2000:

(a) As part of the consideration paid for acquiring a 100% interest in the issued share capital of Asia Internet Limited ("AIL"), 24,870 shares of the Company's common stock were issued.

(b) In connection with the issue of 3,228,500 units on March 6, 2000 by the Company, warrants to purchase 250,848 shares of the Company's common stock were granted to an investment bank, in addition to cash commission. (see note 7(b)).


See accompanying notes to unaudited interim consolidated financial statements.

First Ecom.com, Inc.
(a  development stage enterprise)
Notes to unaudited interim consolidated financial statements for the six months ended June 30, 2001 and 2000 and the period from September 16, 1998 (inception) to June 30, 2001
(Expressed in United States Dollars)

1    Background and nature of business

     First Ecom.com, Inc. ( "the Company") was established to facilitate electronic payment processing of e-commerce transactions for merchants and banks across the Internet. The Company has developed an electronic gateway to convert consumers' credit card information collected by merchants on the Internet into a format that can be processed by banks. The Company acts as an intermediary payment system service provider between on-line merchants, consumers and banks. The principal geographic area in which the Company provides its services is throughout Asia. The Company charges its merchants and banks service fees to process transactions through its gateway.

     On March 31, 2000, the Company acquired Asia Internet Limited ("AIL"), a system integration business. During the quarter ended March 31, 2001, the Company decided to discontinue AIL's operations (see Note 8).

     Since its inception, the Company has been in the development stage. The Company has acquired and developed its software and hardware, trained its personnel, and begun developing its markets. Through June 30, 2001, the Company had insignificant revenues from payment processing operations.

     On June 18, 2001, the Company acquired the remaining 50% of First Ecommerce Data Services Limited (Note 6). This acquisition will enable the Company to better deploy its electronic payment processing solutions. Subsequent to June 30, 2001 the Company announced that it was entering into the oil and gas business and had acquired a 26% interest in Gasco Energy, Inc (note
     10). The Company also announced that it is continuing to restructure its electronic payment business.

     The Company's ability to emerge from development stage is ultimately dependent upon the successful start-up of operations, including the development of sufficient markets.

2    Basis of Preparation

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the
     Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "Company's 2000 Annual Report").

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the six months ended June 30, 2001 and 2000 (continued)
(Expressed in United States Dollars)

3    Recent accounting pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and result of operations.

4    Marketable securities

     Marketable securities comprise of 735,295 shares of uniView Technologies Corporation; a public company traded on NASDAQ.



5    Property and equipment

     Details of the Company's property and equipment are as follows:


                                                    June 30,        December 31,
                                                      2001              2000

     Leasehold improvements                       $      --         $   318,227
     Computer equipment and processing system       2,083,025           570,824
     Furniture, fixtures and office equipment         258,931           280,026

                                                  -----------       -----------
                                                    2,341,956         1,169,077

     Less accumulated depreciation                   (462,717)         (590,211)
                                                  -----------       -----------
                                                  $ 1,879,239       $   578,866
                                                  ===========       ===========

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the six months ended June 30, 2001 and 2000 (continued)
(Expressed in United States Dollars)


6    Acquisition


     During 2000, the Company acquired a 50% interest in First Ecommerce Data Services Limited ("FEDS"), a joint venture operation with the Bank of Bermuda, a principal shareholder of the Company, from the Bank of Bermuda.

     On June 18, 2001, The Company completed the acquisition of the remaining 50% of issued shares of FEDS such that FEDS became a wholly-owned subsidiary of the Company. The purchase consideration was $4,250,000 cash for the shares, including a shareholder's loan from the Bank of Bermuda in the amount of $668,007. The Company also incurred direct costs of $39,542 in respect of acquisition.

     The acquisition has been accounted for using purchase accounting, and accordingly, the results of operations of FEDS has been included in the Company's consolidated financial statements from June 19, 2001 onwards. The excess of the Company's costs over the fair value of the identifiable net assets of $2,480,877 has been recorded as additional goodwill and is being amortized over a straight line basis over 7 years.

     Assets acquired and liabilities assumed in the acquisition were as follows:

     Bank and fixed deposits                                        $ 2,057,483
     Accounts receivable                                                 11,959
     Prepayment and deposit                                             164,901
     Property plant and equipment                                     1,486,077
     Accounts payable and accrued expenses                              (77,636)
     Long term liabilities                                           (1,361,468)
                                                                    -----------
     Net assets at June 18, 2001                                    $ 2,281,316
                                                                    ===========


     Consideration
     Cash, net of shareholders' loan of $668,007                    $ 3,581,993
     Share of net assets (50%)                                       (1,140,658)
     Closing costs                                                       39,542
                                                                    -----------
     Goodwill at acquisition                                        $ 2,480,877
                                                                    ===========


     Cash outflow from acquisition of subsidiary is made up of :

     Cash consideration paid                                        $ 4,250,000
     Bank and fixed deposits acquired                                (2,057,483)
     Closing costs                                                       39,542
                                                                    -----------
                                                                    $ 2,232,059
                                                                    ===========

The following unaudited pro forma financial information presents the combined results of operations of the Company and FEDS as if the acquisition has occurred as of the beginning of 2001 and 2000, after giving effect to certain adjustments, including amortization of goodwill. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and FEDS constituted a single entity during such periods.

                                                Six months ended June 30
                                                 2001              2000

     Pro forma revenue                       $    44,388       $    10,532
                                             ===========       ===========

     Pro forma loss for the period           $(2,672,771)      $(7,022,762)
                                             ===========       ===========

     Basic pro forma loss per share          $     (0.14)      $     (0.41)
                                             ===========       ===========

The basic pro forma loss per share amounts are based on the pro forma loss for the respective periods and the weighted average number of outstanding shares of 19,210,037 and 17,038,265 respectively.

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the six months ended June 30, 2001 and 2000 (continued)
(Expressed in United States Dollars)

7    Stock options and warrants

     (a) Stock options

     The 1999 Stock Option Plan allows the Company to grant up to 3,000,000 stock options to employees and directors.

     During the six months ended June 30, 2001 and 2000, the Company granted the following share options under the 1999 Stock Option Plan to employees, directors and consultants:

                               Number of                       Market Value at
Date of Grant                   Options     Exercise Price      Date of Grant

For the six months ended
   June 30, 2001                   --            --                  --

For the six months ended
   June 30, 2000

February 1, 2000                797,000          9.90               10.13
February 25, 2000                15,000          9.90               30.00
March 1, 2000                    50,000          9.90               30.44
April 1, 2000                   315,000          9.90               25.09
April 17, 2000                   40,000         13.50               14.00
April 17, 2000                   20,000         13.50               13.75
May 1, 2000                      35,000         13.50               13.50
May 12, 2000                      7,000         14.00               14.03
June 19, 2000                    50,000          9.90               11.25

During the six months ended June 30, 2001, 849,500 options were forfeited upon the termination of staff. As a result, the Company reversed $2,345,710 of unvested stock compensation costs previously recorded; $1,852,570 of such cost related to the system integration business, which the Company decided to discontinue during the quarter ended March 31, 2001.

A summary of the Company's stock option plan is presented below:

                                                   For the six months ended June 30
                                                  2001                          2000
                                       --------------------------  ---------------------------
                                                     Weighted                     Weighted
                                        Number of     average       Number of      average
                                         options   exercise price    options    exercise price
                                       ----------  --------------  ----------   --------------
Outstanding at beginning of period      1,809,500    $      5.93    1,512,500    $      7.65
Granted                                      --             --      1,329,000          10.18
Exercised                                    --             --           --             --
Forfeited                                (849,500)          6.28     (871,000)          8.46
                                       ----------    -----------   ----------    -----------
Outstanding at end of period              960,000    $      5.62    1,970,500    $      9.00
                                       ==========    ===========   ==========    ===========
Options exercisable at end of period      170,000                     373,750
                                       ==========                  ==========

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the six months ended June 30, 2001 and 2000 (continued)
(Expressed in United States Dollars)

(b) Warrants

The Company issued the following warrants:

During the six months ended June 30, 2001

On March 29, 2001, the Company issued 265,000 warrants to certain directors and employees to purchase a total of 265,000 shares of the Company's common stock at $1.25 per share. The market value of the Company's shares at the date of issue was $0.84 per share. These warrants are exercisable through March 31, 2004. Fair value of such warrants was $174,900 and was determined using the Black-Scholes Model. This amount was recorded as an expense and is included in operating expenses. 30,000 warrants were forfeited, resulting in a reversal of stock compensation cost of $19,800. The assumptions used in this model included a risk-free rate of return of 5.5%, expected warrant life of 3 years, and an expected volatility of 151% and no dividends.

During the six months ended June 30, 2000

On March 6, 2000, the Company sold a total of 3,228,500 units at $9.50 per unit. Each units consists of one share of the Company's common stock and one warrant. The warrants, which are exercisable through March 5, 2004, entitle the holder to purchase one-third of a share of common stock at $11.40 per share.

On June 30, 2000, the Company issued 50,000 warrants to a former employee to purchase 50,000 shares of the Company's common stock at $8.55 per share. The market value of the Company's shares at the date of issue was $9.84. These warrants will be exercisable for a period of two years from the date of issue.

Information regarding other warrants issued by the Company and outstanding as of June 30, 2001, is described in the consolidated financial statements included in the Company's 2000 Annual Report.

(c) Dilutive effect on net income (loss) ("EPS") per share

Diluted EPS, which reflects the potential dilution that could occur if options and warrants were exercised or converted into common stock, were not computed because the effect would be antidilutive. For the six months ended June 30, 2001 and 2000, options to purchase 1,809,500 and 2,841,500 shares of common stock and warrants to purchase 3,158,682 and 2,893,682 shares of common stock were outstanding at various times throughout the reported period, respectively. At the end of the reported period, options to purchase 960,000 and 1,970,500 shares of common stock and warrants to purchase 2,128,682 and 1,893,682 shares of common stock were outstanding, respectively.

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the six months ended June 30, 2001 and 2000 (continued)
(Expressed in United States Dollars)

8    Restructuring and Discontinued Operations

     (a) Restructuring

     During the three months ended March 31, 2001, the Company implemented its restructuring plan to streamline its operations and incurred a restructuring charge of $179,376 which comprised of $292,670 severance pay for termination of employees, loss on disposal of fixed assets of $108,970, a reversal of stock compensation expense of $622,264 due to unvested and/or forfeited stock options and accrued professional fees of $400,000.

     During the three months ended June 30, 2001, the Company continued the implementation of its restructuring plans and incurred a further $19,445 restructuring charge, which was severance pay for termination of employees.

     (b) Discontinued Operations

     During the three months ended March 31, 2001, the Company decided to discontinue its systems integration business which was carried on through its wholly-owned subsidiary, AIL. The discontinued operations resulted in a gain on disposal of $1,725,551 due to reversal of $1,852,570 of unvested stock compensation costs previously recorded relating to AIL employees, net of severance pay of $127,019. The assets and liabilities of the discontinued operations at March 31, 2001 and December 31, 2000 were $89,243 and $662,137, and $148,818 and $363,344 respectively. Revenues for the system integration business were $90,688 , $Nil, and $907,336 for the three months ended March 31, 2001 and 2000 and the period from September 16, 1998 (inception) to March 31, 2001 respectively.

     During the three months ended June 30, 2001, AIL incurred a net income of $2,271.

9    Related party transactions

     For the six months ended June 30, 2001

     The Company paid consulting fees to certain former directors of $28,629.

     For the six months ended June 30, 2000

     (a) AIL was considered a related party to the Company by virtue of a 30% shareholder of AIL is also a director and stockholder of the Company. AIL provided technical support, system maintenance and other professional services to the Company and purchased computer and office equipment on behalf of the Company. During the six months ended June 30, 2000 and prior to the acquisition of AIL by the Company, the Company paid $91,871 to AIL for the above services. The amounts charged by AIL to the Company for technical support, system maintenance and other professional services and purchase of computer and office equipment on the Company's behalf were $283,157 for services and $15,290 for purchases, respectively.

          On March 31, 2000, the Company completed the acquisition of AIL and its assets and liabilities have been consolidated into the Company's balance sheet as at that date.

     (b) A director and shareholder of the Company was a partner in a firm of solicitors to which the Company has paid legal fees in the ordinary course of business. The amount paid by the Company to the firm during the six months ended June 30, 2000 was $326,702 and the amount charged by the firm was $259,618. As at June 30, 2000, the Company owed the firm $13,224.

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the six months ended June 30, 2001 and 2000 (continued) (Expressed in United States Dollars)


10.  Subsequent Event

     On July 5, 2001, the Company acquired an equity interest in Gasco Energy, Inc. ("Gasco"), a Nevada Corporation traded on the OTC-BB. The Company has paid $19 million for preferred shares which are convertible into 9.5 million common shares.

     This acquisition entitles the Company to 26% of the voting power of Gasco, which will not be diluted by further issuances of common stock. The Company is entitled to a seat on Gasco's board of directors and a position on the executive committee, which will be largely responsible for operating the business of Gasco. The Company's shares also are entitled to vote as a class on certain extraordinary matters for extraordinary circumstances. The Company has agreed not to dispose of its stake for three years, however, the Company is permitted to dispose of up to 10% of its holdings annually.

11.  Segmental Information

     The Company views its operation in two different geographical areas, which are Asia Pacific and Americas. Summarized financial information by segment for the three and six months ended June 30, 2001 and 2000 as taken from the internal management reports, is as follows:

REVENUE

                              Three months ended June 30      Six months ended June 30
                              --------------------------      ------------------------
                                 2001           2000            2001            2000
                                 ----           ----            ----            ----
Segments
Asia Pacific                  $ 11,136          $410,431      $ 23,893        $415,233

Americas                        13,016              --          13,016            --

                              --------------------------      ------------------------
                              $ 24,152          $410,431      $ 36,908        $415,233
                              --------------------------      ------------------------


PROFIT AND LOSS

                              Three months ended June 30         Six months ended June 30
                              --------------------------         ------------------------
                                 2001             2000            2001             2000
                                 ----             ----            ----             ----
Segments
Asia Pacific                  $(1,459,908)    $(4,322,430)    $ (1,928,411)     $(6,775,142)

Americas                         (120,659)           --           (120,659)           --

                              ---------------------------     -----------------------------
                              $(1,580,567)    $(4,322,430)    $ (2,049,070)     $(6,775,142)
                              ---------------------------     -----------------------------


ASSETS

                             June 30, 2001
                             -------------
Segments
Asia Pacific                  $23,325,963

Americas                        3,651,260
                              -----------
                               26,977,223
                              -----------


Goodwill                        5,038,020

                              -----------
                              $32,015,243
                              -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the accompanying interim consolidated financial statements for the six-month periods ended June 30, 2001 and 2000 and the form 10-K for the fiscal year ended December 31, 2000.

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

Results of Operations

As stated in the Company's Form 10-K for the fiscal year ended December 31, 2000, during the first quarter of fiscal year 2001, the Company has concentrated on restructuring its operations by reducing both the number of staff, size of premises and closing its systems integration services business. During the second quarter of fiscal year 2001, the Company has concentrated its efforts on delivering its payment processing solutions in the Asia Pacific region, and in addition, has acquired the remaining 50% of First Ecommerce Data Services Limited ("FEDS"). FEDS provides payment processing solutions primarily in the Caribbean and Americas regions.

Comparison of the three months and six months ended June 30, 2001 with the three months and six months ended June 30, 2000.

The Company generated processing income of $24,152 for the three months ended June 30, 2001 and $36,908 for the six months ended June 30, 2001 as compared to $5,730 and $10,532 for the respective three months and six months ended June 30, 2000. The increase in revenue was due to increase in processing transactions from both the banks enabled directly by the Company and the consolidation of FEDS.

Operating expenses for the three months ended June 30, 2001 were 65% lower than for the comparable period in 2000 and for the six months ended June 30, 2001 were 49% lower than for the comparable period in 2000. This reflects the Company's concentrated effort on reducing costs. The operating expenses included restructuring costs of $19,445 during the three months ended June 30, 2001 and $198,821 for the six months ended June 30, 2001.

The Company had a total of 27 (including 8 at FEDS) full time employees as at June 30, 2001 as compared to 76 full time employees as at June 30, 2000. This decrease in employees has resulted in a recovery, during the six months ended June 30, 2001, of $2,345,710 of previously expensed stock-based compensation costs. During the comparable period ended June 30, 2000, the Company expensed $1,992,927 of stock-based compensation.

Other Income and Expenses

Interest income was $246,698 and $634,300 for the three and six months ended June 30, 2001 as compared to $473,752 and $653,355 for the three and six months ended June 30, 2000. This reflects both lower average cash balances on hand and lower interest rates for the three and six months ended June 30, 2001.

Equity in Loss of Affiliate

Equity loss reflects the Company's 50% share from the operations of FEDS, up to the date of acquisition of control on June 18, 2001. FEDS operations, from June 19, 2001, have been consolidated into the Company's accounts. There are no comparable figures for the three and six months ended June 30, 2000 as the initial interest in FEDS was not acquired until the third quarter of 2000.

(Loss)/Income from Discontinued Operations

During the six months ended June 30, 2001, the Company has recorded an accounting gain of $1,496,495 relating to the discontinued operations of AIL. It comprises of the operating loss of $229,056 offset by the net gain on discontinuing this business. This gain includes severance costs of employee terminations of $127,019 offset by the reversal of $1,852,570 of unvested compensation costs previously recorded.

Liquidity and Capital Resources

As of June 30, 2001 the Company's net current assets stood at $24.3 million (December 31, 2000: $31.8 million). Net cash used in operating activities decreased from $4,414,076 for the six months ended June 30, 2000 to $2,866,111 for the six months ended June 30, 2001, mainly due to the significant reduction in operating costs in the first six months of 2001 as compared to the first six months of 2000.

Net cash used in investing activities for the six months ended June 30, 2001 was $4,584,540 as compared to $2,268,793 for the six months ended June 30, 2000. The major activities were (i) the acquisition of the remaining interest in FEDS and the investment in FEDS during the first quarter, which had a combined effect on cash of $3,984,526, and (ii) a loan of $500,000 to Gasco Energy, Inc. Subsequent to June 30, 2001 the Company has invested $18.5 million, net of the loan receivable, in an equity interest in Gasco Energy, Inc.

The Company did not have any cash flow from financing activities during the six months ended June 30, 2001 whereas in the six months ended June 30, 2000 the Company's financing activities raised net cash of $28,180,515.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On July 5, 2001 the company signed a definitive agreement to acquire 1,000 preferred shares (convertible into 9,500,000 common shares) of Gasco Energy, Inc. for $19 million. This transaction closed on July 19, 2001. The company owns all of the issued preferred shares which constitute a non-dilutable 26% vote in Gasco.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K Filed on January 30, 2001 in Regard to Update on Year 2000 Activities

Form 8-K Filed on April 5, 2001 in Regard to Financial Results for the Fiscal Year ended December 31, 2000

Form 8-K Filed on May 14, 2001 in Regard to Memorandum of Understanding to merge with Gasco Energy, Inc.

Form 8-K Filed on May 21, 2001 in Regard to Financial Results for the First Quarter of 2001-07-18

Form 8-K Filed on June 22, 2001 in Regard to Acquisition of Remaining interest of FEDS

Form 8-K Filed on July 23, 2001 in Regard to Acquisition of Shares of Gasco Energy, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 13, 2001                      FIRST ECOM.COM, INC.


                                           /s/ Kenneth G.C. Telford
                                           -------------------------------------
                                           Kenneth G.C. Telford
                                           Secretary and Chief Financial Officer