Form 10-Q
period 2001-09-30
FIRST ECOM COM INC
filed 2001-11-14
CIK 1095070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                             -----------------------

                                    FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2001

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

               Yes __X__   No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 8, 2001 the Company had one class of Common Stock with $.0001 par value, of which 19,210,037 shares were issued and outstanding.

                              FIRST ECOM.COM, INC.
                                      INDEX

PART I

     ITEM 1:   Financial Statements

          Consolidated  Balance  Sheet as at September 30, 2001 and December 31,
               2000

          Unaudited  Interim   Consolidated   Statements   of   Operations   and
               Comprehensive loss for the three and nine months ended September 30, 2001 and 2000 and the period from September 16, 1998 (inception) to September 30, 2001

          Unaudited Interim Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2001

          Unaudited Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 and the period from September 16, 1998 (inception) to September 30, 2001

          Notes to Unaudited Interim Consolidated Financial Statements

     ITEM 2:   Management's  Discussion and Analysis of Financial  Condition and
                    Results of Operations

     ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

PART II

     ITEM 1:   Legal Proceedings

     ITEM 2:   Changes in Securities and Use of Proceeds

     ITEM 3:   Defaults on Senior Securities

     ITEM 4:   Submission of Matters to a Vote of Security Holders

     ITEM 5:   Other Information

     ITEM 6:   Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


First Ecom.com, Inc.
(a development stage enterprise)
Consolidated balance sheets
at September 30, 2001 and December 31, 2000
(Expressed in United States Dollars)


                                                 September 30, 2001  December 31, 2000
                                                        (Unaudited)
Assets
Current assets
Cash and cash equivalents                             $  3,113,899       $ 31,211,711
Trade accounts receivable                                  160,361             71,015
Accrued interest receivable                                  3,749             85,586
Marketable securities (note 4)                              59,743            367,648
Prepaid expenses and receivables                           296,508            546,464
                                                      ------------       ------------
Total current assets                                     3,634,260         32,282,424

Property and equipment (note 5)                          2,065,639            578,866

Equity in affiliates (notes 6 and 7)                    18,844,299          3,107,882

Goodwill (note 6)                                        1,694,854                 --
                                                      ------------       ------------
Total assets                                          $ 26,239,052       $ 35,969,172
                                                      ============       ============

Liabilities and stockholders' equity
Current liabilities
Accounts payable                                      $    368,634       $    120,974
Accrued professional and consulting fees                   119,292            208,654
Accrued salaries                                                --             40,256
Other accrued liabilities                                  143,851            133,885
Deferred revenue                                                --              5,604
                                                      ------------       ------------
Total current liabilities                                  631,777            509,373
                                                      ------------       ------------

Stockholders' equity
Common stock, $0.001 par value
Authorized 200,000,000 shares
Issued and outstanding 19,210,037 shares                    19,211             19,211
Additional paid-in capital                              58,011,068         60,038,934
Deficit accumulated during the development stage       (32,423,004)       (24,598,346)
                                                      ------------       ------------
Total stockholders' equity                              25,607,275         35,459,799

                                                      ------------       ------------
Total liabilities and stockholders' equity            $ 26,239,052       $ 35,969,172
                                                      ============       ============


See accompanying notes to unaudited interim consolidated financial statements.

First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2001 and 2000 and the period from September 16, 1998 (inception) to September 30, 2001
(Expressed in United States Dollars)


                                                                                                                  Period from
                                                                                                                  September 16,
                                                    Three months ended                Nine months ended               1998
                                                       September 30                      September 30            (inception) to
                                              -----------------------------     -----------------------------     September 30,
                                                  2001             2000             2001             2000             2001
                                              ------------     ------------     ------------     ------------     ------------
Revenue
Payment processing                            $    205,928     $     17,355     $    242,836     $     27,887     $    283,693
                                              ------------     ------------     ------------     ------------     ------------
Operating expenses
Sales and marketing                                206,049          491,206          394,311        1,709,392        4,070,706
General and administrative                       1,725,000        2,079,314        4,983,963        6,549,744       17,523,044
Systems and technology                             483,860          328,308          664,535        1,048,395        2,705,812
Restructuring costs (Note 9)                            --               --          198,821               --          198,821
Charges for impairment of certain
goodwill, long-lived and
prepaid assets (Note 6)                          3,159,505               --        3,159,505               --        4,108,923
                                              ------------     ------------     ------------     ------------     ------------
Total expenses                                   5,574,414        2,898,828        9,401,135        9,307,531       28,607,306
                                              ------------     ------------     ------------     ------------     ------------
Loss from operations                            (5,368,486)      (2,881,473)      (9,158,299)      (9,279,644)     (28,323,613)
                                              ------------     ------------     ------------     ------------     ------------
Other income/(expenses)
Interest income                                     56,504          475,926          690,804        1,129,281        2,255,524
Interest expense                                        --              (85)              --             (435)        (473,545)
Loss on write down of marketable
securities                                        (307,905)              --         (307,905)              --       (1,940,258)
                                              ------------     ------------     ------------     ------------     ------------
Other income (expenses) net                       (251,401)         475,841          382,899        1,128,846         (158,279)
                                              ------------     ------------     ------------     ------------     ------------
Equity in loss of affiliates                      (155,701)        (114,423)        (545,753)        (114,423)        (837,871)
                                              ------------     ------------     ------------     ------------     ------------
Loss from continuing operations                 (5,775,588)      (2,520,055)      (9,321,153)      (8,265,221)     (29,319,763)
                                              ------------     ------------     ------------     ------------     ------------
Income (loss) from discontinued operations
Net income (loss)-AIL                                   --       (1,103,404)        (229,056)      (2,133,381)      (4,448,792)
Gain on disposal                                        --               --        1,725,551               --        1,725,551
                                              ------------     ------------     ------------     ------------     ------------
                                                        --       (1,103,404)       1,496,495       (2,133,381)      (2,723,241)
                                              ------------     ------------     ------------     ------------     ------------
Loss before cumulative effect
of accounting change                            (5,775,588)      (3,623,459)      (7,824,658)     (10,398,602)     (32,043,004)

Cumulative effect of accounting change                  --               --               --               --         (380,000)
                                              ------------     ------------     ------------     ------------     ------------

Net loss                                      $ (5,775,588)    $ (3,623,459)    $ (7,824,658)    $(10,398,602)    $(32,423,004)
                                              ============     ============     ============     ============     ============
Other comprehensive income
Unrealized loss on marketable securities                --         (183,800)              --         (183,800)              --
                                              ------------     ------------     ------------     ------------     ------------
Comprehensive loss for the period             $ (5,775,588)    $ (3,807,259)    $ (7,824,658)    $(10,582,402)    $(32,423,004)
                                              ============     ============     ============     ============     ============
Basic and diluted loss per share
applicable to common stockholders
  Continuing operations                              (0.30)           (0.13)           (0.49)           (0.47)           (1.81)
  Discontinued operations                               --            (0.06)            0.08            (0.12)           (0.17)
  Cumulative effect of accounting change                                                                                 (0.02)
                                              ------------     ------------     ------------     ------------     ------------
                                                     (0.30)           (0.19)           (0.41)           (0.59)           (2.00)
Weighted average shares used in
computing per share amounts                     19,210,037       18,935,312       19,210,037       17,674,906       16,187,310
                                              ============     ============     ============     ============     ============


See accompanying notes to unaudited interim consolidated financial statements.

First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated statement of stockholders' equity for the nine months ended September 30, 2001
(Expressed in United States Dollars)


                                                                                                    Deficit
                                                                                                  accumulated
                                                    Common stock                 Additional        during the           Total
                                          -------------------------------         paid-in          development       stockholders'
                                              Shares            Amount            capital            stage              equity
                                          ------------       ------------       ------------      ------------       ------------
Balance at December 31, 2000                19,210,037       $     19,211       $ 60,038,934      $(24,598,346)      $ 35,459,799

Issuance of warrants                                                                 174,900                              174,900

Reversal of stock-based compensation                                              (2,202,766)                          (2,202,766)

Net loss for the period                                                                             (7,824,658)        (7,824,658)
                                          ------------       ------------       ------------      ------------       ------------
Balance at September 30, 2001               19,210,037       $     19,211       $ 58,011,068      $(32,423,004)      $ 25,607,275
                                          ============       ============       ============      ============       ============


See accompanying notes to unaudited interim consolidated financial statements

First Ecom.com, Inc.
(a development stage enterprise)
Unaudited interim consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 and the period from September 16, 1998 (inception) to September 30, 2001
(Expressed in United States Dollars)


                                                                                                          Period from
                                                                                                        September 16,
                                                                                                                 1998
                                                                    Nine months        Nine months     (inception) to
                                                                ended September    ended September      September 30,
                                                                       30, 2001           30, 2000               2001
                                                                ---------------    ---------------     --------------
Cash flows from operating activities:
Net loss for the period                                            $ (7,824,658)      $(10,398,602)      $(32,423,004)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Equity loss in affiliate                                              545,753            114,423            837,871
  Organizational costs in excess of cash paid                                --                 --            300,000
  Stock compensation costs (recovery)                                (2,027,866)         3,050,794          2,566,503
  Depreciation of property and equipment                                388,483            419,266          1,214,452
  Loss (gain) on disposal of equipment                                  125,538             (6,780)           123,257
  Loss on disposal of equipment from discontinued operations              6,943                 --              6,943
  Accretion of discount on loan                                              --                 --            410,000
  Cumulative effect of accounting change for beneficial
    feature of convertible debt                                              --                 --            380,000
  Amortization of goodwill                                              288,149            291,282            579,431
  Loss recognized on write down of marketable securities                307,905                 --          1,940,258
  Charges for certain goodwill, long-lived and prepaid assets         3,159,505             53,327          5,565,334
Changes in operating assets and liabilities
  Trade accounts receivable and accrued interest receivable             (23,545)          (101,249)           (76,092)
  Prepaid financial advisory fee                                             --            672,022                 --
  Prepaid expenses and receivables                                      414,856           (455,308)          (611,983)
  Increase in work in progress                                               --            (43,867)                --
  Amount due from stockholders                                               --             12,540                 --
  Accounts payable                                                      181,904             90,619            600,750
  Accrued professional and consulting fees                              (89,362)                --            119,292
  Accrued salaries                                                      (40,256)                --                 --
  Other accrued liabilities                                                (210)                             (230,982)
  Deferred rent                                                              --            (32,558)                --
  Deferred revenue                                                       (5,604)              (842)                --
                                                                   ------------       ------------       ------------
Net cash used in operating activities                                (4,592,465)        (6,334,932)       (18,697,971)
                                                                   ------------       ------------       ------------
Cash flows from investing activities
Purchase of property and equipment                                     (554,943)          (507,463)        (2,274,729)
Proceeds from disposal of equipment                                      34,122                734             62,731
Effect of acquisition of subsidiary on cash                          (2,232,059)        (1,409,319)        (3,641,378)
Investment in marketable securities                                        --           (2,000,000)        (2,000,000)
Investment in affiliate                                              (1,752,467)        (3,000,000)        (5,152,467)
Acquisition of Gasco Energy, Inc.                                   (19,000,000)                          (19,000,000)
Loans to affiliate                                                           --           (400,000)                --
                                                                   ------------       ------------       ------------
Net cash used in investing activities                               (23,505,347)        (7,316,048)       (32,005,843)
                                                                   ------------       ------------       ------------
Cash flows from financing activities
Proceeds from issuance of common stock                                       --         30,670,750         48,803,750
Share issue costs paid                                                       --         (2,460,458)        (2,779,208)
Proceeds from exercise of warrants                                           --          7,800,000          7,800,000
Proceeds from short term loan with warrants                                  --                 --          1,000,000
Proceeds from short term loans                                               --                 --            750,000
Repayment of short term loans                                                --            (27,007)        (1,750,000)
Principal payments under capital lease obligations                           --             (3,176)            (6,829)
                                                                   ------------       ------------       ------------
Net cash provided by financing activities                                    --         35,980,109         53,817,713
                                                                   ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents                (28,097,812)        22,329,129          3,113,899

Cash and cash equivalents at beginning of period                     31,211,711         11,099,606                 --
                                                                   ------------       ------------       ------------
Cash and cash equivalents at end of period                         $  3,113,899       $ 33,428,735       $  3,113,899
                                                                   ============       ============       ============

Supplemental Cash Flow Disclosure:

Cash paid for interest

The Company paid $nil, $1,734 and $63,545 for interest for the nine months ended September 30, 2001, 2000 and the period from September 16, 1998 (inception) to September 30, 2001, respectively.

Major non-cash transactions

Nine months ended September 30, 2000:

(a) As part of the consideration paid for acquiring a 100% interest in the issued share capital of Asia Internet Limited ("AIL"), 24,870 shares of the Company's common stock were issued.

(b) In connection with the issue of 3,228,500 units on March 6, 2000 by the Company, warrants to purchase 250,848 shares of the Company's common stock were granted to an investment bank, in addition to cash commission. (see note 8(b)).


See accompanying notes to unaudited interim consolidated financial statements.

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2001 and 2000 and the period from September 16, 1998 (inception) to September 30, 2001
(Expressed in United States Dollars)


1    Background and nature of business

     First Ecom.com, Inc. ("the Company") was established to facilitate electronic payment processing of e-commerce transactions for merchants and banks across the Internet. The Company has developed an electronic gateway to convert consumers' credit card information collected by merchants on the Internet into a format that can be processed by banks. The Company acts as an intermediary payment system service provider between on-line merchants, consumers and banks. The principal geographic area in which the Company provides its services is throughout Asia. The Company charges its merchants and banks service fees to process transactions through its gateway. The Company has recently changed focus to that of the oil and gas industry (see below).

     Since its inception, the Company has been in the development stage. The Company has acquired and developed its software and hardware, trained its personnel, and begun developing its markets. Through September 30, 2001, the Company had insignificant revenues from payment processing operations.

     On March 31, 2000, the Company acquired Asia Internet Limited ("AIL"), a system integration business. During the quarter ended March 31, 2001, the Company decided to discontinue AIL's operations (see Note 9).

     During 2000 the Company acquired a 50% interest in First Ecommerce Data Services Limited ("FEDS"), a joint venture operation with the Bank of Bermuda, a principal shareholder of the Company, from the Bank of Bermuda. On June 18, 2001, the Company acquired the remaining 50% of FEDS. Subsequent to September 30, 2001 the Company sold all of its shareholdings (Note 6).

     During the second quarter of 2001 the Company decided to pursue the business of oil and gas development and exploitation and on July 19, 2001, the Company acquired a 26% non-dilutable interest in Gasco Energy, Inc. (Note 7). The Company expects to focus the majority of its resources in this business sector.

     The Company's ability to emerge from development stage is ultimately dependent upon the successful start-up of operations, including the development of sufficient markets. The Company expects current balances, cash equivalents and investments to meet its working capital needs, however, the Company may be forced to rely on external financing to meet future capital and operating requirements. See further discussion at "Liquidity and Capital Resources" within Item 2 of this document.

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

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2001 and 2000 (continued)
(Expressed in United States Dollars)


3    Recent accounting pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have a significant impact on its financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and result of operations.

     In August 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this standard on January 1, 2003. The Company is reviewing the statement to determine what effect it will have, if any, on its financial position and results of operations.

     The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company is reviewing the statement to determine what effect it will have, if any, on its financial position and results of operations.

4    Marketable securities

     Marketable securities comprise of 91,912 shares, after an 8 for 1 reverse stock split on September 7, 2001, of uniView Technologies Corporation, a public company traded on NASDAQ. The Company has written down the carrying value of the shares by an additional $307,905 in the three month's ended September 30, 2001 to adjust to market value.

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2001 and 2000 (continued)
(Expressed in United States Dollars)


5    Property and equipment

     Details of the Company's property and equipment are as follows:

                                                 September 30,     December 31,
                                                          2001             2000
                                                 -------------     ------------
     Leasehold improvements                        $     8,987      $   318,227
     Computer equipment and processing system        2,457,481          570,824
     Furniture, fixtures and office equipment          301,479          280,026
                                                   -----------      -----------
                                                     2,767,947        1,169,077

     Less accumulated depreciation                    (702,308)        (590,211)
                                                   -----------      -----------
                                                   $ 2,065,639      $   578,866
                                                   ===========      ===========

6    First Ecommerce Data Services Limited

     On June 18, 2001, The Company completed the acquisition of the remaining 50% of issued shares of FEDS such that FEDS became a wholly-owned subsidiary of the Company. The purchase consideration was $4,250,000 cash for the shares and a shareholder's loan from the Bank of Bermuda to FED's in the amount of $668,007. The Company also incurred direct costs of $39,542 in respect of acquisition.

     The acquisition has been accounted for using purchase accounting, and accordingly, the results of operations of FEDS has been included in the Company's consolidated financial statements from June 19, 2001 onwards. The excess of the Company's costs over the fair value of the identifiable net assets of $2,480,877 has been recorded as additional goodwill and is being amortized over a straight-line basis over 7 years.

     Prior to June 18, 2001, the Company recorded its share of the losses of FEDS under the equity method. The Company's share of such losses was $ nil and $390,052 for the three and nine months ended September 30, 2001, respectively, and $114,423 for the three and nine months ended September 30, 2000.

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2001 and 2000 (continued)
(Expressed in United States Dollars)


     Assets acquired and liabilities assumed in the acquisition were as follows:

     Bank and fixed deposits                                       $ 2,057,483
     Accounts receivable                                                11,959
     Prepayment and deposit                                            164,901
     Property plant and equipment                                    1,486,077
     Accounts payable and accrued expenses                             (77,636)
     Long term liabilities                                          (1,361,468)
                                                                   -----------
     Net assets at June 18, 2001                                   $ 2,281,316
                                                                   ===========
     Consideration
     Cash, net of shareholders' loan of $668,007                   $ 3,581,993
     Share of net assets (50%)                                      (1,140,658)
     Closing costs                                                      39,542
                                                                   -----------
     Goodwill at acquisition                                       $ 2,480,877
                                                                   ===========
     Cash outflow from acquisition of subsidiary is made up of:

     Cash consideration paid                                       $ 4,250,000
     Bank and fixed deposits acquired                               (2,057,483)
     Closing costs                                                      39,542
                                                                   -----------
                                                                   $ 2,232,059
                                                                   ===========

     Subsequent to September 30, 2001, the Company completed a sale of 100% of its interest in FEDS to Transworld Payment Solutions N.V. for an immediate payment of $1,663,986 plus 40% of FEDS operating profits for the next three years with a minimum guarantee of $2 million and a maximum of $3 million. The Company also received payment of its inter corporate loan of $1,336,014.

     During the three and nine months period ended September 30, 2001, the Company recorded an impairment charge of $3,159,505 to adjust the carrying value of goodwill relating to FEDS to its net recoverable amount.

     The revenue and operating loss, relating to FEDS, for the three and nine months ended September 30, 2001 were $193,773 and $404,275 and $206,789 and $524,934, respectively. The assets and liabilities of FEDS included in the accompanying balance sheet as of September 30, 2001 were $3,241,209 and $148,813 respectively.

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2001 and 2000 (continued)
(Expressed in United States Dollars)


7.   Gasco Energy, Inc.

     On July 19, 2001, the Company acquired an equity interest in Gasco Energy, Inc. ("Gasco"), a Nevada Corporation traded on the OTC-BB. The Company paid $19 million for preferred shares which are convertible into 9.5 million common shares.

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

     Gasco is involved in the exploration and development of potential natural gas reserves on some 150,000 gross acres in the Uinta Basin region in Utah and on some 332,000 acres in the Greater Green River Basin of Wyoming.

     The Company accounts for its interest in Gasco using the equity method of accounting. The total cost of Gasco acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair market values at the effective date of the acquisition. Such allocations ultimately will be based on further management studies and due diligence and consequently are preliminary and subject to revision. We do not expect the final allocation of purchase price to differ materially from that presented in the consolidated balance sheet.

     The Company's equity in losses of Gasco during the three and nine months ended September 30, 2001 was $155,701.

     The summarized financial information of Gasco is shown below:

     Summarized financial information of Gasco

     Assets and liabilities :

                                      Gasco Energy, Inc.   Pannonian Energy, Inc
                                      September 30, 2001      December 31, 2000
                                                   $                      $

     Current assets                           14,477,791              1,007,984
     Non current assets                        8,778,904              1,999,275
     Current liabilities                         320,354              1,428,354
     Noncurrent liabilities                           --                     --

     Operating results:

                                     Gasco Energy, Inc.             Pannonian Energy, Inc
                         Three months ended     Nine months ended              Year ended
                         September 30, 2001    September 30, 2001       December 31, 2000
                                     $                     $                       $
     Net sales                           --                    --                      --
     Gross profit                        --                    --                      --
     Loss from continuing
       operations                   744,516             2,345,276                 843,261
     Net loss                       744,516             2,345,276                 843,261

     The financial information for December 31, 2000 is in respect of Pannonian Energy, Inc. prior to its consolidation with Gasco Energy, Inc. effective as of February 1, 2001. See further reference in Form 8-KA filed November 7, 2001.

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2001 and 2000 (continued)
(Expressed in United States Dollars)


8    Stock options and warrants

     (a)  Stock options

     The 1999 Stock Option Plan allows the Company to grant up to 3,000,000 stock options to employees and directors.

     During the nine months ended September 30, 2001 and 2000, the Company granted the following share options under the 1999 Stock Option Plan to employees, directors and consultants:

                                                                    Market Value
                                       Number of                         at Date
     Date of Grant                       Options   Exercise Price       of Grant
     -------------                       -------   --------------       --------
     For the nine months ended
        September 30, 2001                  --             $ --           $ --

     For the nine months ended
        September 30, 2000

     February 1, 2000                    797,000             9.90          10.13
     February 25, 2000                    15,000             9.90          30.00
     March 1, 2000                        50,000             9.90          30.44
     April 1, 2000                       315,000             9.90          25.09
     April 17, 2000                       40,000            13.50          14.00
     April 17, 2000                       20,000            13.50          13.75
     May 1, 2000                          35,000            13.50          13.50
     May 12, 2000                          7,000            14.00          14.03
     June 19, 2000                        50,000             9.90          11.25
     August 29, 2000                     285,000             5.05           5.91
     August 29, 2000                   1,145,750             5.05           5.91

     During the nine months ended September 30, 2001, 949,500 options were forfeited upon the termination of staff. As a result, the Company reversed $2,202,766 of unvested stock compensation costs previously recorded; $1,852,570 of such cost related to the system integration business, which the Company decided to discontinue during the quarter ended March 31, 2001.

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2001 and 2000 (continued)
(Expressed in United States Dollars)

     A summary of the Company's stock option plan is presented below:

                                                          For the nine months ended September 30
                                                           2001                             2000
                                               -----------------------------     -----------------------------
                                                                 Weighted                         Weighted
                                                Number of         average         Number of        average
                                                 options      exercise price       options      exercise price
                                               ----------     --------------     ----------     --------------
     Outstanding at beginning of period         1,809,500       $      5.93       1,512,500       $      7.65
     Granted                                         --                --         2,759,750              7.52
     Exercised                                       --                --              --                --
     Forfeited                                   (949,500)             6.15        (997,000)             8.58

     Rescinded                                       --                --        (1,145,750)             9.68
                                               ----------       -----------      ----------       -----------
     Outstanding at end of period                 860,000       $      5.69       2,129,500       $      5.95
                                               ==========       ===========      ==========       ===========
     Options exercisable at end of period         507,500                           443,750
                                               ==========                        ==========

     (b)  Warrants

     The Company issued the following warrants:

     During the nine months ended September 30, 2001

     On March 29, 2001, the Company issued 265,000 warrants to certain directors and employees to purchase a total of 265,000 shares of the Company's common stock at $1.25 per share. The market value of the Company's shares at the date of issue was $0.84 per share. These warrants are exercisable through March 31, 2004.

     During the nine months ended September 30, 2000

     On March 6, 2000, the Company sold a total of 3,228,500 units at $9.50 per unit. Each units consists of one share of the Company's common stock and one warrant. The warrants, which are exercisable through March 5, 2005, entitle the holder to purchase one-third of a share of common stock at $11.40 per share.

     In connection with the unit issue, the Company paid associated costs of $2,460,458 and granted warrants to purchase 26,923 shares at $7.80 per share, and 223,925 shares at $11.40 per share, of the Company's common stock to an investment bank. These warrants are exercisable through March 5, 2005.

     On June 30, 2000, the Company issued 50,000 warrants to a former employee to purchase 50,000 shares of the Company's common stock at $8.55 per share. The market value of the Company's shares at the date of issue was $9.84. These warrants will be exercisable for a period of two years from the date of issue.

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2001 and 2000 (continued)
(Expressed in United States Dollars)


     On July 26, 2000, the holder of a warrant for one million shares of the Company exercised its right to acquire one million shares at a price of $7.80 per share.

     Information regarding other warrants issued by the Company and outstanding as of September 30, 2001, is described in the consolidated financial statements included in the Company's 2000 Annual Report filed on Form 10-K.

     (c)  Dilutive effect on net income (loss) ("EPS") per share

     Diluted EPS, which reflects the potential dilution that could occur if options and warrants were exercised or converted into common stock, were not computed because the effect would be antidilutive. For the nine months ended September 30, 2001 and 2000, options to purchase 1,809,500 and 4,272,250 shares of common stock and warrants to purchase 2,158,682 and 2,893,682 shares of common stock were outstanding at various times throughout the reporting periods, respectively. At the end of the reporting periods, options to purchase 860,000 and 2,129,500 shares of common stock and warrants to purchase 2,128,682 and 1,893,682 shares of common stock were outstanding, respectively.

9    Restructuring and Discontinued Operations

     (a)  Restructuring

     During the first quarter of 2001, the Company implemented a restructuring plan to streamline its operations. For the nine months ended September 30, 2001 the Company has incurred a restructuring charge of $198,821 which comprised of $312,115 severance pay for termination of employees, loss on disposal of fixed assets of $108,970, a reversal of stock compensation expense of $622,264 due to unvested and/or forfeited stock options and professional fees of $400,000.

     (b)  Discontinued Operations

     Asia Internet Limited

     During the three months ended March 31, 2001, the Company decided to discontinue its systems integration business which was carried on through its wholly-owned subsidiary, AIL. The discontinued operations resulted in a gain on disposal of $1,725,551 due to reversal of $1,852,570 of unvested stock compensation costs previously recorded relating to AIL employees, net of severance pay of $127,019. The assets and liabilities of the discontinued operations included in the accompanying consolidated balance sheet at December 31, 2000 were $662,137, and $363,344 respectively. Revenues for the system integration business were $95,099, $637,834, and $907,336 for the nine months ended September 30, 2001 and 2000 and the period from September 16, 1998 (inception) to September 30, 2001 respectively.

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2001 and 2000 (continued)
(Expressed in United States Dollars)


10   Related party transactions

     For the nine months ended September 30, 2001

     The Company paid consulting fees to certain former directors of $28,629.

     For the nine months ended September 30, 2000

     (a) AIL was considered a related party to the Company by virtue of a former 30% shareholder of AIL being also a director and stockholder of the Company. AIL provided technical support, system maintenance and other professional services to the Company and purchased computer and office equipment on behalf of the Company. During the nine months ended September 30, 2000 and prior to the acquisition of AIL by the Company, the Company paid $91,871 to AIL for the above services. The amounts charged by AIL to the Company for technical support, system maintenance and other professional services and purchase of computer and office equipment on the Company's behalf were $283,157 for services and $15,290 for purchases, respectively.

          On March 31, 2000, the Company completed the acquisition of AIL and its assets and liabilities have been consolidated into the Company's balance sheet as at that date.

     (b) A director and shareholder of the Company was a partner in a firm of solicitors to which the Company has paid legal fees in the ordinary course of business. The amount paid by the Company to the firm during the nine months ended September 30, 2000 was $373,497 and the amount charged by the firm was $303,872. As at September 30, 2000, the Company owed the firm $10,683.

11   Segmented Information

     The Company views its operation in two different businesses, oil and gas development and exploitation and payment processing. Payment processing is viewed as two different geographical areas, which are Asia Pacific and Americas. The Company's oil and gas operations are only in the Americas. Summarized financial information by segment for the three and nine months ended September 30, 2001 and 2000 as taken from the internal management reports, is as follows:

     REVENUE

                               Three months ended           Nine months ended
                                  September 30                September 30
                             ----------------------      ----------------------
                               2001          2000          2001          2000
                             --------      --------      --------      --------
     Segments
     --------
     Payment Processing
       Asia Pacific          $ 12,155      $ 17,355      $ 36,047      $ 27,887
       Americas               193,773          --         206,789          --
     Petroleum                   --            --            --            --
                             --------      --------      --------      --------
                             $205,928      $ 17,355      $242,836      $ 27,887
                             --------      --------      --------      --------

First Ecom.com, Inc.
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the nine months ended September 30, 2001 and 2000 (continued)
(Expressed in United States Dollars)


     PROFIT AND LOSS

                             Three months ended September 30       Nine months ended September 30
                             -------------------------------       -------------------------------
                                 2001               2000               2001               2000
                             ------------       ------------       ------------       ------------
     Segments
     --------
     Payment Processing
       Asia Pacific          $ (1,792,980)      $ (3,404,048)      $ (3,170,293)      $(10,141,877)
       Americas                (3,759,834)          (219,411)        (4,422,362)          (256,725)
     Petroleum                   (222,774)                             (232,003)
                             ------------       ------------       ------------       ------------
                             $ (5,775,588)      $ (3,623,459)      $ (7,824,658)      $(10,398,602)
                             ------------       ------------       ------------       ------------

     ASSETS
                                  September 30, 2001
                                  ------------------
     Segments
     --------
     Payment Processing
       Asia Pacific                      $ 2,505,994
       Americas                            3,193,905
     Petroleum                            18,844,299
                                         -----------
                                          24,544,198
                                         -----------
     Goodwill                              1,694,854
                                         -----------
                                         $26,239,052
                                         -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the accompanying interim consolidated financial statements for the nine-month periods ended September 30, 2001 and 2000 and the form 10-K for the fiscal year ended December 31, 2000.

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

Results of Operations

As stated in the Company's Form 10-K for the fiscal year ended December 31, 2000, during the first quarter of fiscal year 2001, the Company has concentrated on restructuring its operations by reducing both the number of staff, size of premises and closing its systems integration services business. During the second and third quarters of fiscal year 2001, the Company has concentrated its efforts on delivering its payment processing solutions in the Asia Pacific region. In August, the Company signed a processing agreement with United Overseas Bank (Malaysia). Revenue from this contract will commence in the fourth quarter.

In June 2001, the Company acquired the remaining 50% of First Ecommerce Data Services Limited ("FEDS"). FEDS provides payment processing solutions primarily in the Caribbean and Americas regions. The Company then decided to change its business focus to oil and gas development and exploitation and the Company chose to accept an offer to sell FEDS in October 2001 in order that efforts could be concentrated on the oil and gas business as well as the Asian payment processing operations.

Comparison of the three months and nine months ended September 30, 2001 with the three months and nine months ended September 30, 2000.

The Company's payment processing operations generated processing income of $205,928 for the three months ended September 30, 2001 and $242,836 for the nine months ended September 30, 2001 as compared to $17,355 and $27,887 for the respective three months and nine months ended September 30, 2000. The increase in revenue for the three months ended September 30, 2001 was mainly due to the consolidation of revenue from FEDS from June 2001.

Operating expenses before impairment charge of $3,159,505 for the three months ended September 30, 2001 were 17% lower than for the comparable period in 2000 and for the nine months ended September 30, 2001 were 33% lower than for the comparable period in 2000.Prior to consolidation with FEDS the operating expenses for the three and nine months ended September 30, 2001 were 44% and 43% lower than the comparative periods in 2000 respectively. This reflects the Company's concentrated effort on reducing costs. The operating expenses included restructuring costs of $nil during the three months ended September 30, 2001 and $198,821 for the nine months ended September 30, 2001.

The Company accepted an offer to sell FEDS in October 2001 in order to focus on its oil and gas interests. The Company has recorded an impairment charge of $3,159,505 to reduce the carrying value of goodwill relating to FEDS to the net amount recovered from the sale.

The Company had a total of 24 (including 10 at FEDS) full time employees as at September 30, 2001 as compared to 56 full time employees, not including FEDS, as at September 30, 2000. This decrease in employees has resulted in a recovery, during the nine months ended September 30, 2001, of $2,202,766 of previously expensed stock-based compensation costs. During the comparable period ended September 30, 2000, the Company expensed $3,050,794 of stock-based compensation.

Other Income and Expenses

Interest income was $56,504 and $690,804 for the three and nine months ended September 30, 2001 as compared to $475,926 and $1,129,281 for the three and nine months ended September 30, 2000. This reflects both lower average cash balances on hand and lower interest rates for the three and nine months ended September 30, 2001.

The Company has realized a loss of $307,905 on its shareholdings of uniView Technologies Corporation in the three and nine months ended September 30, 2001 to reduce the carrying value to the current market value.

Equity in Loss of Affiliates

Equity loss for the three months ended September 30, 2001 reflects the Company's 26% share of loss of Gasco Energy Inc. ("Gasco") from July 19, 2001, the date of acquisition, and equity loss for the nine months ended September 30, 2001 reflects the Company's 50% share from the operations of FEDS, up to the date of acquisition of control on June 18, 2001 plus the Company's 26% share of loss of Gasco from the date of acquisition. FEDS operations, from June 19, 2001, have been consolidated into the Company's accounts. The equity loss of $114,423 for the three and nine months ended September 30, 2000 reflect the initial start-up period of FEDS.

(Loss)/Income from Discontinued Operations

During the nine months ended September 30, 2001, the Company has recorded an accounting gain of $1,496,495 relating to the discontinued operations of AIL. It comprises of the operating loss of $229,056 offset by the net gain on discontinuing this business. This gain includes severance costs of employee terminations of $127,019 offset by the reversal of $1,852,570 of unvested compensation costs previously recorded.

Liquidity and Capital Resources

As of September 30, 2001, the Company's net current assets stood at $3.0 million (December 31, 2000: $31.8 million). Net cash used in operating activities decreased from $6,334,932 for the nine months ended September 30, 2000 to $4,592,465 for the nine months ended September 30, 2001, mainly due to the significant reduction in operating costs in the first nine months of 2001 as compared to the first nine months of 2000.

Net cash used in investing activities for the nine months ended September 30, 2001 was $23,505,347 as compared to $7,316,048 for the nine months ended September 30, 2000. The major activities were (i) the acquisition of the remaining interest in FEDS and the investment in FEDS during the first quarter, which had a combined effect on cash of $3,984,526, and (ii) acquisition of petroleum assets, in the form of a 26% non-dilutable working interest in Gasco Energy, Inc., of $19 million cash.

The Company did not have any cash flow from financing activities during the nine months ended September 30, 2001, whereas in the nine months ended September 30, 2000, the Company's financing activities raised net cash of $35,980,109.

The Company expects current cash balances, cash equivalents and investments to meet its working capital and capital expenditure needs, however, since the Company is not currently generating sufficient cash to fund its operations, the Company may be forced to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company's capital requirements depend upon several factors including, acquisitions of oil and gas interests, the rate of market acceptance, its ability to expand its customer base and increase revenues, its level of expenditures for marketing and sales, purchases of equipment, and other factors. If the Company's capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. The Company can make no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Further, if the Company issues equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants which could restrict the Company's operations or finances. If the Company cannot raise funds, if needed, on acceptable terms, the Company may not be able to continue its operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements which could negatively impact the Company's business, operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No significant changes from information provided in our 2000 Annual Report filed in Form 10-K.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings which, in its opinion, after consultation with legal counsel, could have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On October 22, 2001 the Company sold its 100% interest in First Ecommerce Data Services Limited for an immediate payment of $1,663,986 plus 40% of the net operating profits for three years with a minimum guaranteed payment of $2 million and a maximum of $3 million.

New Accounting Standards

As noted in Note 3 to the Company's financial statements, the Company is reviewing Statements of Financial Accounting Standards Nos. 142, 143 and 144, but has not yet determined the impact of these standards on its financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K Filed on January 30, 2001 in Regard to Update on Year 2000 Activities

Form 8-K Filed on April 5, 2001 in Regard to Financial Results for the Fiscal Year ended December 31, 2000

Form 8-K Filed on May 14, 2001 in Regard to Memorandum of Understanding to merge with Gasco Energy, Inc.

Form 8-K Filed on May 21, 2001 in Regard to Financial Results for the First Quarter ended March 31, 2001

Form 8-K Filed on June 22, 2001 in Regard to Acquisition of Remaining interest of FEDS

Form 8-K Filed on July 23, 2001 in Regard to Acquisition of Shares of Gasco Energy, Inc.

Form 8-KA filed on September 18, 2001 in Regard to Acquisition of Remaining interest of FEDS

Form 8-K filed on November 2, 2001 in Regard to Disposal of FEDS Shares

Form 8-KA filed on November 7, 2001 in Regard to Acquisition of Shares of Gasco Energy, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 2001                FIRST ECOM.COM, INC.


                                        /s/  Kenneth G.C. Telford
                                        ---------------------------------------
                                        Kenneth G.C. Telford
                                        Secretary and Chief Financial Officer