Form 10-K
period 2001-12-31
BREK ENERGY CORP
filed 2002-04-09
CIK 1095070

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ANNUAL REPORT


                                    Form 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001


                             BREK ENERGY CORPORATION
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 28,2002 was $13,353,022.

Number of shares of Common Stock outstanding as of March 28,2002 was 22,255,037.

Documents incorporated by reference: none

ITEM 1. BUSINESS

     Brek Energy Corporation operates through its subsidiaries in the oil and gas exploration and the electronic payment processing businesses. Before the middle of 2001, its emphasis had been on the electronic payment processing business. Since it acquired an interest in Gasco Energy, Inc., an oil and gas exploration company, in July 2001, Brek's focus has been on that industry. Brek recently acquired an interest in another company engaged in oil and gas exploration - Vallenar Energy Corp.

     Brek remains in development stage. It has earned insignificant revenues from its electronic processing operations in its first three years through December 31,2001, and has not received any revenue from the oil and gas business. Brek's longer-term ability to emerge from development stage depends upon developing its oil and gas business and developing sufficient markets and demand for its electronic processing business.

     Brek has incurred operating losses of $11.46 million, $12.81 million and $6.35 million for the years ended December 31, 2001, 2000 and 1999. In addition, Brek had a recovery from discontinued operations of $1.49 million for the year ended December 31, 2001 versus a loss of $4.22 million for the year ended December 31, 2000. As at December 31, 2001 Brek's accumulated deficit was approximately $35.1 million. Brek expects its accumulated deficit to grow for the foreseeable future. Brek did not raise any equity funds during the year ended December 31, 2001 and Brek will either have to raise new equity funds, sell some assets or obtain debt financing sufficient to support Brek's requirements through the year ended December 31, 2002. Any sale of equity by Brek will likely result in substantial dilution to its shareholders.

Oil and Gas Exploration By Gasco Energy, Inc.

     By agreement dated July 5, 2001, Brek acquired a series of preferred stock of Gasco Energy, Inc. which is convertible into approximately 26% of the equity of Gasco. Brek has elected to convert half of this preferred stock into common stock. In February 2002, Brek entered into agreements with certain shareholders of Gasco which provide for Brek to acquire additional 7,000,000 shares of common stock of Gasco in exchange for 19,250,000 shares of Brek common stock. The only condition to the exchange is the approval of the stockholders of Brek. Upon completion of the exchange, Brek will own approximately 45% of the equity of Gasco and will control approximately 53% of the voting power of Gasco. Thereafter, for so long as Brek maintains voting control of Gasco, Gasco's financial statements will be consolidated into Brek's.

     Gasco is engaged in locating and developing hydrocarbon prospects, primarily located in the Rocky Mountain region. It applies new technologies to generate and develop high-potential prospects. All of Gasco's properties are located in the western United States.

     Riverbend Project. Gasco's Riverbend Project consists of approximately 117,000 gross acres in the Uinta Basin of northeastern Utah, some of which is leased by Gasco, some of which is subject to farmout and other agreements under which Gasco may earn leasehold interests, and some of which is held by third parties. Gasco's geologic and engineering focus is concentrated on three tight-sand formations in the basin: the Wasatch, Mesaverde and Mancos formations.

In December 2000, Gasco entered into an agreement with Phillips Petroleum, a major oil and gas company, that defined a 60,000-acre Area of Mutual Interest, referred to herein as an AMI, within the Riverbend project, not all of which is currently leased by either Gasco or Phillips. Under the terms of this agreement, Phillips paid $1,000,000 to Gasco upon execution of the agreement, and later expended $8,000,000 in connection with drilling and completing three producing wells. As a result of Phillips' drilling, Gasco earned additional acreage under certain farmout agreements during 2001. The agreement further afforded Phillips the right to acquire an 80% interest in all of Gasco's leases and farmout agreements within the AMI by assigning two leases within the AMI to Gasco.

There has been some uncertainty as to whether Phillips timely exercised its right to acquire the 80% interest in all of Gasco's leases and contracts within the AMI. However, Gasco has indicated its willingness, subject to the satisfaction of certain conditions, to accept the assignment of the two leases, which have since been tendered by Phillips, and to proceed with the assignment of the 80% interest to Phillips, and Phillips has indicated that it will begin drilling a new earning well in the AMI on April 17, 2002. Gasco is currently considering whether or not to participate in this well.

During January 2002, Gasco entered into an agreement with Halliburton Energy Services under which Halliburton has the option to earn a participation interest proportionate to its investment (not to exceed 50%) by funding the completions of Wasatch wells. Gasco, at its option, may elect to limit Halliburton's funding and the resulting participation interest to 25%. Gasco and Halliburton will also share technical information through the formation of a joint technical team. Gasco began drilling the first Wasatch well during February 2002. Gasco anticipates drilling three gross (1.5 net) wells in this area during 2002 and has set its capital budget for this purpose at $3,000,000. After the wells drilled under this agreement have reached a payout status, as defined in the agreement, Halliburton will retain an interest equal to 5% of Gasco's total interest prior to payout.

Greater Green River Basin Project. In Wyoming, Gasco established an AMI with Burlington Resources covering approximately 330,000 acres in Sublette County within the Greater Green River Basin. As of March 15, 2002, Gasco had leased approximately 67,000 acres in this area. The exploration agreement governing the AMI requires Burlington to drill two wells and to shoot 180 miles of high-resolution two-dimension seismic. During 2001, three shallow wells were drilled in this area for the purpose of holding acreage and earning expiring leasehold. Two of the wells tested only the Fort Union and Upper Lance formations and the third well tested all zones. All of these wells have been cased and are in various stages of completion. They did not evaluate the deeper, high-potential Middle and Lower Lance formations, which are prolific producers in the nearby Jonah Field and Pinedale Anticline area. Gasco and Burlington are targeting these deeper formations with their ongoing seismic and exploration activities.

In 2001, Burlington drilled two wells and shot 80 miles of seismic. As of March 15, 2002, one of the wells drilled was being completed. Burlington has advised Gasco that it plans to complete the second well, complete the seismic program and drill additional wells during 2002. Gasco anticipates participating in the drilling of one gross well in this area and has set its 2002 capital budget for this purpose at $750,000.

During 2002, Gasco purchased additional real property in Sublette County,
Wyoming: a 50% interest in 21,613 acres for approximately $1,411,000; a 20% interest in 4,098 acres for approximately $107,000; and leasehold interests covering approximately 16,606 acres for approximately $1,500,000. In connection with this last acquisition, Gasco received an exclusive option to purchase an additional 72,583 acres in this area. Monthly payments of $300,000 are required during 2002 in order to maintain this option. Gasco may elect to exercise its option to complete the transaction at any time.

On February 26, 2002, Gasco began drilling a well in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming. This was the first well drilled within a newly created AMI with Cabot Oil and Gas, consisting of nine sections (5,760 gross acres, 1,440 net acres). The well was drilled to a total depth of 11,000 feet. The well encountered natural gas, but not in sufficient quantities to be deemed economic. Gasco has an option to drill additional wells within the AMI if the new interpretation of the well's data in integration with the seismic data warrants such testing. The net dry hole cost of this well is estimated at $500,000.

Southern California Project. Gasco currently leases approximately 3,900 net acres in the Kern and San Luis Obispo Counties of southern California. It has no drilling or development plans for this acreage during 2002, but plans to continue paying leasehold rentals and other minimum geological expenses to preserve this acreage. Gasco may consider selling this acreage in the future.

Productive Gas Wells. The following table summarizes Gasco's productive and shut-in gas wells as of December 31, 2001. Productive wells are producing wells and wells capable of production. Shut-in wells are wells that are capable of production but are currently not producing. Gross wells are the total number of wells in which Gasco has an interest. Net wells are the sum of Gasco's fractional interests owned in the gross wells.

                                                          Gross         Net

     Producing gas wells                                    4           1.5
     Shut-in gas wells                                      4           3.2
                                                           ---          ---
         Total                                              8           4.7
                                                           ===          ===

Gasco does not operate any of these wells.

Oil and Gas Acreage. The following table sets forth the undeveloped leasehold acreage, by area, held by Gasco as of December 31, 2001. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Gross acres are the total number of acres in which Gasco has a working interest. Net acres are the sum of Gasco's fractional interests owned in the gross acres. In certain leases, Gasco's ownership is not the same for all depths; therefore, the net acres in these leases are calculated using the lowest ownership interest at any depth.

                                                    Gross             Net

     Utah                                          116,997           81,034
     Wyoming                                        52,363           45,232
     California                                      3,868            3,866
                                                   -------          -------

         Total acres                               173,228          130,132
                                                   =======          =======

In 2002, the Company acquired approximately 42,317 gross (28,233 net) undeveloped acres in Sublette County Wyoming. On March 7, 2002, Gasco completed a strategic exchange of acreage within the Uinta Basin in northeastern Utah, whereby it received 3,359 gross acres (2,474 net) in exchange for 320 gross acres (160 net) and the contractual right to earn Wasatch rights on approximately 2,463 net Uinta Basin acres.

Gasco has an option to acquire 72,583 acres in the Greater Green River Basin. Gasco can also earn a 37.5% interest in an additional 21,760 acres in Sublette County Wyoming if it participates in the drilling of one well prior to November 2002. Gasco also has the right to earn a 20% interest in 21,951 gross acres within the Uinta Basin by participating in the drilling of four wells prior to February 2004.

Drilling Activity. The following table sets forth Gasco's drilling activity during the year ended December 31, 2001. Gasco had no drilling activity during the years ended December 31, 2000 and 1999.

                                                        Gross           Net
       Exploratory Wells:
     Productive                                           4             1.6
     Dry                                                  2              2
                                                        ---             ---

       Total wells                                        6             3.6
                                                        ===             ===

     Oil and Gas Exploration Projects by Vallenar Energy Corp.

     In March 2002, Brek acquired 2,512,500 shares of common stock of Vallenar Energy Corp. which, together with the 733,333 shares of common stock issuable upon conversion of preferred stock of Vallenar held by Brek, represents approximately 25% of Vallenar's equity. For as long as at least one-half of the preferred stock is outstanding, it is entitled as a class to at least 26% of the total voting power of Vallenar. Brek has agreed, subject to exceptional circumstances, not to dispose of any shares of preferred stock issuable upon conversion thereof within the first three years. Brek is entitled to designate one director who must sit on the executive committee of the board or additional voting rights accrue to the preferred stock. All decisions of this executive committee must be unanimous. Brek is playing an active role in the management of Vallenar.

     Vallenar holds leases covering approximately 8,540 acres in the Rocksprings Prospect, which is located in central Edwards County, Texas, and is a part of the Geronimo Creek Prospect. The Geronimo Creek Prospect is a shallow, heavy oil play within the Cretaceous aged Glen Rose limestone and Travis Peak sandstone. It is a north-south oriented, faulted anticline having approximately 75 feet of closure covering approximately 29,500 acres. Vallenar has advised Brek that it intends to complete a one-to-two well, controlled situation core test to determine the recovery factor of the oil. Assuming the core test results are favorable, Vallenar's management has recommended that a five-acre pilot program then be implemented to test recovery methods.

Electronic Payment Processing

     Brek was formed on September 16, 1998 with the name of First Ecom.com, Inc., to facilitate electronic payment processing of e-commerce transactions for banks and their merchants through the medium of the Internet. It continues to do business in this area through its wholly owned subsidiary First Ecom Systems Limited, referred to herein as FESL. FESL has developed an electronic gateway to convert consumers' credit card information collected by merchants on the Internet into a format that can be processed by banks. FESL acts as a payment system service provider between banks, online merchants and consumers. The principal geographic area in which FESL provides its services is throughout Asia. FESL charges banks service fees for processing transactions through this gateway on their behalf. Brek's electronic payment processing business has not generated any significant revenues to date, and management is reviewing various options for this business.

     Payment Processing Over the Internet.

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

     After completing the order form and shipping details on a FESL-enabled merchant's web site, a customer is redirected to a secure FESL payment page on the site. The data is encrypted and sent to the FESL's gateway. The payment gateway then routes the authorization request into the appropriate card network (e.g. VISA, MasterCard, American Express), where it is forwarded to the bank that issued the customer's credit card.

     The issuing bank approves or declines the transaction. If it approves a transaction, it blocks the relevant amount of funds in the consumer's account, reducing the cardholder's available credit limit by the authorized amount. Its response is routed back through the appropriate card network to FESL's payment gateway and finally over the Internet to the merchant's web site and the consumer simultaneously. The entire process typically takes less than 10 seconds, so the consumer is advised almost immediately whether or not his purchase has been approved. The merchant may from time to time review the status of transactions by accessing the Merchant Accounting & Reporting System (referred to as MARS), FESL's proprietary software, using a web browser over the Internet. This software records the status of all purchases made by consumers on a FESL-enabled merchant's web site.

     In the case of approved purchases the merchant must ship the goods or provide the services. Once this has been done, the merchant is permitted to request settlement of the transaction, and does so by initiating the settlement request in his MARS account, usually on a batch-by-batch basis.

     The settlement request from the merchant is routed to the merchant's acquiring bank. The acquiring bank will request payment from the bank that issued the consumer's credit card. The issuing bank then releases the funds to the merchant's bank, completing the payment process.

     FESL's Operations and Technology.

     FESL continues the program, started in 2000, of working directly with various banks who in turn offer electronic payment services to their merchant customers. FESL has enabled two banks, which currently have some 60 merchants whose e-commerce transactions are authorized and approved through FESL's payment gateway. From the time they were enabled in 2000 through January 31, 2002, these banks executed over 250,000 transactions using the FESL's payment gateway.

     In August 2001, FESL entered into an agreement with United Overseas Bank (Malaysia) Bhd to process its ecommerce transactions. To date one merchant customer of this bank has been activated.

     In 2002, FESL was certified by American Express to handle ecommerce transactions for its merchants in the Asia Pacific region. The first merchants are expected to be activated in the first half of 2002.

     FESL owns and operates its own payment gateway technology and its merchant accounting and reporting systems on redundant servers in Hong Kong. FESL maintains engineers at all times to monitor the gateway. The servers have been in constant operation since September 1999 without failure.

     The software FESL provides to merchants to connect their web sites to FESL's gateway encrypts the transaction information sent over the Internet to the gateway, which in turn encrypts the information that it sends to payment switch. This encryption is 128-bit key strength. A version of this software has been developed in conjunction with Microsoft Corporation as a "plug-in" to the Microsoft Site Server Commerce Edition suite of programs.

Sold or Discontinued Businesses

Until March 31, 2001, Brek provided systems integration services through its wholly owned subsidiary, Asia Internet Limited, which was acquired on March 31, 2000. In February 2001 Brek decided, due to the downturn in Internet related business in Hong Kong and the surrounding area, to terminate this business. Asia Internet Limited ceased operations effective as of March 31, 2001.

In June 2001 Brek acquired the remaining 50% of the equity of, and loans payable by, First Ecommerce Data Services Limited, referred to as FEDS, which was headquartered in Bermuda, from the Bank of Bermuda for cash of $4.25 million plus the cancellation of options to purchase 500,000 shares of Brek common stock. On October 19, 2001, Brek sold its 100% interest in FEDS for cash of $1,663,986 plus 40% of FEDS operating profits for the next three years with a minimum guaranteed amount of $2 million and a maximum of $3 million. In addition, Brek was paid back loans totaling $1,336,014.

In September 2001, Brek terminated its relationship with the Bank of Bermuda pursuant to which it had acted as a master merchant for the bank.

Employees

     Brek has significantly reduced its work force and as at February 15, 2002 employed 17 full-time personnel. Of these 9 work within the payment processing business and the remainder support Brek's corporate functions and oil and gas business. It is expected that additional personnel will be hired for the oil and gas business to accomplish Brek's business plans. None of Brek's employees is a member of a labor union.

Sales and Marketing

     The principal markets for any oil and gas produced by Brek are transmission pipeline companies, utilities, refining companies and private industry end-users.

     The principal market for FESL's ecommerce services are banks and their merchants. In order for merchants to sell goods and services over the internet, they and their banks must be able to accept and process ecommerce transactions on widely-held credit cards such as MasterCard and Visa. FESL will continue to focus its sales efforts in Hong Kong and other Asian markets. Its principal marketing office is located in Hong Kong with representatives located in Europe and Malaysia.

Competition

     Oil and Gas Exploration. Brek's natural gas and petroleum exploration activities take place in a highly competitive and speculative business atmosphere. In seeking suitable natural gas and petroleum properties for acquisition, Brek competes with a number of other companies operating in its areas of interest, including large oil and gas companies and other independent operators with greater financial resources. Management does not believe that Brek's competitive position in the petroleum and natural gas industry will be significant.

     Competition in the petroleum and natural gas exploration industry also exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for transporting the product. Brek is relatively small compared to other petroleum and natural gas exploration companies and may have difficulty acquiring additional acreage or projects, and may have difficulty arranging for the transportation of product, in the event Brek is successful in its exploration efforts.

     Brek anticipates a tight market for obtaining drilling rigs and services, and the manpower to run them. The current high level of drilling activity in Brek's areas of exploration may have a significant adverse impact on the timing and profitability of Brek's operations. In addition Gasco will be required to obtain drilling permits for its wells, and there is no assurance that such permits will be available timely or at all.

     The prices of oil and gas are controlled by domestic and world markets.

     Electronic Payment Processing. The most dominant participant in credit card processing is First Data Corporation, which enjoys a near monopoly of the industry in North America. Outside of North America, however, First Data is not dominant. In Asia, FESL's principal market competition will come from three sources:

     o    Large merchants having their own gateways;

     o    Merchant banks maintaining their own gateways; and

     o Internet service providers and similar businesses that host merchant web sites maintaining their own gateways.

     Many of these competitors are substantially larger than Brek, have longer operating histories and have much greater resources at their disposal.

     FESL believes that competition will be on the basis of price and quality of service. Because FESL's gateway is shared by many merchants and banks, FESL believes that its prices will be competitive on the grounds of economies of scale. It should be cheaper for each bank and merchant to share the cost of the FESL's gateway rather than maintain its own. FESL also believes that it will have an advantage over merchants and banks in maintaining the highest quality of service possible. Competitors of FESL, however, will have greater resources to allocate to the development and maintenance of a gateway should they choose to do so.

Governmental Regulations and Environmental Laws

Brek, or a venture in which it participates, will be required to obtain local government and other permits for drilling oil or gas wells.

Exploration and production activities relating to oil and gas leases are subject to numerous environmental laws, rules and regulations. The Federal Clean Water Act requires the construction of a fresh water containment barrier between the surface of each drilling site and the underlying water table.

Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect Brek's operations and costs through their effect on oil and gas exploration, development and production operations. Environmental laws and regulations have changed substantially and rapidly over the last 30 years, and Brek anticipates that there will be continuing changes. Laws and regulations protecting the environment have generally become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a person liable for environmental damages without regard to negligence or fault on the part of such person. Such laws and regulations may expose Brek to liability for the conduct of operations or conditions caused by others, or for acts of Brek which were in compliance with all applicable laws at the time such acts were performed. Increasingly strict environmental restrictions and limitations have resulted in increased operating costs for Brek and other businesses throughout the United States, and it is possible that the costs of compliance with environmental laws and regulations will continue to increase. The modification of existing laws or regulations or the adoption of new laws or regulations relating to environmental matters could have a material adverse effect on Brek's operations. In addition, Brek's existing and proposed operations could result in liability for fires, blowouts, oil spills, discharge of hazardous materials into surface and subsurface aquifers and other environmental damage, any one of which could result in personal injury, loss of life, property damage or destruction or suspension of operations.

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, requires payments for cleanup of certain abandoned waste disposal sites, even though such waste disposal activities were undertaken in compliance with regulations applicable at the time of disposal. Under the Superfund law, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has responsibility pursuant to the legislation, if payments cannot be obtained from other responsible parties. Other legislation mandates cleanup of certain wastes at facilities that are currently being operated. States also have regulatory programs that can mandate waste cleanup. CERCLA authorizes the Environmental Protection Agency ("EPA") and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. The scope of financial liability under these laws involves inherent uncertainties.

It is not anticipated that Brek will be required in the near future to expend material amounts because of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, Brek is unable to predict the ultimate future cost of compliance.

Brek believes it is presently in compliance with all applicable federal, state or local environmental laws, rules or regulations; however, continued compliance (or failure to comply) and future legislation may have an adverse impact on Brek's present and contemplated business operations.

The foregoing is only a brief summary of some of the existing environmental laws, rules and regulations to which Brek's business operations are subject, and there are many others, the effects of which could have an adverse impact on Brek. Future legislation in this area will no doubt be enacted and revisions will be made in current laws. No assurance can be given as to what effect these present and future laws, rules and regulations will have on Brek's current and future operations.

     The Company

     Brek was incorporated on February 12, 1999 in the state of Nevada in the United States. On February 12, 1999, before issuing any shares of capital stock, Brek consummated an agreement and plan of merger with JRL Resources Corp., a Florida corporation, whereby JRL's 12,040,000 outstanding shares of common stock were converted into 12,040,000 shares of Brek's common stock on a one-for-one basis. JRL was incorporated in Florida on November 13, 1996 and was inactive from the time of its formation until its merger with Brek. Before August 18, 1998, JRL was named Vantage Sales Corp. Shortly before this merger, JRL had acquired all the outstanding capital stock of First Ecommerce Asia Limited, which was then Brek's only direct subsidiary, and is located in Hong Kong.

     First Ecommerce Asia Limited was incorporated in Hong Kong on September 16, 1998. Before December 10, 1998, it was named Gold Pacific Management Limited. On January 28, 1999 all of First Ecommerce Asia Limited's outstanding shares of common stock were exchanged for 985,000 of JRL's 1,025,000 then-outstanding shares plus 3,015,000 newly issued shares, and it became a wholly owned subsidiary of JRL. For accounting purposes, this transaction was treated as an acquisition of JRL by First Ecommerce Asia Limited, and therefore the financial information contained herein is only presented from September 16, 1998, the date on which First Ecommerce Asia Limited was formed. JRL had no operations before this date. When JRL was merged into Brek, First Ecommerce Asia Limited became the subsidiary of Brek.

     Brek's shareholders approved changing the name of the corporation from First Ecom.com, Inc. to Brek Energy Corporation at the Annual Meeting on January 29, 2002. The amended articles of Brek were filed with the State of Nevada on January 31, 2002.

     Brek's headquarters are presently located at 19th Floor, 80 Gloucester Road, Wan Chai, Hong Kong SAR.

Risk Factors

     Brek is in development stage and an investment in Brek's common stock involves a high degree of risk. Brek's business and results of operations could be seriously harmed and the trading price of Brek's common stock could decline should any of these risks come to fruition.

     General Risks

Brek's Limited Operating History May Prevent it From Achieving Success

     Brek's date of inception was September 16, 1998. It has a limited operating history, which may prevent it from achieving success. Brek's revenue and income potential are unproven. It will encounter challenges and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets.

Chief among these challenges and difficulties are:

     o    Persuading banks to outsource their Internet credit card processing

     o Processing a sufficient volume of Internet credit card transactions which, particularly in Asia, may not be present in sufficient quantity to generate required revenues

     o persuading banks and others to purchase the e-Acquirer and other products

     o    Gasco being able to adequately prove up its resources

     o    Locating and acquiring proper acquisition targets

     o    Locating and acquiring direct interests in oil and gas prospects

     o    Raising adequate additional equity and/or adequate financings

     o    Potential acquisitions being able to prove up their resources


     It may fail to address any of these challenges and failure to do so would seriously harm Brek's business and operating results. In addition, because of Brek's limited operating history, it has limited insight into trends that may emerge and affect Brek's business.

Brek has Incurred Losses and Expects Future Losses

     Brek has experienced operating losses in each period since inception and expects these operating losses to continue in the foreseeable future. On December 31, 2001, Brek had an accumulated deficit of approximately $35.1 million, a significant portion of this loss, $10,461,322, was incurred during the year ended December 31,2001, which included a non-recurring charge of $3.16 million, a further write down of the investment in uniView of $0.314 million and a recovery from discontinued operations of $1.49 million. Brek has recorded the non-recurring charge to reduce the carrying value of it assets to net realizable value. These assets were subsequently sold for and amount equal to the written-down value. Brek may not have sufficient resources to increase its revenues enough to achieve profitability. Brek's failure to increase its revenues significantly would seriously harm Brek's business and operating results. In fact, Brek may not have any revenue growth.

Financing Risks

Brek has relied on the sale of its equity capital to fund working capital and the acquisition of its prospects and related leases. Brek will be required to raise additional capital in 2002. There is no assurance that additional funding will be available to fund the acquisition, exploration or development of any additional properties. There can be no assurance that Brek will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Any future financing will likely result in substantial dilution to Brek's stockholders. Failure to generate operating cash flow or to obtain additional financing could result in substantial dilution of Brek's oil and gas interests, or delay or cause indefinite postponement of further exploration and development of its oil and gas prospects with the possible loss of such properties.

Substantial Upcoming Dilution

In addition to the dilution that is likely to occur upon raising future financing, Brek has agreed to issue 19,250,000 shares of its common stock in order to obtain an increased percentage of Gasco. Brek expects this issuance to occur in the second quarter of 2002. This issuance will represent 86.5% of the shares of common stock presently outstanding.

Future Operating Results Will Likely Fluctuate

     Brek's quarterly operating results will likely vary significantly in the future. As a result, period-to-period comparisons of Brek's operating results will not be meaningful and should not be relied upon as indicators of Brek's future performance. In the future, Brek's operating results may be below the expectations of securities analysts and investors. Brek's failure to meet these expectations would likely depress the market price of Brek's common stock. To date, Brek has not had sufficient operating results to gauge any period-to-period fluctuations.

     Brek plans to generate revenues from both the direct operation of oil and gas prospects acquired and through acquisition of existing operational entities. To date, Brek has not acquired any direct prospects or other entities. Any revenue generated from the oil and gas business depends on acquisitions and their inherent revenues. Brek has no acquisition targets as yet.

Brek Faces Substantial Competition

     Brek's competitors have longer operating histories and significantly greater operating financial, technical, marketing and other resources than Brek. These competitors may adopt aggressive pricing policies.

Brek Must Manage Its Growth and Expansion

     Brek's historical growth has placed, and any future growth is likely to continue to place, a significant strain on Brek's resources. There can be no assurance of any future growth. Any failure to manage growth effectively could seriously harm Brek's business and operating results. To be successful, Brek will need to continually update management information systems, improve operating, administrative, financial and accounting systems and controls, train new employees and maintain close coordination among executive, technical, accounting, finance, marketing, sales and operations organizations. In addition, Brek's growth has resulted, and any future growth will result, in increased responsibilities for management personnel. In the event Brek needs to employ additional personnel, Brek will need to recruit qualified personnel to staff our operations. Brek believes that such personnel currently are available at reasonable salaries and wages in the geographic areas in which Brek operates. There can be no assurance, however, that such personnel will be available in the future. In addition, we cannot predict whether the labor staffing at any of Brek's projects will be unionized, which may result in potentially higher operating costs.

Brek Must Retain and Attract Key Personnel

     Brek's success depends largely on the skills, experiences and performance of the members of its senior management and other key personnel. Brek needs employees with knowledge of Internet and computer technology, banking, Internet marketing strategy and credit card processing as well as those with expertise in the various facets of oil and gas exploration and development. Brek may not be successful in attracting, assimilating, or retaining qualified personnel. In addition, Brek's future success will depend on Brek's ability to continue attracting and retaining highly skilled personnel. Like other companies in Hong Kong, Brek faces intense competition for qualified personnel.

Reliance On Key Personnel

     Brek considers Gregory M. Pek and Kenneth G.C. Telford to be key employees. The loss of either of them could seriously harm Brek's business. Mr. Erickson is the President of Gasco. The loss of his services may adversely affect the business and prospects of Gasco. Brek does not maintain key man life insurance for any of these employees.

Thin Public Market for Brek's Common Stock; Stock Price May
Fluctuate

     Brek's common stock is sometimes very thinly traded. Its trading price may not be an accurate reflection of Brek's value. The market price of Brek's common stock may fluctuate significantly in response to a number of factors, some of which (such as interest rates, general economic conditions and trading multiples of comparable companies) are beyond Brek's control, and some of which (such as operating results, announcements of new products, new customers, acquisition of potential oil and gas entities and prospects, results of exploration and development) are within Brek's control.

Future Sales of Shares Could Affect Brek's Stock Price

     If Brek's stockholders sell substantial amounts of Brek's common stock in the public market, the market price of Brek's common stock could fall. All of Brek's outstanding common stock is eligible for sale in the public market immediately.

 Shareholders Will Receive No Dividends

     Brek has never paid dividends and has no current plans to do so. Given Brek's financial position, it is unlikely that it will pay any dividends in the foreseeable future. Brek plans instead to retain earnings, if any, to fund internal growth.

Enforcement of Legal Process

All of the directors of Brek reside outside the United States. Only Mr. Bruner is a U.S. citizen. A substantial portion of the assets of such persons are located outside the United States. As a result it may be difficult or impossible to effect service of process within the United States upon such persons, to bring suit in the United States or to enforce, in the U.S. courts, any judgment obtained there against such persons predicated upon any civil liability provisions of the U.S. federal securities laws.

Foreign courts may not entertain original actions against Brek's directors or officers predicated solely upon U.S. federal securities laws. Furthermore, judgments predicated upon any civil liability provisions of the U.S. federal securities laws may not be directly enforceable in foreign countries.

     Oil and Gas Exploration Risks

Exploration and Production Risks

The business of exploring for and producing oil and gas involves a substantial risk of investment loss that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Drilling oil and gas wells involves the risk that the wells will be unproductive or that, although productive, the wells do not produce oil and/or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A major risk affecting drilling is the need to obtain drilling permits from local authorities. Delays in obtaining drilling permits, the failure to obtain a drilling permit for a well, or a permit with unreasonable conditions or costs could have a materially adverse effect on Brek's ability to effectively develop its properties.

A productive well may become uneconomic in the event water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances.

As with any petroleum property, there can be no assurance that oil and gas will be produced from the properties in which Brek, or any venture, in which Brek participates, may obtain an interest. In addition, the marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond the control of Brek. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted, but any one or a combination of these factors may result in Brek not receiving an adequate return on invested capital. There is no assurance that crude oil or natural gas in commercial quantities will be discovered by Brek, or any venture in which Brek participates.

Uninsurable Risks

Although management believes the operator of any properties in which Brek may acquire interests, will acquire and maintain appropriate insurance coverage in accordance with standard industry practice, Brek may suffer losses from uninsurable hazards or from hazards which the operator or Brek has chosen not to insure against because of high premium costs or other reasons. Brek intends to engage in participating in the drilling of both exploratory and development wells. Exploratory wells have much greater dry hole risk than do wells that are drilled offsetting established production. Brek may become subject to liability for pollution, fire, explosion, blowouts, cratering and oil spills against which Brek cannot insure or against which Brek may elect not to insure. Such events could result in substantial damage to oil and gas wells, producing facilities and other property and personal injury. The payment of any such liabilities may have a material, adverse effect on Brek's financial position.

No Assurance of Titles

Brek plans not to undergo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, Brek will rely upon the judgment of petroleum and natural gas lease brokers or land men who perform the fieldwork in examining records in the appropriate governmental office before attempting to place under lease a specific mineral interest. This practice is widely followed in the petroleum and natural gas industry.

Prior to the drilling of a petroleum and natural gas well, however, it is the normal practice in the petroleum and natural gas industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed petroleum and natural gas well is to be drilled to ensure there are no obvious deficiencies in title to the well. It frequently happens, as a result of such examinations, that certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered.

From time to time, the examination made by title lawyers reveals that a petroleum and natural gas lease or leases is worthless, having been purchased in error from a person who is not the owner of the mineral interest desired. In such instances, the amount paid for such petroleum and natural gas lease or leases is generally lost.

Environmental Regulations

In general, as noted above, the exploration and proposed production activities of Brek are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on Brek's operations or financial condition to date. Specifically, Brek is subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and Brek is unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect Brek any differently or to any greater or lesser extent than other companies in the industry.

Brek believes that its operations comply, in all material respects, with all applicable environmental regulations.

Governmental Regulations

Petroleum and natural gas exploration, development and production are subject to various types of regulation by local, state and federal agencies. Legislation affecting the petroleum and natural gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the petroleum and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the petroleum and natural gas industry increases Brek's cost of doing business and, consequently, affects its profitability. There is no assurance that laws and regulations enacted in the future will not adversely affect the petroleum and natural gas industry. However, since these regulations generally apply to all petroleum and natural gas producers, management of Brek believes that these regulations should not put Brek at a material disadvantage with respect to other petroleum and natural gas producers.

Most states in which Brek may own and/or operate properties have statutes, rules and regulations governing conservation matters including the unitization or pooling of petroleum and natural gas properties, establishment of maximum rates of production from petroleum and natural gas wells and the spacing of such wells.

Petroleum and natural gas mineral rights may be held by individuals or corporations and, in certain circumstances, by governments having jurisdiction over the area in which such mineral rights are located. As a general rule, parties holding such mineral rights grant licenses or leases to third parties to facilitate the exploration and development of these mineral rights. The terms of the leases and licenses are generally established to require timely development. Notwithstanding the ownership of mineral rights, the government of the jurisdiction in which mineral rights are located generally retains authority over the manner of development of those rights.

In addition to royalties paid to freehold owners, each state generally imposes a production or severance tax with respect to production and sale of crude oil, natural gas and natural gas liquids within their respective jurisdictions. For the most part, state production taxes are applied as a percentage of production or sales. Payment of these taxes is in the normal course of operations in the petroleum and natural gas industry and should not have a material impact on Brek's financial condition.

Natural Gas and Oil Prices

In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and natural gas. The excess or short supply of crude oil has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.

Competition

The petroleum and natural gas industry is intensely competitive and Brek competes with other companies, which have greater resources. Many of such companies not only explore for and produce crude petroleum and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. Such companies may be able to pay more for productive petroleum and natural gas properties and exploratory prospects to define, evaluate, bid for and purchase a greater number of properties and prospects than Brek's financial or human resources permit. Brek's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. There is also competition between the petroleum and natural gas industry and other industries with respect to the supply of energy and fuel to industrial, commercial and individual customers. There is no assurance that Brek will be able to effectively compete against such companies.

     Electronic Payment Processing Risks

Brek Depends on the Growth of Its Customer Base

     Brek's success in the payment processing business is substantially dependent on the growth of its customer base of banks that use its e-Acquirer system. If it fails to increase its customer base, its business and operating prospects would be seriously harmed. Brek's ability to attract customers will depend on a variety of factors, including the price and quality of Brek's products and services as well as Brek's ability to market its products and services effectively.

The Processing Market is Highly Competitive

     Brek's payment processing markets are new, rapidly evolving and highly competitive, and it expects this competition to persist and intensify in the future. Brek's failure to maintain and enhance its competitive position could seriously harm its business and operating prospects. It will encounter competition from a number of sources. Brek's competitors have extensive customer bases and strong customer relationships that they could leverage, including relationships with Brek's current and potential customers. These competitors also have significantly more established customer service organizations than Brek does.

Brek Needs to Develop and Expand Its Payment Processing Sales and Marketing Capabilities

     Brek has only been marketing its payment processing services since early 1999. Brek's services require sophisticated sales effort targeted at senior management of Brek's prospective customers, which are principally banks and large international conglomerates. Brek needs to expand its marketing and sales operations in order to increase market awareness of Brek's services and generate increased revenues. Competition for qualified sales personnel is intense, however, and Brek may not be able to hire enough qualified individuals in the future.

Brek Depends on Continued Use of the Internet and Growth of
E-commerce

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

     The Internet may not be accepted as a long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. Brek's success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the necessary speed, data capacity, security and hardware for reliable Internet access and services.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the shareholders with certain information regarding Brek's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, without limitation, statements regarding Brek's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or similar terminology. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of Brek are, to the knowledge and in the judgment of the officers and directors of Brek, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken. Forward-looking statements involve known and unknown risks and uncertainties, which may cause Brek's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from Brek expectations ("Cautionary Statements") include those discussed in this report under the caption "Risk Factors", above. All subsequent written and oral forward-looking statements attributable to Brek, or persons acting on its behalf, are expressly qualified in their entirety by the Cautionary Statements. Brek assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

ITEM 2. PROPERTIES

     Brek currently leases an office of approximately 2,500 square feet at the address of its headquarters in Hong Kong for $6,870 per month plus government rates. This lease expires on February 28, 2003. Gasco and Vallenar hold oil and gas leases as described above, and each leases office space.

ITEM 3. LEGAL PROCEEDINGS

     Neither Brek, Gasco nor Vallenar is a party to any legal proceedings, which, in Brek's opinion, after consultation with legal counsel, could have a material adverse effect on Brek.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At Brek's 2000 Annual Meeting held on January 19,2001, the shareholders elected the six Board Members for terms which expire at the 2001 Annual Meeting. The shareholders also ratified the appointment of Deloitte Touche Tohmatsu as Brek's Independent Accountants. At Brek's 2001 Annual Meeting held on January 29, 2002 the shareholders elected the seven Board Members for terms which expire at the 2002 Annual Meeting, ratified the appointment of Deloitte Touche Tohmatsu as Brek's Independent Accountants, approved the creation of the 2001 Stock Option/Warrant Plan and approved amending the articles of Brek to change its name to Brek Energy Corporation and to increase the number of authorized common shares from 200 million share with a par value of $0.001 to 300 million shares with a par value of $0.001. Although a proposal to amend Brek's articles to create 50 million preferred shares received more affirmative votes than negative ones, it did not receive the approval of a majority of all the outstanding stock, as required by Nevada law.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Brek's common stock has traded on the National Market under the symbol "FECC" from June 6, 2000 until February 19, 2002 when the symbol was changed to "BREK". Prior to that it traded on the OTC under the symbol "FECC" since March 8, 1999. Brek's common stock has also traded on the Berlin over-the-counter stock exchange since January 27, 2000 and has been listed on the Bermuda Stock Exchange since December 23, 1999. In addition, Brek's Units (each of which consists of one share of common stock and a warrant to purchase one third of a share of common stock) were listed on the Bermuda Stock Exchange from December 23, 1999 until March 12, 2001 when the units were "unbundled" after which the units only consist of a warrant to purchase one third of a share of common stock of Brek. The following table sets forth the high and low closing prices for the common stock for the periods indicated.

Year/Quarter                                      High                 Low
------------                                    --------            --------
2001
Fourth Quarter                                    0.62                0.30
Third Quarter                                     0.90                0.32
Second Quarter                                    1.35                0.81
First Quarter                                     1.88                0.75

2000

Fourth Quarter                                $   4.00            $   0.75
Third Quarter                                    10.03                4.34
Second Quarter                                   23.00                7.88
First Quarter                                    32.50                7.94

     As of February 28, 2002 there were approximately 107 holders of record of the common stock. On March 28, 2002, the closing sales price of Brek's common stock was $0.60 per share.

     Brek has not paid any cash dividends on its Common Stock and does not presently intend to do so. Future dividend policy will be determined by its Board of Directors on the basis of its earnings, capital requirements, financial condition and other factors deemed relevant.

     The transfer agent and registrar of Brek's Common stock is Nevada Agency and Trust Company, 50 West Liberty, Suite 880, Reno, Nevada 895O1. The transfer agent and registrar of Brek's Units is The Bank of Bermuda Limited, 6 Front Street, Hamilton, Bermuda.

Recent Sales of Unregistered Securities

     In March 2002, Brek issued 3,045,000 shares of its common stock at $0.50 per share in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulations D and S. Ian Robinson, Gregory Pek and Kenneth Telford were among the subscribers for these shares.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with Brek's audited consolidated financial statements appearing elsewhere herein.
For the period from September 16, 1998 (date of inception) to December 31, 1998, the consolidated financial statements are not presented as all amounts are $Nil.

                                                    Year ended              Year ended              Year ended
                                             December 31, 2001       December 31, 2000       December 31, 1999
                                             -----------------       -----------------       -----------------
Revenue

Payment processing                                     301,978                  38,223                   2,634

                                                   -----------             -----------             -----------
Operating expenses

Sales and marketing                                    611,628               2,113,149               1,563,246

General and administrative                           7,153,141               8,297,692               4,241,389
Systems and technology                                 836,134               1,489,056                 552,221
Charges for impairment of certain
long-lived and prepaid assets                        3,159,505                 949,418                      --
                                                   -----------             -----------             -----------
Total expenses                                      11,760,408              12,849,315               6,356,856

Loss from operations                               (11,458,430)            (12,811,092)             (6,354,222)
                                                   -----------             -----------             -----------

Other income/(expenses)
Interest income                                        704,725               1,527,959                  36,761
Interest expense                                            --                  (2,121)               (471,424)
Loss on write down of marketable securities           (314,339)             (1,632,353)                     --
                                                   -----------             -----------             -----------
                                                       390,386                (106,515)               (434,663)
                                                   -----------             -----------             -----------

Equity in loss of affiliates                          (882,146)               (292,118)                     --
                                                   -----------             -----------             -----------

Loss from continuing operations                    (11,950,190)            (13,209,725)             (6,788,885)
                                                   -----------             -----------             -----------

Income (loss) from discontinued operations
Net income (loss)                                     (236,683)             (4,219,736)                     --
Gain on discontinuance (net of $Nil
tax effects)                                         1,725,551                      --                      --
                                                   -----------             -----------             -----------
                                                     1,488,868              (4,219,736)                     --
                                                   -----------             -----------             -----------

Loss before cumulative effect
of accounting change                               (10,461,322)            (17,429,461)             (6,788,885)

Cumulative effect of accounting change                      --                (380,000)                     --
                                                   -----------             -----------             -----------

Net loss                                           (10,461,322)            (17,809,461)             (6,788,885)
                                                   ===========             ===========             ===========

Basic and diluted loss per share
applicable to common stockholders
  Continuing operations                                  (0.62)                  (0.73)                  (0.56)
  Discontinued operations                                 0.08                   (0.23)                     --
  Cumulative effect of accounting change                    --                   (0.02)                     --
                                                   -----------             -----------             -----------
                                                         (0.54)                  (0.98)                  (0.56)
Weighted average shares used in
computing per share amounts                         19,210,037              18,064,980              12,043,662
                                                   ===========             ===========             ===========

Balance Sheet Data:
                                                       2001                    2000                    1999
                                                        US$                     US$                     US$


Current Assets                                       2,596,852              32,282,424              12,159,946
Note Receivable                                      1,865,244                      --                       --
Loan Receivable                                        270,055                      --                       --
Property and Equipment                                 257,321                 578,866               1,046,237
Total Assets                                        23,497,378              35,969,172              13,206,183
Deferred Rent                                               --                      --                  62,017
Obligation under capital lease                              --                      --                   3,788
(including current installments)
Total Liabilities                                      271,379                 509,373               1,263,936
Stockholders Equity                                 23,225,999              35,459,799              11,942,247

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     During 2001 Brek rationalized its operations, changed its primary focus to oil and gas exploration, combined its payment gateway and related products into a new e-Acquirer product, and limited its marketing objectives to enabling banks in Asia. Brek discontinued the systems integration business of Asia Internet Limited as part of the rationalization of operations. Brek acquired the remaining 50% of First Ecommerce Data Services Limited from the Bank of Bermuda and later in the year sold 100% of it to Transworld Payment Solutions.

     During 2001, Brek acquired a 26% non-dilutable voting interest in Gasco Energy, Inc. for $19 million and advanced $270,055 to Vallenar Energy Corp., which subsequent to the year end formed part of the $350,000 acquisition of preferred shares of Vallenar, which have a 26% non-dilutable voting interest.

     The majority of Brek's revenues during 2001 came from the operations carried on through First Ecommerce Data Services Limited during the period of time that it was a wholly-owned subsidiary however, Brek is still a development stage enterprise and has insufficient operating history on which to base an evaluation of its business and prospects. Any such evaluation must be made in light of the risks frequently encountered by companies in their early states of development, particularly for companies in the rapidly evolving sector related to the Internet. See "Item 1. Business - Risk Factors". There is no assurance that Brek will be successful in addressing these risks and if it fails to do so, its financial condition and results of operations would be materially adversely affected.

Crititical Accounting Policies

     Brek prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of Brek's financial statements requires it to make estimates and assumptions that affect the amounts of assets and liabilities reported and the disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses reported during the period covered by the financial statements. On an on-going basis, Brek evaluates its estimates and judgments, including those related to its investments. Actual results may differ from those used in making any such estimates and judgments.

     The following critical accounting policies affect the more significant assumptions and estimates used in the preparation of Brek's consolidated financial statements.

     Investment in Affiliate

     Brek has accounted for its interest in Gasco using the equity method. Gasco has incurred operating losses since Brek's investment in July 2001. Sustained operating losses of this affiliate or other adverse events could result in Brek's inability to recover the carrying value of the investment, which may require Brek to record an impairment charge in the future. Through December 31, 2001, Brek has not recorded an impairment charge for this investment.

     Income Taxes

     Brek records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. If in the future Brek determines that it will be able to realize its deferred tax assets in excess of their recorded amount, it will adjust the deferred tax asset accordingly, which will increase income in the period the determination is made. Likewise, if Brek determines that it will not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period the determination is made.

     Impairment of Assets

     Brek reviews all assets on a regular basis to ensure that there is no impairment in the carrying value. If it determines that there has been a permanent decline in, or Brek has become unable to recover, the carrying value of the asset, an impairment charge will be recorded, which will have an adverse effect upon Brek's future operating results.

Results of Operations

Revenues

Total revenues for 2001 were $301,978 as compared to $38,223 in 2000 and $2,634 in 1999. The systems integration revenue of $816,648 in 2000 which related directly to Asia Internet Limited which was acquired on March 31,2000 was reclassified to discontinued operations. Of the total revenue, $250,567 was due to consolidation of FEDS revenue for the period from June 19, 2001 to October 19, 2001.

Operating Expenses

Total operating expenses incurred for 2001, 2000 and 1999 were $11,760,408, $12,849,315 and $6,356,856, respectively. The year 2001 included a non-recurring charge of $3,159,505 for impairment of long-lived assets, resulting from the write-down of the carrying value of First Ecommerce Data Services Limited as at September 30, 2001 based on the sale proceeds in October 2001, versus a similar charge of $949,418, which resulted from a review of the carrying value of Brek's electronic payment processing assets, in the 2000 year and no charge in 1999. Of the total operating expenses, $936,586 was due to consolidation of FEDS expenses for the period June 19,2001 to October 19,2001. A reclassification of the expenses in 2000 of Asia Internet Limited to discontinued operations was made. Significant components of operating expenses for 2001 and 2000 consisted of the following

Expenses                                                 Amount
--------                                                 ------
                                          2001            2000            1999
                                       ----------      ----------      ---------
Operating expenses

Sales and marketing                       611,628       2,113,149      1,563,246
General and administrative              7,153,141       8,297,692      4,241,389
Systems and technology                    836,134       1,489,056        552,221
Charges for impairment of certain
long-lived and prepaid assets           3,159,505         949,418             --
                                       ----------      ----------      ---------
Total expenses                         11,760,408      12,849,315      6,356,856
                                       ==========      ==========      =========

The decrease in expenses during the 2001 year is attributable to Brek decreasing the number of employees to a low of 14, decreased sales and marketing efforts, decreased systems development and the discontinuance of the operations of Asia Internet Limited.

Other Income and Expenses

Interest income decreased to $704,725 in 2001 as compared to $1,527,959 in 2000 and $36,761 in 1999. This decrease was due to Brek's decreased cash position during the year and a significant reduction in interest rates. The most significant aspect related to the decrease in cash was due to the acquisition of the preferred stock in Gasco Energy, Inc.

Interest expense reduced to $nil in 2001 as compared to $2,121 in 2000 and $471,424 in 1999 as Brek did not have any borrowings during 2001.

The equity in loss of affiliates for 2001 of $882,146 consisted of Brek's share of the losses before the acquisition of the remaining 50% interest of First Ecommerce Data Services Limited on June 18, 2001, of $390,052 and Brek's share of the losses of Gasco Energy, Inc. after the acquisition of its preferred stock on July 19, 2001. Of $492,094 versus $292,118 in 2000 attributable wholly to First Ecommerce Data Services Limited and $nil in 1999.

During 2001, Brek recorded a loss of $314,339 on the write down its investment in shares of uniView Technologies Corporation, a NASDAQ listed company. Brek purchased 735,295 shares, since reduced to 91,912 due to a share consolidation in September 2001, of uniView in a August 2000 private placement for $2 million. The closing market price on December 31, 2001 was $0.58. Brek recorded a loss of $1,632,353 during the year ended December 31, 2000.

     During 2001, Brek discontinued the operations of its systems integration business carried on through its subsidiary Asia Internet Limited. The discontinuation of these operations resulted in a recovery of $1,488,868 due to the reversal of unvested stock compensation costs of $1,852,570. These operations had an operating loss of $236,683 during 2001 versus a loss of $4,219,736 for 2000. There were no systems integration operations during 1999.

There is no cumulative effect of accounting change this year as compared to last year.

Liquidity and Capital Resources

     Brek did not have any fund raising activities during 2001.

On March 28, 2002, Brek had $2.6 million of cash, cash equivalents and marketable securities available to fund operations. Brek significantly lowered its ongoing expenditures and overhead during the 2001 year by reducing the number of employees, closing offices and leasing more affordable office space. Although Brek believes that its current cash balances, cash equivalents, investments and equity holdings could meet its working capital and capital expenditure needs for 2002, Brek does expect that it will need to raise funds in order to achieve its desired business objectives on a more timely basis. Because Brek is not currently generating sufficient cash to fund its operations, Brek may need to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Brek's capital requirements depend upon several factors, including the rate of market acceptance, its ability to expand its customer base and increase revenues, its level of expenditures for marketing and sales, purchases of equipment, acquisitions of oil and gas entities and prospects and other factors. If Brek's capital requirements vary materially from those currently planned, Brek may require additional financing sooner than anticipated. Brek can make no assurance that financing will be available in amounts or on terms acceptable to Brek, if at all. Further, if Brek issues equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants which could restrict Brek's operations or finances. If Brek cannot raise funds, if needed, on acceptable terms, Brek may not be able to continue its operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements which could negatively impact Brek's business, operating results and financial condition. Brek leases office and other premises under non-cancellable operating leases that call for payments of $216,419 during 2002 and $76,032 during 2003.

Brek does not anticipate receiving any income from its investments in Gasco or Vallenar for the foreseeable future. The Note Receivable is due, without interest, as follows:

               March 1, 2003 - $350,000
               March 1, 2004 - $650,000
               March 1, 2005 - $1,000,000

Brek has entered into employment agreements with all of its employees. These agreements require severance payments ranging from four to 16 weeks' salary upon termination without cause. If the employees were all terminated without cause, Brek would have a liability for minimum severance pay of approximately $330,000.

SELECTED UNAUDITED QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS

The following table sets forth unaudited quarterly statements of operations data for the four quarters ended December 31, 2001 and 2000. We believe this unaudited information has been prepared substantially on the same basis as the annual audited consolidated financial statements appearing elsewhere in this report. We believe this data includes all necessary adjustments, consisting only of normal recurring adjustments, necessary for fair presentation. You should read the quarterly data together with the consolidated financial statements and the notes to those statements appearing elsewhere in this report. The consolidated results of operations for any quarter are not necessarily indicative of the operating results for any future period. We expect that or revenues may fluctuate significantly and in fact may be significantly less due to the closure of the systems integration business.


                                      Three months ended     Three months ended        Three months ended        Three months ended
                                       December 31, 2001     September 30, 2001            June  30, 2001            March 31, 2001
                                      ------------------     ------------------        ------------------        ------------------
Revenue

Payment processing                                59,142                205,928                    24,152                    12,756
                                             -----------            -----------               -----------               -----------

Operating expenses
Sales and marketing                              217,317                206,049                    15,506                   172,756
General and administrative                     1,970,356              1,725,000                 1,581,343                 1,876,442
Systems and technology                           171,599                483,860                    62,187                   118,488
Charges for impairment of certain
long-lived and prepaid assets                         --              3,159,505                        --                        --
                                             -----------            -----------               -----------               -----------
Total expenses                                 2,359,272              5,574,414                 1,659,036                 2,167,686
                                             -----------            -----------               -----------               -----------

Loss from operations                          (2,300,130)            (5,368,486)               (1,634,884)               (2,154,930)
                                             -----------            -----------               -----------               -----------

Other income/(expenses)
Interest income                                   13,921                 56,504                   246,698                   387,602
Interest expense                                      --                     --                        --                        --
Loss on write down of marketable securities       (6,434)              (307,905)                       --                        --
                                             -----------            -----------               -----------               -----------

                                                   7,487               (251,401)                  246,698                   387,602
                                             -----------            -----------               -----------               -----------

Equity in loss of affiliates                    (336,393)              (155,701)                 (194,653)                 (195,399)
                                             -----------            -----------               -----------               -----------

Loss from continuing operations               (2,629,036)            (5,775,588)               (1,582,839)               (1,962,727)
                                             -----------            -----------               -----------               -----------

Income (loss) from discontinued operations
Net income (loss)                                 (7,627)                    --                     2,271                  (231,327)
Gain on discontinuance                                --                     --                        --                 1,725,551
                                             -----------            -----------               -----------               -----------
                                                  (7,627)                    --                     2,271                 1,494,224
                                             -----------            -----------               -----------               -----------

Loss before cumulative effect
of accounting change                          (2,636,663)            (5,775,588)               (1,580,568)                 (468,503)

Cumulative effect of accounting change                --                     --                        --                        --
                                             -----------            -----------               -----------               -----------

Net loss                                      (2,636,663)            (5,775,588)               (1,580,568)                 (468,503)
                                             ===========            ===========               ===========               ===========


Basic and diluted loss per share
applicable to common stockholders
  Continuing operations                            (0.14)                 (0.30)                    (0.08)                    (0.10)
  Discontinued operations                             --                     --                        --                      0.08
                                             -----------            -----------               -----------               -----------
                                                   (0.14)                 (0.30)                    (0.08)                    (0.02)
Weighted average shares used in
computing per share amounts                   19,210,037             19,210,037                19,210,037                19,210,037
                                             ===========            ===========               ===========               ===========

                                        Three months ended      Three months ended     Three months ended       Three months ended
                                              Dec 31, 2000           Sept 30, 2000          June 30, 2000            March 31 2000
                                        ------------------      ------------------     ------------------       ------------------
Revenue

Payment processing                                  10,336                  17,355                   5,730                   4,802
System integration revenue                         178,814                 233,133                 404,701                      --
                                               -----------             -----------             -----------             -----------
Total revenue                                      189,150                 250,488                 410,431                   4,802

Direct costs                                       226,765                 269,279                 340,244                      --
                                               -----------             -----------             -----------             -----------
Gross profit                                       (37,615)                (18,791)                 70,187                   4,802
                                               -----------             -----------             -----------             -----------

Operating expenses
Sales and marketing                               (250,338)                491,206                 698,203                 519,983
General and administrative                       2,697,181               2,223,961               2,742,270               1,872,501
Systems and technology                             729,081               1,251,266               1,424,850                 244,369
Non-recurring charges for impairment of
  certain long-lived and prepaid assets          2,405,829                      --                      --                      --
                                               -----------             -----------             -----------             -----------
   Total expenses                                5,581,753               3,966,433               4,865,323               2,636,853

Operating loss                                  (5,619,368)             (3,985,224)             (4,795,136)             (2,632,051)

Other income/(expenses)
Interest income                                    398,944                 476,273                 474,090                 179,603
Interest expense                                      (387)                    (85)                 (1,385)                   (264)
Loss on write down of marketable
  securities                                    (1,448,553)               (183,800)                     --                      --
                                               -----------             -----------             -----------             -----------

   Total other income (expenses)                (1,049,996)                292,388                 472,705                 179,339
                                               -----------             -----------             -----------             -----------

Equity in loss of affiliates                      (177,695)               (114,423)                     --                      --

Loss before cumulative effect of
  accounting change                             (6,847,060)             (3,807,259)             (4,322,431)             (2,452,712)
                                               -----------             -----------             -----------             -----------

Cumulative effect of accounting
  change                                          (380,000)                     --                      --                      --

Net loss                                        (7,227,060)             (3,807,259)             (4,322,431)             (2,452,712)
                                               ===========             ===========             ===========             ===========


Basic and diluted loss per share
applicable to common stockholders
Before cumulative effect of accounting
change                                               (0.36)                  (0.20)                  (0.24)                  (0.15)
Cumulative effect of accounting change               (0.02)                     --                      --                      --
                                               -----------             -----------             -----------             -----------
                                                     (0.38)                  (0.20)                  (0.24)                  (0.15)
                                               ===========             ===========             ===========             ===========

Weighted average shares used in
computing per share amounts                     19,210,037              18,935,312              18,210,037              15,879,359
                                               ===========             ===========             ===========             ===========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

     Brek intends to continue marketing its payment processing services throughout Hong Kong and the Asia-Pacific region as well as North America and Europe. As a result, its financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in its existing and potential markets, however, the fact that the Hong Kong dollar, Brek's functional currency, is pegged to the U.S. dollar reduces Brek's risk.

     Brek expects that its initial oil and gas acquisitions will be in the United States. If Brek makes acquisitions outside of the United States its financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions.

Financial Instruments

     Brek primarily invests in fixed rate investments with short maturities, which do not present a material interest rate risk, however, Brek's interest income is sensitive to changes in the general level of Hong Kong and U.S. interest rates. There have been no significant changes in Brek's exposure to changes in either interest rates or foreign currency exchange rates for the year ended December 31, 2001. Its exposure to interest rates is limited as it does not have variable rate and long-term borrowings. Brek is subject to variable interest rates on its bank deposits that are cash and short-term investments. These investments are held at cost because there are no significant market price movements. As of December 31, 2001, a hypothetical 10% immediate increase or decrease in interest rates would increase or decrease Brek's annual interest expense and income by approximately $nil and $1,617,000, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and reports of Brek's independent public accountants are filed as part of this report on pages F-1 through F-35.

     The consolidated financial statements and reports of the independent public accountants of Gasco Energy, Inc. are filed as part of this report on pages F-36 through F-55.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Brek has had no disagreements with its Independent Accountants on accounting and financial disclosure.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages, and terms of office of directors and executive officers of Brek are set forth below:

Name (1)                     Position With Company

Gregory M. Pek               Director, President, and Chief Executive Officer
Ravi K. Daswani              Director
Douglas Moore                Director
Ian G. Robinson              Director, Chairman of the Board
James Pratt                  Director
Marc Bruner (2)              Director
Kenneth G.C. Telford         Secretary, and Chief Financial Officer

     (1) None of Brek's officers or directors, other than Marc Bruner, is a resident or citizen of the United States

     (2) Mr. Bruner was appointed as a Member of Brek's Board of Directors on July 5, 2001

     Gregory M. Pek, 46, has been a Director of Brek since March 3, 1999 and has been a Director of First Ecommerce Asia Limited since its inception. Mr. Pek was President and Chief Executive Officer since March 3, 1999 until June 27, 2000. Mr. Pek assumed the position of President and co-Chief Executive Officer on October 16, 2000 until August 31, 2001 when he became Chief Executive Officer upon the resignation of Mr. Daswani. He was from March 1994 to February 1999 an executive officer of David Resources Company Limited, Kong Tai International Holdings Company Limited and from September 1998 to February 1999 a director of Singapore Hong Kong Properties Investment Limited. Before 1994, Mr. Pek was a director and officer of a number of public companies in Canada.

     Ravi K. Daswani, 35, has been a Director of Brek since March 3, 1999 and was a Director of First Ecommerce Asia Limited since its inception until July 2001. Mr. Daswani was Chief Operating Officer of Brek from March 3, 1999 until August 31,2001 and co-Chief Executive Officer from October 16, 2000 to August 31,2001 when he retired to pursue other business interests. From December 1997 to February 1999 Mr. Daswani was the managing director and co-owner of Asia Internet Limited, a Hong Kong Internet service provider. For more than three years before December 1997, he was the managing director of a wholesale and retail apparel business. He has established international operations trading in dry goods, consumer electronics, apparel and Internet services in Africa, Latin America and Asia.

     Ian Robinson, 62, has been a Director of Brek since February 24, 2000, was appointed Vice-Chairman on November 29, 2000 and Chairman on January 19, 2001. Mr. Robinson has 45 years of experience as a Chartered Accountant and was a former senior partner of the Hong Kong office of the international accountancy firm Ernst & Young. He has been based in Hong Kong since 1980 servicing the Asia region and has had experience in major countries around the world. Mr. Robinson specializes in corporate rescue, restructuring, insolvency, investigation, business valuation and trouble shooting generally. Mr. Robinson also holds a number of directorships including being a member of the Supervisory Board and member of the Executive Committee of the Hong Kong Housing Society.

     Douglas Moore, 43, has been a Director of Brek since October 27, 1999. Mr. Moore is the Chief Executive Officer of Henderson Cyber Limited, the high technology subsidiary of the Henderson Group, which comprises Henderson Land Development Company Limited and its subsidiaries. Mr. Moore is also the Head of Strategic Planning of Henderson Land. Mr. Moore is also a non-executive director of Blu Spa, a botanical beauty product company. From 1994 until early 2000, Mr. Moore was the Head of the Hong Kong Market of Credit Suisse and a director of Credit Suisse Investment Advisory (Hong Kong) Limited. Prior to 1994, Mr. Moore practiced international and Canadian tax law with the Hong Kong office of McMillan Binch, a major Canadian law firm. He is a Canadian and a Hong Kong lawyer.

     James Pratt, 53, was appointed to Brek's Board of Directors in June 2000. Mr. Pratt is Deputy Chairman of the GSM Association. Mr. Pratt was previously Managing Director of Asia Wireless, a division of Telstra International, Telstra Corporation of Australia where he oversaw all of Telstra Group's wireless operations and investments throughout the Asia Pacific Region. Mr. Pratt was formerly Chief Executive Officer of Peoples Phone in Hong Kong since 1996. Prior to this he was general manager of the telecommunications division of Mitsubishi Electric Australia. Mr. Pratt has more than thirty years international management experience in the Asia Pacific telecommunications industry.

     Marc Bruner, 52, has been a Member of Brek's Board of Directors since July 5, 2001. Mr. Bruner is Chairman of the Board of Gasco Energy, Inc., an OTCBB listed natural gas company in which Brek owns preferred stock convertible into an approximate 26% interest in Gasco, and founder of Pannonian Energy Inc., which merged, with Gasco in 2001. Previously, from 1996 to 1998, Mr. Bruner was the founding chairman of Ultra Petroleum, a TSE and AMEX listed natural gas company. Mr. Bruner was a founder in 1998 of Pennaco Energy, Inc., a coal bed methane company, and in 1996 of RIS Resources International, a natural gas company.

     Kenneth G.C. Telford, 52, has been Brek's Chief Financial Officer and Secretary since July 1,2000. Mr. Telford is both a Chartered Accountant (Canada) and Certified Public Accountant (USA). Mr. Telford has been a partner in Sadovnick Telford + Skov, Chartered Accountants in Canada and Telford Sadovnick, PLLC, Certified Public Accountants in the United States since 1994. Mr. Telford was also previously a partner in the international accounting firm Touche Ross & Co. (now Deloitte & Touche) as well as Chief Operating Officer and Chief Financial Officer of an automotive rental company. Mr. Telford has advised numerous companies, operating in both North America and Asia Pacific, on a broad range of financial and business matters including the financial management requirements of U.S. publicly listed companies.

ITEM 11. EXECUTIVE COMPENSATION

                                                  Annual compensation                          Long term compensation
                                                                                                 Awards      Payouts

                                                                                               Shares of
                                                                                Restricted     common stock
                                                               other annual     stock          underlying    LTIP      All Other
Name and Principal Position  Year       Salary         Bonus   compensation     award(s)       options       Payouts   Compensation
---------------------------  ----       ------         -----   ------------     --------       -------       -------   ------------
Gregory Pek, CEO             2001      $218,710     $107,097        $15,484                     75,000
                             2000       238,172           --             --          --        200,000           --            --
                             1999       167,742           --             --          --        100,000           --            --

Ravi Daswani, Co-CEO [1]     2001       154,839      109,677          4,473                     75,000
                             2000       238,172           --             --          --        200,000           --            --
                             1999       167,742           --             --          --        100,000           --            --

Kenneth Telford, CFO         2001       259,994      117,419         13,005                    200,000

                                       Does not
                             2000  exceed 100,000                                              100,000

     (1)  resigned as co-ceo on August 31, 2001

     Directors and executive officers were granted options to purchase the Company's common stock during the year as follows:

Option grants in Fiscal year ended Dec. 31, 2001

                                  Individual grants
                                                                                        Potential realizable value at assumed
                                                                                       annual rates of Stock price appreciation
                                                                                                   for option term
                                      Percent of
                                      Total
                   Number of          options
                   securities         granted to     Exercise                                       Value at grant date
                   underlying         employees in   of base         Market                      ------------------------
Name               options granted    fiscal year    price ($/Sh)    price    Expiration Date     0%       5%        10%
----               ---------------    -----------    ------------    -----    ---------------    ---      ---      ------
Gregory Pek, CEO            75,000         5.9%          0.40         0.41    31-Oct-06           750     9,246    19,523
Ravi Daswani                75,000         5.9%          0.40         0.41    31-Oct-06           750     9,246    19,523
Ian Robinson                75,000         5.9%          0.40         0.41    31-Oct-06           750     9,246    19,523
Douglas Moore              125,000         9.8%          0.40         0.41    31-Oct-06         1,250    15,409    32,539
James Pratt                 75,000         5.9%          0.40         0.41    31-Oct-06           750     9,246    19,523
Marc Bruner                 75,000         5.9%          0.40         0.41    31-Oct-06           750     9,246    19,523
Kenneth Telford            200,000        15.6%          0.40         0.41    31-Oct-06         2,000    24,655    52,062


Total effective options as at Dec. 31, 2001   1,280,000

Replacement Option Grants

On October 31, 2001, the named executives set forth below rescinded options and warrants to purchase Brek's common stock, and Brek reissued a new number of new options having five-year terms and exercise prices equal to the then-fair value of the stock (which were lower than the exercise prices of the options and warrants rescinded). See "Report of Compensation Committee of the Board of Directors."


                                                                                               Length (months) of
                                                                        Exercise price of     option/warrant term
                                            Number of options/warrants  options/warrants      remaining at Date of
                                                     rescinded             rescinded              Replacement
                                 New        ------------------------- ----------------------   -------------------
                    Number of    exercise
Name                new options  price       Options    Warrants      Options     Warrants     Options     Warrants
----                -----------  -----       -------    --------      -------     --------     -------     --------
Gregory Pek, CEO     75,000      0.40        150,000          --        5.05          --          46          --
                                              50,000          --        7.65          --          32          --
Ravi Daswani         75,000      0.40        150,000          --        5.05          --          46          --
                                              50,000          --        7.65          --          32          --
Ian Robinson         75,000      0.40         50,000      50,000        5.05        1.25          46          53
Douglas Moore       125,000      0.40        100,000      30,000        5.05        1.25          46          53
James Pratt          75,000      0.40         50,000      30,000        5.05        1.25          46          53
Kenneth Telford     200,000      0.40        100,000      50,000        5.05        1.25          46          53

     No share options were exercised during the year; share options outstanding in the hands of directors and senior management as of December 31, 2001 were as follows:



                                                        Number of securities underlying
                                                         unexercised options at fiscal          Value of Unexercised In-The -Money
                       Shares                                   year end (#)                      options at fiscal year end ($)
                     acquired on                        -------------------------------         ----------------------------------
        Name        exercise (#)   value realized ($)   Exercisable       Unexercisable         Exercisable          Unexercisable
        ----        ------------   ------------------   -----------       -------------         -----------          -------------
Gregory Pek, CEO         0                 0               75,000              0                       0                  0
Ravi Daswani             0                 0               75,000              0                       0                  0
Ian Robinson             0                 0               75,000              0                       0                  0
Douglas Moore            0                 0              125,000              0                       0                  0
James Pratt              0                 0               75,000              0                       0                  0
Marc Bruner              0                 0               75,000              0                       0                  0
Kenneth Telford          0                 0              200,000              0                       0                  0

Directors' Compensation

     Directors, who are not officers of the Company, are paid fees of $10,280 per year in connection with their serving on the Board. The Chairman of the Board receives $54,000 per year. Directors are reimbursed for out-of-pocket expenses incurred with attending Board meetings.

Employment Agreements

     Gregory Pek.

Brek entered into an employment agreement with Gregory Pek, its President and Chief Executive Officer, the term of which commenced in January 1999. This agreement provided that Brek would pay Mr. Pek a monthly salary of HK $100,000 (approximately USD 12,820) plus an additional month's salary per calendar year of service as a year-end payment. In January 2000 Mr. Pek's monthly salary was increased to HK $150,000 (approximately USD 19,230); however, in December 2000 Mr. Pek agreed to have his monthly salary temporarily reduced to HK $100,000 (approximately USD 12,820). Brek entered into new six-month employment agreements with Mr. Pek covering the period from March 1, 2001 to August 31, 2001. During this period, Mr. Pek's aggregate monthly salary was HK $165,000 (approximately USD 21,150) plus an additional lump-sum payment equal to four months' salary was paid to Mr. Pek in August 2001. In August 2001 Brek entered into new one-year employment agreements with Mr. Pek that provide for an aggregate monthly salary of HK $165,000 (approximately USD 21,150) plus an additional month's salary per calendar year of service as a year-end payment. These agreements will terminate on August 31, 2002 unless Brek chooses to extend the terms of such agreements. If Brek does not choose to extend the terms of such agreements, the agreements provide that Brek must pay a termination payment to Mr. Pek in August 2002 equal to three months' salary.

     Ravi Daswani.

Brek entered into an employment agreement with Ravi Daswani, who served as the Senior Vice President and Chief Operating Officer until his resignation in August 2001, the term of which commenced in January 1999. This agreement provided that Brek would pay Mr. Daswani a monthly salary of HK $100,000 (approximately USD 12,820) plus an additional month's salary per calendar year of service as a year-end payment. In January 2000 Mr. Daswani's monthly salary was increased to HK $150,000 (approximately USD 19,230); however, in December 2000 Mr. Daswani agreed to have his monthly salary temporarily reduced to HK $100,000 (approximately USD 12,820). Brek entered into a new six-month employment agreement with Mr. Daswani covering the period from March 1, 2001 to August 31, 2001. Under this agreement, Mr. Daswani was paid (i) a monthly salary of HK $150,000 (approximately USD 19,230), (ii) an additional lump-sum payment equal to four months' salary on August 31, 2001 and (iii) a prorated portion of one month's salary, equal to HK $100,000 (approximately USD 12,820), on August 31, 2001.

     Kenneth Telford.

Brek entered into employment agreements with Kenneth Telford, its Chief Financial Officer, the terms of which commenced in March 2001. Pursuant to these agreements, Brek paid Mr. Telford an aggregate monthly salary of HK $165,000 (approximately USD 21,250), for the period from March 1, 2001 through September 30, 2001, issued Mr. Telford warrants to purchase 50,000 shares of Brek's common stock at an exercise price of USD 1.25 per share and paid Mr. Telford an additional lump-sum payment in August 2001 equal to four months' salary. The agreements also provided for an additional month's salary per calendar year of service as a year-end payment. In August 2001 Brek entered into new one-year employment agreements with Mr. Telford that provide for an aggregate monthly salary of HK $165,000 (approximately USD 21,250) plus an additional month's salary per calendar year of service as a year-end payment. This agreement will terminate on August 31, 2002 unless Brek chooses to extend the term of the agreement. If Brek does not choose to extend the term of the agreement, the agreement provides that Brek must pay a termination payment to Mr. Telford in August 2002 equal to three months' salary.

Report of Compensation Committee

of the Board of Directors

     Notwithstanding anything to the contrary set forth in any of Brek's previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 (the "Exchange Act') that might incorporate this Form 10-K Annual Report or future filings with the Securities and Exchange Commission, in whole or in part, the following report shall not be deemed to be incorporated by reference into any such filing.

Membership and Role of the Compensation Committee

     The Compensation Committee consists of the following non-employee members of Brek's Board of Directors: Douglas Moore, Ian Robinson and James Pratt. The Compensation Committee reviews and determines Brek's executive compensation objectives and policies, administers Brek's stock plans and grants stock options.

     In Hong Kong, competition for executive talent is intense in our industry. With this perspective, the Compensation Committee reviews and sets the compensation of Brek's executive officers.

Executive Compensation Program

Objectives

     The objectives of Brek's executive compensation program are to:

     o    Attract and retain highly talented and productive executives

     o    Provide incentives for superior performance

     o Align the interests of executive officers with the interests of Brek's stockholders by basing a significant portion of compensation upon Brek's performance

Components

     Brek's executive compensation program combines the following two components, in addition to the benefit plans offered to all employees: base salary and long-term incentive compensation consisting of stock option grants.

     It is Brek's policy to set base salary levels and long-term incentive compensation on a comparable level with an average of those of select corporations to which Brek compares itself for purposes of executive compensation. Brek selects such corporations on the basis of a number of factors, such as their size and complexity, the nature of their businesses, the regions in which they operate, the structure of their compensation programs and the availability of compensation information. The corporations selected for such comparison may vary from year to year based upon market conditions and changes in both Brek's and the corporations' businesses over time. Brek believes that competitive compensation levels are necessary to attract and retain the high-caliber executives necessary for the successful conduct of Brek's business.

     Each component of Brek's executive compensation program serves a specific purpose in meeting Brek's objectives. The components of Brek's executive compensation program are described below, except for any variations arising from individual provisions of employment agreements that Brek enters into upon hiring an executive.

Base Salary

     The Compensation Committee annually reviews the salaries of Brek's executives. When setting base salary levels in a manner consistent with the objectives outlined above, the Committee considers competitive market conditions for executive compensation, Company performance and individual performance. The measures of individual performance considered in setting 2001 salaries included, to the extent applicable to an individual executive officer, a number of quantitative and qualitative factors such as Brek's historical and recent financial performance in the principal area of responsibility of the officer (including such measures as gross margin, net income, sales, customer count and market share), the individual's progress toward non-financial goals within his area of responsibility, individual performance, experience and level of responsibility and other contributions to Brek's success. The Compensation Committee has not found it practicable, nor has it attempted, to assign relative weights to the specific factors used in determining base salary levels, and the specific factors used may vary among individual officers. As is typical for most corporations, payment of base salary is not conditioned upon the achievement of any specific, pre-determined performance targets.

Long-term incentive compensation.

 Brek believes that option grants align executive interests with stockholder interests by creating a direct link between compensation and stockholder return, give executives a significant, long-term interest in Brek's success, and help retain key executives in a competitive market for executive talent.

Brek's Stock Option Plan authorizes the Committee to grant stock options to executives. Option grants are made from time to time to executives whose contributions have or will have a significant impact on Brek's long-term performance. Brek's determination of whether option grants are appropriate each year is based upon individual performance measures established for each individual. Options are not necessarily granted to each executive during each year. Generally, options granted to executive officers vest in equal annual installments over a period of two years and expire five years from the date of grant.

     Benefits. Brek believes that it must offer a competitive benefit program to attract and retain key executives.

During 2001, Brek provided medical and other benefits to its executive officers that are generally available to Brek's other employees.

Compensation of the Chief Executive Officer. The chief Executive Officer's compensation plan for 2001 included the same elements and performance measures as the plans of Brek's other executive officers.


Submitted by:              Douglas Moore
                           Ian Robinson
                           James Pratt

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the current beneficial ownership of Brek's common stock by (i) each person known by Brek to beneficially own five percent or more of Brek's outstanding common stock, (ii) Brek's Chief Executive Officer and Directors and (iii) all of Brek's Executive officers and Directors as a group. Except as otherwise indicated, all shares of Common Stock are beneficially owned, and investment and voting power is held, by the person named as owner.

Name and Address of                   Number of Shares          Percentage
Beneficial Owner                    Beneficially Owned           Ownership
----------------                    ------------------           ---------

Gregory M. Pek                         1,782,500(3)                8.01%
Ravi K. Daswani                          485,461(3)                2.18%
Power Broadcasting Inc.                1,333,333(1)                5.99%
Douglas Moore                            391,667(2)                1.76%
Ian Robinson                             595,000(3)                2.67%
James Pratt                               95,000(3)                0.43%
Marc Bruner                               75,000(3)                0.34%
Kenneth Telford                          300,000(4)                1.35%

Executive Officers and
  Directors as a group                 3,724,628(5)               16.74%

(1)  Includes warrants to purchase 333,333 shares of common stock.

(2) Includes options to purchase 125,000 shares and warrants to purchase 66,667 shares of common stock.

(3)  Includes options to purchase 75,000 shares of common stock.

(4)  Includes options to purchase 200,000 shares

(5) Includes options to purchase 700,000 shares and warrants to purchase 66,667 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2001, Brek paid consulting fees of $28,629 to former directors.

     During 2001, Brek advanced $270,055 to Vallenar Energy Corp. A director and officer of Brek are also directors of Vallenar, and certain shareholders of Brek's affiliate, Gasco, are also shareholders of Vallenar.

     Mr. Bruner has agreed to exchange three million shares of Gasco common stock for 8,250,000 shares of newly issued Brek common stock. Brek expects this exchange to occur in the second quarter of 2002.

     Mssers. Pek, Robinson and Telford agreed in February 2002 to subscribe for 200,000 , 500,000 and 100,000 shares of Brek common stock, respectively, at $0.50 per share, the prevailing market price of the stock at the time of the agreement. These transactions were completed in March 2002.

     Brek believes that the above transactions are on terms at least as favorable to it as could have been obtained in an arm's length transaction.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

(See pages F-1 to F-55 below)

EXHIBITS

3.1  Articles of Incorporation*

3.2  By-laws*

4.1  Specimen Stock Certificate*

11.1 Computation of Earnings (Loss) Per Share

21.1 List of Subsidiaries

23.1 Consent of Deloitte Touche Tohmatsu

23.2 Consent of KPMG

23.3 Consent of Deloitte & Touche, LLP

23.4 Consent of Wheeler Wasoff, P.C.

23.5 Consent of  HJ & Associates, LLC

* Incorporated by reference to the Company's Registration Statement on Form 10 filed October 21, 1999

REPORTS ON FORM 8-K

Form 8-K Filed on January 10, 2000 in Regard to Private Placement Made in December 1999

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

Form 8-K Filed on July 23, 2001 in Regard to Acquisition of Shares of Gasco Energy, Inc.

Form 8-KA Filed on September 18, 2001 in Regard to Acquisition of Remaining interest of FEDS

Form 8-K Filed on November 2, 2001 in Regard to Disposal of FEDS Shares

Form 8-KA Filed on November 7, 2001 in Regard to Acquisition of Shares of Gasco Energy, Inc.

Form 8-KA Filed on December 3, 2001 in Regard to Disposal of FEDS Shares

Form 8-K Filed on February 1, 2002 in Regard to Results of Annual Meeting

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Reports......................................F-1 & F-2


Consolidated Balance Sheets at December 31, 2001 and 2000...............F-3


Consolidated Statements of Operations for the years
  ended December 31, 2001, 2000, 1999 and for the
  period from September 16, 1998 to December 31, 2001...................F-4


Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000, 1999 and for the
  period from September 16, 1998 to December 31, 2001...................F-5


Consolidated Statements of Cash Flows for the years
  ended December 31, 2001, 2000, 1999 and for the
  period from September 16, 1998 to December 31, 2001..............F-6 & F-7


Notes to Consolidated Financial Statements........................F-8 - F-35


                               GASCO ENERGY, INC.
                        Consolidated Financial Statements
                        and Independent Auditors' Reports
                       For the years ended 2001, 2000 and
                    1999 and for the period from inception to
                                December 31, 2001

           INDEX TO FINANCIAL GASCO ENERGY, INC. FINANCIAL STATEMENTS

Independent Auditors' Reports                                        F-36 - F-38

Consolidated Balance Sheets at December 31, 2001 and 2000            F-39

Consolidated Statements of Operations for the Years Ended
    December 31, 2001, 2000 and 1999                                 F-40

Consolidated Statements of Stockholders' Equity for the Years
    Ended December 31, 2001, 2000 and 1999                           F-41

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2001, 2000 and 1999                                 F-42

Notes to Consolidated Financial Statements                           F-43 - F-55

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF BREK ENERGY CORPORATION (Formerly First Ecom.com, Inc.)

We have audited the accompanying consolidated balance sheets of Brek Energy Corporation and subsidiaries (a development stage company) ("the Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001 and the period from September 16, 1998 (date of inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements as of and for the year ended December 31, 1999 and the period from September 16, 1998 (date of inception) through December 31, 1999 (not presented separately herein) were audited by other auditors whose report, dated February 28, 2000, expressed an unqualified opinion on those statements. The consolidated financial statements for the period from September 16, 1998 (date of inception) through December 31, 1999 reflect total revenues and net loss of $2,634 and $6,788,885, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 and for the period from September 16, 1998 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, Brek Energy Corporation changed its method of accounting for certain convertible instruments during the year ended December 31, 2000 and during the year ended December 31, 2001, the Company changed its method of accounting for goodwill to conform with transitional provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" that require the discontinuance of goodwill and indefinite life intangible assets amortization for acquisitions and investments made after June 30, 2001.


Deloitte Touche Tohmatsu
Hong Kong
March 20, 2002, except for note 20(f) as to which the date is April 8, 2002.

INDEPENDENT AUDITORS' REPORT

TO The Board of Directors and Stockholders BREK ENERGY CORPORATION (Formerly First Ecom.com, Inc.)

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Brek Energy Corporation and subsidiaries (a group of companies in development stage) (together "the Group") for the year ended December 31, 1999 and the period from September 16, 1998 (date of inception) to December 31, 1999 (such statements of cumulative results of operations, stockholders' equity and cash flows are not separately presented herein). These financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in Hong Kong and the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Brek Energy Corporation and subsidiaries (a group of companies in development stage) for the year ended December 31, 1999 and the period from September 16, 1998 (date of inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.





KPMG
Hong Kong
February 28, 2000

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                (In United States dollars, except share amounts)

                                                                                                        December 31,
                                                                                                        ------------
                                                                                                   2001                2000
                                                                                               ------------       ------------
                                               ASSETS

Current Assets:
       Cash and cash equivalents ........................................................      $  2,088,484       $ 31,211,711
       Trade accounts receivable (net of allowance for doubtful accounts
         of $Nil and $11,558 at December 31, 2001 and 2000) .............................            28,858             71,015
       Accrued interest receivable ......................................................             3,326             85,586
       Marketable securities (Note 3) ...................................................            53,309            367,648
       Prepaid insurance ................................................................           288,869            256,361
       Rental deposits ..................................................................            39,226            168,325
       Other prepaid expenses and deposits ..............................................            94,780            121,778
                                                                                               ------------       ------------

                Total current assets ....................................................         2,596,852         32,282,424
     Note receivable (Note 5) ...........................................................         1,865,244                 --
     Loan receivable (Note 6) ...........................................................           270,055                 --
     Property and equipment, net (Note 7) ...............................................           257,321            578,866
     Investment in and advances to affiliates (Note 9) ..................................        18,507,906          3,107,882
                                                                                               ------------       ------------

                Total assets ............................................................      $ 23,497,378       $ 35,969,172
                                                                                               ============       ============


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
       Accounts payable .................................................................      $     15,389       $    120,974
       Accrued professional and consulting fees .........................................            65,611            208,654
       Accrued salaries .................................................................           129,032             40,256
       Accrued printing costs ...........................................................            30,000                 --
       Other accrued liabilities ........................................................            31,347            133,885
       Deferred revenue .................................................................                --              5,604
                                                                                               ------------       ------------

                Total current liabilities ...............................................           271,379            509,373
                                                                                               ------------       ------------

     Commitments and Contingencies (Note 18)

     Stockholders' equity:
       Common stock 200,000,000 shares authorized, $0.001 par value, shares issued and outstanding: 2001: 19,210,037;
         2000: 19,210,037 ...............................................................            19,211             19,211
       Additional paid-in capital .......................................................        58,266,456         60,038,934
       Deficit accumulated during the development stage .................................       (35,059,668)       (24,598,346)
                                                                                               ------------       ------------

                Total stockholders' equity ..............................................        23,225,999         35,459,799
                                                                                               ------------       ------------

                Total Liabilities and Stockholders' Equity ..............................        23,497,378       $ 35,969,172
                                                                                               ============       ============


                See notes to consolidated financial statements.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (In United States dollars, except share amounts)

                                                                                                                       Cumulative
                                                                                                                          from
                                                                                                                       September
                                                                                                                     16, 1998 (date
                                                                                    Year ended December 31,         of inception) to
                                                                                    -----------------------           December 31,
                                                                          2001            2000           1999            2001
                                                                      ------------    ------------    ------------    ------------
Revenue
       Payment processing .........................................   $    301,978    $     38,223    $      2,634    $    342,835
                                                                      ------------    ------------    ------------    ------------
     Operating expenses:
       Sales and marketing (including stock based compensation
       costs (recovery) of $(108,352), $285,482, $233,528 and
       $410,658 for the years ended December 31, 2001, 2000 and
       1999 and the period from September 16, 1998 (date of
       inception) to December 31, 2001 ............................        611,628       2,113,149       1,563,246       4,288,023
       General and administrative (including stock based
         compensation costs of $312,246, $1,443,530, $256,369 and
         $2,012,145 for the years ended December 31, 2001, 2000 and
         1999 and the period from September 16, 1998 (date of
         inception) to December 31, 2001 ..........................      7,153,141       8,297,692       4,241,389      19,692,222
       Systems and technology (including stock based compensation costs (recovery) of $(123,802), $59,307, $156,635 and
         $92,140 for the years ended December 31, 2001, 2000 and
         1999 and the period from September 16, 1998 (date of
         inception) to December 31, 2001 ..........................        836,134       1,489,056         552,221       2,877,411
       Charges for impairment of certain long-lived and prepaid
        assets (Notes 8 and 9) ....................................      3,159,505         949,418              --       4,108,923
                                                                      ------------    ------------    ------------    ------------

                Total operating expenses ..........................     11,760,408      12,849,315       6,356,856      30,966,579
                                                                      ------------    ------------    ------------    ------------

     Loss from operations .........................................    (11,458,430)    (12,811,092)     (6,354,222)    (30,623,744)
                                                                      ------------    ------------    ------------    ------------

     Other income (expenses):
       Interest income ............................................        704,725       1,527,959          36,761       2,269,445
       Interest expense ...........................................             --          (2,121)       (471,424)       (473,545)
       Loss on write down of marketable securities (Note 3) .......       (314,339)     (1,632,353)             --      (1,946,692)
                                                                      ------------    ------------    ------------    ------------

                Total other income (expenses) .....................        390,386        (106,515)       (434,663)       (150,792)
                                                                      ------------    ------------    ------------    ------------

     Equity in loss of affiliates (Note 9) ........................       (882,146)       (292,118)             --      (1,174,264)
                                                                      ------------    ------------    ------------    ------------

     Loss from continuing operations ..............................    (11,950,190)    (13,209,725)     (6,788,885)    (31,948,800)
                                                                      ------------    ------------    ------------    ------------

     Income (loss) from discontinued operations (Note 15)
       Net loss ...................................................       (236,683)     (4,219,736)             --      (4,456,419)
       Gain on discontinuance (net of $Nil tax effects) ...........      1,725,551              --              --       1,725,551
                                                                      ------------    ------------    ------------    ------------

                Total income (loss) from discontinued operations ..      1,488,868      (4,219,736)             --      (2,730,868)
                                                                      ------------    ------------    ------------    ------------

     Loss before cumulative effect of accounting change ...........    (10,461,322)    (17,429,461)     (6,788,885)    (34,679,668)

     Cumulative effect of accounting change .......................             --        (380,000)             --        (380,000)
                                                                      ------------    ------------    ------------    ------------

     Net loss .....................................................   $(10,461,322)   $(17,809,461)   $ (6,788,885)   $(35,059,668)
                                                                      ============    ============    ============    ============

     Basic and diluted loss per share applicable to
     common stockholders
       Continuing operations ......................................          (0.62)          (0.73)          (0.56)          (1.78)
       Discontinued operations ....................................           0.08           (0.23)             --           (0.15)
       Cumulative effect of accounting change .....................             --           (0.02)             --           (0.02)
                                                                      ------------    ------------    ------------    ------------

       ............................................................          (0.54)          (0.98)          (0.56)          (1.95)
                                                                      ============    ============    ============    ============

       Weighted average shares used in computing per share amounts      19,210,037      18,064,980      12,043,662      17,947,593
                                                                      ============    ============    ============    ============


                See notes to consolidated financial statements.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                (In United States dollars, except share amounts)

                                                                                                    Deficit
                                                                                                  accumulated
                                                         Common stock           Additional        during the            Total
                                                         ------------            paid-in          development       stockholders'
                                                   Shares         Amount         capital             stage             equity
                                                   ------         ------         -------             -----             ------
Balance at September 16, 1998
  (date of inception) ......................              --      $    --      $         --       $         --       $         --
                                                  ----------      -------      ------------       ------------       ------------

Balance at December 31, 1998 ...............              --           --                --                 --                 --
Impact of merger with JRL
  Resources Corp. ..........................       4,040,000        4,040            (4,940)                --               (900)
Issuance of shares of common stock
  in lieu of organizational costs ..........       8,000,000        8,000           300,000                 --            308,000
Issuance of common stock and
  warrants .................................       2,916,667        2,917        17,364,583                 --         17,367,500
Stock based compensation ...................              --           --           646,532                 --            646,532
Proceeds received on issuance of debt
  securities with detachable warrants ......              --           --           410,000                 --            410,000
Net loss for the year ......................              --           --                --         (6,788,885)        (6,788,885)
                                                  ----------      -------      ------------       ------------       ------------

Balance at December 31, 1999 ...............      14,956,667       14,957        18,716,175         (6,788,885)        11,942,247
Issuance of common stock (net of
  issuance cost of $2,095,562) .............       3,228,500        3,229        20,915,835                 --         20,919,064
Fair value of warrants issued with
  common stock .............................              --           --         7,656,124                 --          7,656,124
Stock-based compensation ...................              --           --         3,947,837                 --          3,947,837
Shares issued in business
  combination (Note 1) .....................          24,870           25           623,963                 --            623,988
Shares issued on exercise of warrants ......       1,000,000        1,000         7,799,000                 --          7,800,000
Cumulative effect of accounting change
  for beneficial feature of convertible debt              --           --           380,000                 --            380,000
Net loss for the year ......................              --           --                --        (17,809,461)       (17,809,461)
                                                  ----------      -------      ------------       ------------       ------------

Balance at December 31, 2000 ...............      19,210,037       19,211        60,038,934        (24,598,346)        35,459,799
Issuance of warrants .......................              --           --           174,900                 --            174,900
Cancellation of stock options relating
  to discontinued operations ...............              --           --        (1,947,378)                --         (1,947,378)
Net loss for the year ......................              --           --                --        (10,461,322)       (10,461,322)
                                                  ----------      -------      ------------       ------------       ------------
Balance at December 31, 2001 ...............      19,210,037      $19,211      $ 58,266,456       $(35,059,668)      $ 23,225,999
                                                  ==========      =======      ============       ============       ============


                See notes to consolidated financial statements.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                (In United States dollars, except share amounts)

                                                                                                                        Cumulative
                                                                                                                           from
                                                                                                                         September
                                                                                                                         16, 1998
                                                                              Year ended December 31,                 (inception) to
                                                                      --------------------------------------           December 31,
                                                                      2001             2000             1999               2001
                                                                      ----             ----             ----               ----
Cash flows from operating activities:
Net loss ...................................................     $(10,461,322)     $(17,809,461)     $ (6,788,885)     $(35,059,668)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Equity loss in affiliates ................................          882,146           292,118                --         1,174,264
  Organizational costs in excess of cash paid ..............               --                --           300,000           300,000
  Stock compensation costs (recovery) ......................       (1,772,478)        3,947,837           646,532         2,821,891
  Depreciation .............................................          446,366           575,587           250,382         1,272,335
  (Gain) loss on disposal of equipment .....................          125,537            (6,085)            3,804           123,256
  Loss on disposal of equipment from discontinued operations            6,943                --                --             6,943
  Accretion of discount on loan ............................               --                --           410,000           410,000
  Cumulative effect of accounting change for
    beneficial feature of convertible debt .................               --           380,000                --           380,000
  Amortization of goodwill .................................          325,672           291,282                --           616,954
  Loss recognized on write down of marketable securities ...          314,339         1,632,353                --         1,946,692
  Charges for certain long-lived and prepaid assets ........        3,159,505         2,405,829                --         5,565,334
Changes in operating assets and liabilities
 net of business acquired:
  Trade accounts receivable and accrued interest receivable            96,852           (52,548)               --            44,304
  Prepaid financial advisory fee ...........................               --           672,022          (672,022)               --
  Other prepaid expenses and deposits ......................          110,906          (651,061)         (375,778)         (915,933)
  Amounts due from stockholders ............................               --            12,540           (12,540)               --
  Accounts payable .........................................          (96,706)          183,506           235,340           322,140
  Accrued professional and consulting fees .................         (143,043)          102,821           105,833            65,611
  Accrued salaries .........................................           88,776            40,256                --           129,032
  Other accrued liabilities ................................          (81,969)         (261,085)           30,313          (312,741)
  Amounts due to related companies .........................               --          (239,727)          239,727                --
  Deferred rent ............................................               --           (62,017)           62,017                --
  Deferred revenue .........................................           (5,604)          (12,471)           18,075                --
                                                                 ------------      ------------      ------------      ------------

Net cash used in operating activities ......................       (7,004,080)       (8,558,304)       (5,547,202)      (21,109,586)
                                                                 ------------      ------------      ------------      ------------

Cash flows from investing activities:
  Purchase of property and equipment .......................         (316,323)         (520,614)       (1,199,172)       (2,036,109)
  Proceeds from disposal of equipment ......................           33,284            22,803             5,806            61,893
  Proceeds from sale of subsidiary .........................        1,418,473                --                --         1,418,473
  Effect of acquisition of subsidiary on cash ..............       (2,232,059)       (1,409,319)               --        (3,641,378)
  Investment in marketable securities ......................               --        (2,000,000)               --        (2,000,000)
  Investment in and advances to affiliate ..................       (1,752,467)       (3,400,000)               --        (5,152,467)
  Acquisition of Gasco Energy, Inc. ........................      (19,000,000)               --                --       (19,000,000)
  Loan receivable ..........................................         (270,055)               --                --          (270,055)
                                                                 ------------      ------------      ------------      ------------

Net cash used in investing activities ......................      (22,119,147)       (7,307,130)       (1,193,366)      (30,619,643)
                                                                 ------------      ------------      ------------      ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock ...................               --        30,670,750        18,133,000        48,803,750
  Share issue cost paid ....................................               --        (2,460,458)         (318,750)       (2,779,208)
  Proceeds from exercise of warrants .......................               --         7,800,000                --         7,800,000
  Proceeds from short term loans with detachable warrants ..               --                --         1,000,000         1,000,000
  Proceeds from short term loans ...........................               --                --           750,000           750,000
  Repayment of short term loan .............................               --           (27,007)       (1,722,993)       (1,750,000)
  Principal payments under capital lease obligations .......               --            (5,746)           (1,083)           (6,829)
                                                                 ------------      ------------      ------------      ------------

Net cash provided by financing activities ..................               --        35,977,539        17,840,174        53,817,713
                                                                 ------------      ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents .......      (29,123,227)       20,112,105        11,099,606         2,088,484

Cash and cash equivalents at beginning of year/period ......       31,211,711        11,099,606                --                --
                                                                 ------------      ------------      ------------      ------------

Cash and cash equivalents at end of year/period ............     $  2,088,484      $ 31,211,711      $ 11,099,606      $  2,088,484
                                                                 ============      ============      ============      ============

Supplemental cash information:
Cash paid during the year/period:
  Interest .................................................     $         --      $      2,121      $     61,624      $     63,745
                                                                 ============      ============      ============      ============

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                (In United States dollars, except share amounts)


Non-cash transactions during the year ended December 31, 2001:

(a) In conjunction with the sale of its subsidiary, First Ecommerce Data Services Limited, the Company received from the purchaser a note receivable with a minimum guarantee amount of $2 million (Notes 5 and 9).

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

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (In United States dollars, except share amounts)


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

         Pursuant to an agreement and plan of merger dated February 12, 1999, JRL Resources was merged with and into Brek Energy Corporation (formerly First Ecom.com, Inc.) ("BREK" or the "Company"), a company incorporated in the State of Nevada on February 12, 1999, with no shares issued and outstanding. Pursuant to the agreement and plan of merger, all of the 12,040,000 outstanding common shares of JRL Resources were exchanged on a one-for-one basis for newly issued shares of BREK, with BREK being the surviving corporation. For accounting purposes, this merger is treated as a re-incorporation of JRL Resources as BREK.

         Details of the issuance of common stock are set out in note 13.

         The Company was established to facilitate electronic payment processing of e-commerce transactions for merchants and banks across the Internet. The Company has developed an electronic gateway to convert consumers' credit card information collected by merchants on the Internet into a format that can be processed by banks. The Company acts as an intermediary payment system service provider between on-line merchants, consumers and banks. The principal geographic area in which the Company provides its services is throughout Asia. The Company charges its merchants and banks service fees to process transactions through this gateway.

         During 2001, the Company changed its primary business to that of oil and gas exploration and on July 19, 2001, acquired a 26% non-dilutable voting interest in Gasco Energy, Inc. ("Gasco"). While the main focus of the oil and gas exploration business has been centered in the United States, the Company has been investigating various prospects throughout the world (see Notes 9 and 20).

         Since its inception, the Company has been in the development stage. The Company has acquired and developed its software and hardware and been developing its markets for the electronic payment processing business, however, through December 31, 2001, the Company had insignificant revenues from operations. The Company's affiliate, Gasco has been accumulating oil and gas acreage and commenced drilling to determine the extent of natural gas resources. The Company's ability to emerge from development stage is ultimately dependent upon the operations, including developing sufficient markets.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

         These financial statements have been prepared on the going concern basis notwithstanding that the Company has recurring operating losses and continuing negative cash flows from operations. The directors of the Company believe that the Company's cash and cash equivalents as of December 31, 2001; the private placement completed subsequent to the year end (see Note 20); and the Company's ability to borrow funds and/or raise additional equity are adequate to satisfy the Company's working capital requirements for the foreseeable future.

         On March 31, 2000, the Company acquired the entire issued share capital of Asia Internet Limited ("AIL"), a company incorporated in Hong Kong, for cash consideration of $1.2 million and the issuance of 24,870 shares of common stock at a fair value of $25.09 per share. AIL provided systems integration services. The acquisition of AIL has been accounted for by the purchase method of accounting and, accordingly, the results of operations for the period from March 31, 2000 are included in the consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their estimated fair values. The excess of the purchase price over the fair value of net assets of AIL of $1,747,693 was initially recorded as goodwill, which was to be amortized over 3 years. The amount of goodwill was subsequently subject to an impairment test. The results of the impairment test determined that such goodwill be written off during the year ended December 31, 2000 (see Note 8).

         The following unaudited pro forma financial information presents the results of operations of AIL that would have been included in the consolidated financial statements as if the acquisition had occurred as of the beginning of 2000 and 1999, after giving effect to certain adjustments, including amortization of goodwill. The unaudited pro forma financial information does not necessarily reflect the results of AIL's operations that would have occurred had the Company and AIL constituted a single entity during such periods.

                                                                         Period from
                                                                        September 16,
                                               For the year ended       1998 (date of
                                                  December 31,          inception) to
                                                 ------------            December 31,
                                            2000            1999            2001
                                            ----            ----            ----
                                         (Unaudited)     (Unaudited)     (Unaudited)
     Pro forma revenue included in
       discontinued operations ....     $    966,164      $  46,203      $ 1,012,367
                                        ============      =========      ===========

     Pro forma loss ...............     $   (468,951)     $(783,317)     $(1,252,268)
                                        ============      =========      ===========

     Basic pro forma loss per share     $      (0.03)     $   (0.06)
                                        ============      =========

         The basic pro forma loss per share amounts are based on the pro forma loss for the respective periods and weighted average number of outstanding shares for the years ended December 31, 2000 and 1999 of 18,071,096 and 12,068,532, respectively.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES (continued)

         AIL ceased operations on March 31, 2001, and its operations have been recorded as discontinued operations. Results for the period April 1, 2000 to December 31, 2000 have been reclassified in the financial statements for comparative purposes (see Note 15).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation - The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Affiliated companies (20% to 50% owned companies) in which the Company has significant influence are accounted for using the equity method. The Company's share of earnings (losses) of these companies is included in the accompanying consolidated statement of operations.

         The financial statements as of and for the year ended December 31, 1999 and for the period prior to the merger with JRL Resources reflect the consolidated financial position and results of operations of FEAL. Subsequent to the merger, the financial statements reflect the consolidated financial position and results of operations of BREK (as successor to JRL Resources subsequent to BREK's formation and JRL Resources prior to BREK's formation) and its subsidiary FEAL as well as AIL from the date of its acquisition by BREK.

         Cash and cash equivalents - Cash and cash equivalents include cash on hand, demand deposits and highly liquid instruments with maturities of three months or less when purchased.

         Marketable securities - The Company considers all marketable securities as available-for-sale. All securities are recorded at fair value. Unrealized gains and losses, which are temporary, on marketable securities are reported as a component of other comprehensive income and classified as accumulated other comprehensive income (loss) in shareholders' equity. Realised gains and losses and unrealized losses which are other than temporary on marketable securities are included in earnings and are derived using the specific identification method. Marketable securities consist of equity securities.

         Investments - The Company accounts for its investments in entities where it does not have majority voting or management control, but does have significant influence, using the equity basis. The gains (losses) from equity investments are reported as a component of income (loss).

         Financial Instruments and Financial Risk - The Company's financial instruments consist of current assets and liabilities, a note receivable, a loan receivable and its investment in its equity affiliate. The fair values of the current assets and liabilities approximate the carrying amounts due to the short-term nature of these instruments. The fair value of the note receivable approximates its carrying value. The fair value of the loan receivable of $1,865,244 is an estimate based on current rates available to the issuer for credit of the same remaining duration.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Goodwill - Goodwill is amortized on a straight-line basis over the expected benefit period, estimated at three to seven years, from the date of acquisition.

         Property and equipment - Property and equipment is stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows:

                                                             Over the term
         Leasehold improvements                              of the leases
         Computer equipment and processing system            3 years
         Furniture, fixtures and office equipment            5 years

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

         Software development costs - Internal and external costs incurred to develop internal-use computer software are expensed during the preliminary project stage and capitalized during the application development stage and amortized over three years. During the years ended December 31, 2001, 2000, 1999 and the cumulative period from inception, Nil, $130,816, $94,590 and $225,406 of internal-use computer software development costs were expensed, respectively. As of December 31, 2001 and 2000, capitalized software net of accumulated amortization and impairment charges (Note 8) was $68,411 and $Nil, respectively.

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

         Revenue and cost recognition - Fees generated by transactions processed on behalf of banks and merchants are recognized when the transaction is processed, the fee is determinable, collectibility is probable and evidence of the arrangement exists. One time fees received for the initiation of online payment processing are recognized when services provided. Revenue from systems integration services are recognized over the contract-term based on the percentage of completion.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


2.       Summary of Significant Accounting Policies (continued)

         Costs directly related to a contract that would not have been incurred but for that contract (incremental direct costs) are deferred and charged to expense in proportion to the revenue recognized. All other costs, such as costs of services performed under the contract, general and administrative expenses, advertising expenses and costs associated with the negotiation of a contract prior to it being consummated, are charged to expense as incurred.

         Use of estimates - Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Foreign currency translation - The functional currency of the Company is the Hong Kong dollar. The reporting currency of the Company is the United States dollar. Balance sheet accounts of the Company are translated into United States dollars at exchange rates of the balance sheet date. Income statement items are translated at the average rates during the year. Net translation gains and losses are recorded as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the determination of net loss.

         Income taxes - Deferred income taxes are provided using the asset and liability method. Under this method, deferred income taxes are recognized for all significant temporary differences and operating loss carry forward are classified as current or non-current based upon the classification of the related asset or liability in the financial statements or their expected reversal if they do not relate to a balance sheet item. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized.

         Research and development and advertising - Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $Nil in each of the years ended December 31, 2001, 2000, 1999 and the cumulative period from inception. Advertising costs amounted to $87,607, $241,485, $252,179 and $581,271, respectively in the years ended December 31, 2001, 2000, 1999 and the cumulative period from inception, respectively.

         Start-up and pre-operating costs - Start-up and pre-operating costs are expensed as incurred.

         Comprehensive income - The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity during a period from non-owner sources. The Company had no items of other comprehensive income for the three years ended December 31, 2001.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Stock-based compensation - The Company accounts for stock-based compensation arrangements with employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, between the fair value of the Company's stock and the exercise price of options issued on the date of grant. The unearned compensation is being amortized over the vesting period of the individual options.

         The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

         Net income (loss) per share ("EPS") - Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options) were exercised or converted into common stock using the treasury stock method. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. For the years ended December 31, 2001, 2000 and 1999, options to purchase 3,069,500, 4,272,250 and 1,572,500 shares of common stock and warrants to purchase 2,158,682, 2,893,682 and 1,516,667 shares of common stock were outstanding at various times throughout the reported years, respectively. Also for the year ended December 31, 1999, one convertible security to purchase 125,000 shares of common stock at $8.00 per share was outstanding for approximately 5 months of 1999. The effects of all of these securities were not included in the computation of diluted EPS, as the Company is in a net loss position for all periods since the beginning of operations. At December 31, 2001, 2000 and 1999, options to purchase 1,280,000, 1,809,500 and
         1,512,500 shares of common stock and warrants to purchase 1,893,682, 1,893,682 and 1,516,667 shares of common stock were outstanding, respectively.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent accounting pronouncements - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities", which requires companies to record derivative financial instruments on their balance sheets as assets or liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133", which amends SFAS 133 to be effective for all fiscal years beginning after June 15, 2000. In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB No. 125". The Company's adoption of these pronouncements during 2001 did not have any impact on the results of operations or financial position.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 on July 1, 2001 did not have a significant impact on the Company's financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill and indefinite-life intangible asset amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles with finite lives, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In 2001, the Company adopted transition provisions of SFAS No. 142, which require the discontinuance of goodwill and indefinite life intangible assets amortization for acquisitions and investments made after June 30, 2001. As a result, the excess of cost over the Company's proportionate share of net assets of Gasco Energy, Inc., in which the Company acquired an interest on July 19, 2001, has not been amortized as would have been required prior to the adoption of the transition provisions of SFAS No. 142. The Company will be required to adopt the remaining provisions of SFAS No. 142 on January 1, 2002. Had the Company been accounting for its goodwill under SFAS No. 142 for the periods presented, the Company's net loss and loss per share would have been as follows:

                                                                                      Year ended December 31,
                                                                        ----------------------------------------------------
                                                                           2001                2000                1999
                                                                        ------------        ------------        ------------
         Reported net loss......................................        $(10,461,322)       $(17,809,461)       $ (6,788,885)
         Add: Goodwill amortization.............................             325,671             291,282                  --
                                                                        ------------        ------------        ------------

         Adjusted net loss......................................        $(10,135,651)       $(17,518,179)       $ (6,788,885)
                                                                        ============        ============        ============

         Reported basic and diluted loss per share..............        $      (0.54)       $      (0.98)       $      (0.56)
         Add: Goodwill amortization, per basic
           and diluted share....................................                0.02                0.02                  --
                                                                        ------------        ------------        ------------

         Adjusted basic and diluted loss per share..............        $      (0.52)       $      (0.96)       $      (0.56)
                                                                        ============        ============        ============


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

         The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to the Company on January 2002. The FASB's new rules on asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The Company does not expect implementation of this pronouncement to materially affect the results of its operations or financial position.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Accounting change - In November 2000, the EITF reached a partial consensus on Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"). Since consensus was reached on Issue No. 98-5 in May 1999, there has been diversity in practice as to the measurement of certain beneficial features of convertible instruments. The consensus reached in EITF 00-27 clarifies the measurement of such beneficial features. To the extent that this represents a change in the manner in which an entity previously measured beneficial features of instruments issued subsequent to May 1999, Issue 00-27 requires an entity to re-perform the measurement and report any additional charge as a cumulative effect of change in accounting principle.

         In connection with convertible debt issued in 1999, the Company had previously recorded a beneficial conversion feature of approximately $50,000. However, in accordance with the guidance set forth in EITF 00-27, the Company has recognized an additional beneficial conversion charge of approximately $380,000. The charge is measured by the difference between the effective conversion price of the debt and the fair value of shares of common stock into which the debt is convertible, as measured at the date of issuance. This charge is recognized in the year ended December 31, 2000 as a cumulative effect of change in accounting principle in the accompanying statement of operations, and an increase in additional paid-in capital in the accompanying statement of stockholders' equity.

         Reclassifications - Certain prior year amounts in the accompanying financial statements have been reclassified to conform to current year presentation. These reclassifications had no effect on the results of operations or financial position for any year/period presented.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


3.       MARKETABLE SECURITIES

         Marketable securities comprise of 91,912 shares, after an 8 for 1 reverse stock split on September 7, 2001, of uniView Technologies Corporation, a public company traded on NASDAQ, representing a 2.7% equity interest. The Company has written down the carrying value of the shares by $314,339, $1,632,353, $ Nil and $1,946,692 for the years ended December 31, 2001, 2000 and 1999 and the cumulative period from inception, respectively. The carrying value of the marketable securities was written down to its market value as the declines in value were deemed other than temporary.


4.       PREPAID FINANCIAL ADVISORY FEE

         In 1999, the Company paid a fee of $1,500,000 to a consultant to introduce the Company to financial institutions and other investors, assist in negotiation of debt or equity financing, design and implement public relations and investor relations programs, and develop an advertising strategy for the Company.

         These services were rendered to the Company over the period from March 5, 1999 to August 31, 2000 and the amount paid was deferred and was amortised over the life of the service agreement on a straight-line basis. For the years ended December 31, 2001, 2000, 1999 and the cumulative period from inception, the Company recognized approximately $Nil, $672,000, $828,000 and $1,500,000, respectively in operating expenses in respect of the consultant's fee.


5.       NOTE RECEIVABLE

         On October 19, 2001, the Company completed the sale of its 100% interest in its subsidiary, First Ecommerce Data Services Limited ("FEDS"), to Transworld Payment Solutions N.V. (Note 9). The guaranteed amount of FEDS operating profits is receivable in installments of $350,000, $650,000 and $1,000,000 due March 1, 2003, 2004 and 2005,
         respectively. The guaranteed installments have been recorded at their present value with imputed interest of 2% to 3.5%. Imputed interest of $9,348 was recorded as interest income in the year ended December 31, 2001.


6.       LOAN RECEIVABLE

         During 2001, the Company advanced $270,055 and is expecting to advance a further $79,945 to Vallenar Energy Corp. ("Vallenar"), a company investigating various oil prospects in the southern part of the United States of America. As at December 31, 2001, a third party held $54,945 of the future advance in trust which is classified as other prepaid expenses and deposits. Subsequent to December 31, 2001, these amounts were converted to an equity ownership (see Note 20).

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


7.       PROPERTY AND EQUIPMENT, NET

                                                                  2001         2000
                                                               ---------    ----------
         Leasehold improvements...........................     $      --    $  318,227
         Computer equipment and processing system.........       513,591       570,824
         Furniture, fixtures and office equipment.........        67,294       280,026
                                                               ---------    ----------

                                                                 580,885     1,169,077
         Less accumulated depreciation....................      (323,564)     (590,211)
                                                               ---------    ----------

                                                               $ 257,321    $  578,866
                                                               =========    ==========


         Depreciation expense charged to results of operations for the years ended December 31, 2001, 2000, 1999 and the cumulative period from inception were $446,366 (of which $207,125 is attributable to FEDS), $575,587, $250,382 and $1,272,335, respectively.


8.       CHARGES FOR CERTAIN LONG-LIVED ASSETS AND PREPAID ASSETS

         On October 19, 2001, the Company has disposed of its investment in FEDS and recognized an impairment loss of $3,159,505 for the year ended December 31, 2001 (see Note 9).

         In addition, as a result of certain changes that have occurred within the Company and modifications to the Company's business plan, the Company undertook an impairment review of its long-lived assets and certain prepaid assets during the quarter ended December 31, 2000. In its assessment, the Company determined that the amounts capitalized for its processing system, goodwill relating to AIL and certain prepaid assets, totalling $449,418, $1,456,411 and $500,000, respectively, were not expected to generate positive cash flows in the foreseeable future. Accordingly, in the year ended December 31, 2000, the Company recorded a provision of $2,405,829, which represented the difference between the book value of these assets and their estimated fair value. Due to the discontinuance of AIL in March 2001, the impairment charge related to AIL of $1,456,411 has been reclassified as a component of the net loss from discontinued operations for comparative purpose.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


9.       INVESTMENT IN AND ADVANCES TO AFFILIATES

         First Ecommerce Data Services Limited

         During 2000, the Company acquired a 50% interest in FEDS, a joint venture operation with the Bank of Bermuda, a principal shareholder of the Company, from the Bank of Bermuda for $3 million. The excess of the purchase price over the Company's share of net assets of FEDS at the date of investment based on their estimated fair market value at the date of acquisition was allocated to goodwill. Goodwill amounted to approximately $1.2 million and was being amortized over seven years. In addition, the Company had advanced FEDS an unsecured, non-interest bearing loan of $400,000.

                                                                       2000
                                                                    ----------
         Cost of investment....................................     $3,000,000
         Share in losses of affiliate..........................       (292,118)
                                                                    ----------

                                                                     2,707,882
         Loan..................................................        400,000
                                                                    ----------

                                                                    $3,107,882
                                                                    ==========


         On June 18, 2001, the Company acquired the remaining 50% of the issued shares of FEDS such that FEDS became a wholly-owned subsidiary of the Company. The purchase consideration was $3,581,993 cash for the shares. In addition, the Company acquired a shareholder's loan from the Bank of Bermuda to FEDS in the amount of $668,007. Total consideration paid to the Bank of Bermuda was $4,250,000. Direct costs of $39,542 were incurred in respect of this transaction.

         The acquisition has been accounted for using purchase accounting, and accordingly, the results of operations of FEDS has been included in the Company's consolidated financial statements from June 19, 2001 onwards. The excess of the Company's costs over the fair value of the identifiable net assets of $2,480,877 has been recorded as additional goodwill and has been amortized over a straight-line basis over seven years.

         Prior to June 18, 2001, the Company recorded its share of the losses of FEDS under the equity method. The Company's share of such losses was $390,052 for the period from January 1 to June 18, 2001, and $292,118 for the year ended December 31, 2000.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


9.       INVESTMENT IN AND ADVANCES TO AFFILIATES (CONTINUED)

         Assets acquired and liabilities assumed in the acquisition were as follows:

         Bank and fixed deposits..................................  $ 2,057,483
         Trade accounts receivable................................       11,959
         Prepaid expenses and deposits............................      164,901
         Property plant and equipment.............................    1,486,077
         Accounts payable and other accrued liabilities...........      (77,636)
         Long term liabilities....................................   (1,361,468)
                                                                     ----------

         Estimated fair value of net assets at June 18, 2001......  $ 2,281,316
                                                                     ==========


         Consideration:

         Cash, net of shareholders' loan of $668,007..............  $ 3,581,993
         Share of net assets (50%)................................   (1,140,658)
         Direct costs.............................................       39,542
                                                                     ----------

         Goodwill at acquisition..................................  $ 2,480,877
                                                                     ==========


         Cash outflow from acquisition of subsidiary is made up of:

         Consideration paid.......................................  $ 4,250,000
         Bank and fixed deposits acquired.........................   (2,057,483)
         Direct costs.............................................       39,542
                                                                     ----------

                                                                     $ 2,232,059
                                                                     ==========


         On October 19, 2001, the Company sold its 100% interest in FEDS for cash of $1,663,986 plus 40% of FEDS operating profits for the next three years with a minimum guarantee amount of $2 million and a maximum of $3 million.

         The sale of FEDS resulted in no gain or loss being recorded during the quarter ended December 31, 2001 as the Company had recognized an impairment loss of $3,159,505 at September 30, 2001. Revenues and loss from operations (including impairment loss of $3,159,505) from FEDS included in the accompanying consolidated statements of operations were $250,567 and $664,278, respectively, for the period from June 19, 2001 to October 19, 2001.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


9.       INVESTMENT IN AND ADVANCES TO AFFILIATES (CONTINUED)

         Gasco Energy, Inc.

         On July 19, 2001, the Company acquired an equity interest in Gasco Energy, Inc. ("Gasco"), a Nevada Corporation traded on the Over-the-Counter Bulletin Board. The Company paid $19 million for preferred shares which are convertible into 9.5 million common shares at the Company's option. These preferred shares bear no cumulative dividends.

         This acquisition entitles the Company to 26% of the voting power of Gasco, which will not be diluted by further issuances of common stock. The Company is entitled to a seat on Gasco's board of directors and a position on the executive committee, which will be largely responsible for operating the business of Gasco. The Company's shares are also entitled to vote as a class on certain extraordinary matters for extraordinary circumstances. The Company has agreed not to dispose of its stake for three years, however, the Company is permitted to dispose of up to 10% of its holdings annually.

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

         The Company's equity in losses of Gasco during the year ended December 31, 2001 is $492,094.

         Summarized financial information of Gasco is shown below.

                                                                    2001             2000
                                                                    ----             ----
         Assets, liabilities and stockholders' equity:

         Current assets......................................    $12,453,684        $1,007,984
         Non current assets..................................      9,204,841         1,999,275
         Current liabilities.................................        593,100         1,428,354
         Non current liabilities.............................             --                --
         Stockholders' equity................................     21,065,425         1,578,905

                                                                    2001             2000              1999
                                                                    ----             ----              ----
         Operating results:

         Net sales...........................................    $    36,850        $       --        $      --
         Loss from continuing operations.....................     (4,129,459)         (843,261)        (736,834)
         Net loss............................................     (4,129,459)         (843,261)        (736,834)
         Deemed distribution on preferred shares.............    (11,400,000)               --               --
         Net loss attributable to common shareholders........    (15,529,459)         (843,261)        (736,834)

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


9.       INVESTMENT IN AND ADVANCES TO AFFILIATES (CONTINUED)

         Gasco recognized $11,400,000 as a deemed distribution to the holders of the preferred shares, being the Company, upon issuance due to a beneficial conversion feature of the preferred shares into Gasco's common stock in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments" and EITF 00-27. The deemed distribution is the difference between the market price on the date of issuance ($3.20) and the conversion rate.

         The financial information for December 31, 2000 and 1999 is in respect of Pannonian Energy, Inc. ("Pannonian") prior to its merger with Gasco on February 1, 2001. Gasco accounted for this transaction as a reverse acquisition with Pannonian as an accounting acquirer.


10.      INCOME TAXES

         As the Company is in its development stage and incurred losses since its inception, no income tax expense was recognized for the years ended December 31, 2001, 2000 and 1999. There were no taxes payable at December 31, 2001, 2000 and 1999.

         The components of net loss are as follows:

                                                                                        Year ended December 31,
                                                                        ---------------------------------------------------
                                                                            2001                2000                1999
                                                                        ------------        ------------        -----------
         United States of America...............................       $  (6,353,148)       $ (9,160,736)       $(3,320,145)
         Hong Kong..............................................          (3,748,476)         (6,977,789)        (3,296,455)
         Other countries (British Virgin Islands,
           Bermuda and Canada)..................................            (359,698)         (1,670,936)          (172,285)
                                                                        ------------        ------------        -----------

                                                                        $(10,461,322)       $(17,809,461)       $(6,788,885)
                                                                        ============        ============        ===========

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


10.      INCOME TAXES (continued)

         During the years ended December 31, 2001, 2000 and 1999, the Company operated predominantly in Hong Kong and is therefore subject to Hong Kong Profits Tax. A reconciliation of income taxes computed at the Hong Kong statutory tax rate of 16% to the income tax expense is as follows:

                                                                                 2001             2000             1999
                                                                             -----------       -----------      -----------
         Income tax benefit at statutory tax rate......................      $ 1,673,812       $ 2,849,514      $ 1,086,222
         Effect of rate differential on transactions subject
           to rates of other tax jurisdictions.........................        1,462,612           393,723          291,300
         Non-deductible items
           Stock-based compensation....................................          283,596          (631,654)        (103,445)
           Charge on write down of marketable securities...............          (50,294)         (261,176)            -
           Charge for long-lived assets and amortization
               of goodwill.............................................          (52,108)         (313,026)            -
           Other.......................................................             -             (171,062)            -
         Non-taxable items primarily interest income...................           53,731           193,217            1,942
         Valuation allowance...........................................       (3,371,349)       (2,059,536)      (1,276,019)
                                                                             -----------       -----------      -----------
                                                                             $        --       $        --      $        --
                                                                             ===========       ===========      ===========


         The components of deferred income tax assets and liabilities are as follows:

                                                                                             2001                  2000
                                                                                             ----                  ----
         Deferred tax assets:
           Net operating loss carry forwards....................................          $ 6,798,362           $ 3,441,203
           Less valuation allowance.............................................           (6,706,904)           (3,335,555)
                                                                                          -----------           -----------

           Net deferred tax assets..............................................               91,458               105,648
         Deferred tax liabilities:..............................................
           Property and equipment, principally due to differences
             in depreciation....................................................               91,458               105,648
                                                                                          -----------           -----------

         Net deferred tax assets/liabilities....................................          $        --           $        --
                                                                                          ===========           ===========

         Net operating loss carryforwards at December 31, 2001, 2000 and 1999, of $17,071,744, $13,076,137 and $5,241,936, respectively, relating to the Company's operations in Hong Kong can be carried forward indefinitely. Net unconsolidated operating loss carry forwards of BREK at December 31, 2001, 2000 and 1999, of $9,033,426, $5,047,907 and
         $1,618,331, respectively, can be carried forward for 20 years. Net operating loss carryforward at December 31, 2001 of $4,140,107, relating to the Company's subsidiary incorporated in the United States of America can be carried forward for 15 years.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


11.      STOCK OPTIONS

         The 1999 Stock Option Plan allows the Company to grant up to 3,000,000 stock options to employees and directors. In addition, the Company's 2001 Stock Option/Warrant Plan allows the Company to grant up to 5,000,000 stock options to employees, directors and consultants.

         2001 Stock Option/Warrant Plan

         During the year ended December 31, 2001, the Company granted the following share options to employees, directors and consultants:

                                 Number of                        Fair Value at
         Date of Grant            Options       Exercise Price    date of grant
         -------------           ---------      --------------    -------------

         October 31, 2001        1,260,000           $0.40            $0.41

         On October 31, 2001 the Company approved the granting of new options to employees and directors with an exercise price of $0.40 per share, providing the holders first rescinded their existing grants of options and warrants (if any). Holders of 825,000 options granted under the 1999 Stock Option Plan and 235,000 warrants granted on March 29, 2001 elected to rescind their existing grants and these were replaced with new grants totalling 765,000 options. The fair value of the shares at the date of the replacement grants was $0.41 per share. The modified grants were accounted for using variable accounting according to FASB Interpretation No. 44. Additionally, on October 31, 2001, the Company granted new options to employees, directors and consultants to purchase up to 495,000 shares of the Company's common stock at a price of $0.40 per share. The fair value of the shares at the date of grant was $0.41 per share. Of the 495,000 options issued on October 31, 2001, 285,000 options were granted to consultants to purchase up to 285,000 shares of the Company's common stock at a price of $0.40 per share. The fair value of the options amounting to $108,300 were accounted for as operating expenses and the fair value was estimated on the date of issue using the Black-Scholes option-pricing model with the following assumptions used: risk-free interest rate of 5.5%; expected life of 5 years; 151% expected volatility; and no dividends.

         The options granted on October 31, 2001 are vested immediately and will expire on October 31, 2006.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


11.      STOCK OPTIONS (CONTINUED)

         1999 Stock Option Plan

         The Company granted the following share options to employees, directors and consultants:

                                 Number        Exercise        Fair Value at
         Date of Grant         of Options        Price         date of Grant
         -------------         ----------        -----         -------------
                                                   $                 $

         February 1, 2000        797,000           9.90              10.13
         February 25, 2000        15,000           9.90              30.00
         March 1, 2000            50,000           9.90              30.44
         April 1, 2000           315,000           9.90              25.09
         April 17, 2000           95,000          13.50              14.00
         May 12, 2000              7,000          14.00              14.03
         June 19, 2000            50,000           9.90              11.25
         August 29, 2000       1,145,750           5.05               5.91
         August 29, 2000         285,000           5.05               5.91
         June 22, 1999         1,137,500           7.65               9.06
         September 15, 1999      100,000           7.65               6.88
         November 4, 1999        335,000           7.65               8.06

         On August 29, 2000, the Company approved the granting of new options, providing the holders first rescinded their existing grants, with a new exercise price of $5.05 per share. Holders of 1,145,750 stock options elected to rescind their grants and these were replaced with a like number of new grants. The fair value of the shares at the date of the replacement grants was $5.91 per share. The modified grants were accounted for using variable accounting according to FASB Interpretation No. 44.

         Additionally, on August 29, 2000, the company granted new options to purchase up to 285,000 shares of the Company's common stock at a price of $5.05 per share. The fair value of the shares at the dates of grant was $5.91 per share.

         All share options granted under the 1999 Option Plan are exercisable at 50% one year after the date of issue and the remaining 50% two years after the date of issue. All options, if remaining unexercised, expire five years after the date of issue. All vested options lapse within three months of termination of employment.

         During the year ended December 31, 2001, the Company had a net recovery of compensation costs of $1,772,478 relating to stock options after the reversal of $1,947,378 of unvested stock compensation costs previously recorded due to the forfeiture of 964,500 options upon the termination of staff; $1,852,570 of such cost related to the system integration business, which the Company decided to discontinue during the quarter ended March 31, 2001. During the years ended December 31, 2000, 1999 and the cumulative period from inception to December 31, 2001, compensation expense was $3,947,837 (including AIL compensation charges of $2,159,518 which has been reclassified to discontinued operations to conform to current year presentation), $646,532 and $2,821,891, respectively.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


11.      STOCK OPTIONS (continued)

         Had compensation costs been determined consistent with the fair value approach enumerated in SFAS No. 123, the Company's net loss for the years ended December 31, 2001, 2000 and 1999, would have been as below:

                                                                                        Year ended
                                                                                       December 31,
                                                                     2001                  2000                  1999
                                                                     ----                  ----                  ----
                                                                       $                     $                     $
         Net loss                       As reported                10,461,322            17,809,461            6,788,885
                                        Proforma                    9,542,863            20,598,526            8,113,944

         Net loss per share             As reported                      0.54                  0.98              0.56
                                        Proforma                         0.50                  1.14              0.67

         For the stock options granted during the year ended December 31, 2001, the fair value of options used in calculating the proforma information above has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free interest rate of 5.5% (2000 and 1999: 5.5%); expected life of 3 and 5 years (2000 and 1999: 3 years); expected volatility ranging from 93.15% to 150.69% (2000: 93.15% to 129.54%; 1999: 51.45% to
         91.2%), depending on the date of grant; and no dividends.

         A summary of the activity of the Company's stock option plans are presented below:

         2001 Stock Option/Warrant Plan

                                                                                               Weighted
                                                                          Number                average
                                                                        of options          exercise price
                                                                        ----------          --------------
         Outstanding at beginning of year.............................           --             $   --
         Granted......................................................    1,260,000               0.40
                                                                          ---------             ------

         Outstanding at end of year...................................    1,260,000               0.40
                                                                          =========             ======


         Total options outstanding and exercisable at year end........    1,260,000                 --
                                                                          =========             ======


         Weighted-average fair value..................................                            0.38
                                                                                                ======

         At December 31, 2001 the weighted-average remaining contractual life of outstanding options was 4.83 years.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


11.      STOCK OPTIONS (continued)

         1999 Stock Option Plan

                                                                           Year ended December 31,
                                                        2001                        2000                      1999
                                               ------------------------    ------------------------   ---------------------------
                                                            Weighted-                   Weighted-                     Weighted-
                                                Number       average        Number       average        Number         average
                                              of options exercise price   of options exercise price    of options   exercise price
                                              ---------- --------------   ---------- --------------    -----------   --------------
                                                                $                           $                              $

         Outstanding at beginning of year.    1,809,500        5.93        1,512,500       7.65               --            --
         Granted..........................           --          --        2,759,750       7.52        1,572,500          7.65
         Forfeited........................     (964,500)       6.21       (1,317,000)      7.98          (60,000)         7.65
         Rescinded........................     (825,000)       5.52       (1,145,750)      9.68               --            --
                                              ---------       -----       ----------      -----        ---------         -----

         Outstanding at end of year.......       20,000        9.34        1,809,500       5.93        1,512,500          7.65
                                              =========       =====       =========        ====        =========         =====

         Options exercisable at year end..       20,000          --          393,750         --               --            --
                                              =========       =====       ==========       ====        =========         =====

         Weighted-average fair value......                    12.03                        7.13                           3.97
                                                              =====                       =====                          =====

         Subsequent to December 31, 2001, the remaining 1999 Stock Option Plan options were forfeited.


12.      SHORT TERM LOANS AND WARRANTS

         On March 29, 2001, the Company issued 265,000 warrants to certain directors and employees to purchase a total of 265,000 shares of the Company's common stock at $1.25 per share. The market value of the Company's shares at the date of issue was $0.84 per share. These warrants are exercisable through March 31, 2004. During the year ended December 31, 2001, 30,000 warrants were returned and forfeited and 235,000 warrants were rescinded in exchange for replacement grants of stock options (Note 11).

         On March 6, 2000, the Company sold a total of 3,228,500 units at $9.50 per unit pursuant to a private placement, for cash proceeds of $30,670,750. Each units consists of one share of the Company's common stock and one warrant to purchase one third of a share of the Company's common stock. The warrants, which are exercisable through March 5, 2005, entitle the holder to purchase one-third of a share of common stock at $11.40 per share.

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

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


12.      SHORT TERM LOANS AND WARRANTS (continued)

         In connection with the private placement on March 6, 2000, the Company granted warrants to purchase 26,923 shares at $7.80 per share, and 223,925 shares at $11.40 per share, of the Company's common stock to an investment bank. These warrants expire on March 9, 2005. Included in the fair value of warrants issued with common stock of $7,656,124 is $1,374,446 allocated to the fair value of the warrants issued to the investment bank in connection with the private placement. The fair value was estimated on the date of issue using the Black-Scholes option-pricing model with the following assumptions used: risk-free interest rate of 5.5%; expected life of 5 years; 116% expected volatility; and no dividends.

         On June 30, 2000, the Company issued 50,000 warrants to a former employee to purchase 50,000 shares of the Company's common stock at $8.55 per share. The market value of the Company's shares at the date of issue was $9.84. These warrants will be exercisable for a period of two years from the date of issue. The fair value of the warrants were accounted for as operating expenses and fair value was estimated on the date of issue using the Black-Scholes Option-pricing model with the following assumptions used: risk-free interest rate of 5.5%; expected life of 5 years; 87% expected volatility; and no dividends.

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

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


12.      SHORT TERM LOANS AND WARRANTS (continued)

         On October 27, 1999 the Company entered into a loan agreement with a company wholly-owned by three shareholders of the Company for the advance of $250,000 repayable by January 21, 2000. Pursuant to the terms of the loan agreement, the loan bears interest at 12% per annum. On December 30, 1999, $222,993 was repaid and the remaining $27,007 was repaid in 2000.

         On November 12, 1999, the Company entered into a loan agreement with the same company wholly owned by three shareholders of the Company for the advance of a $500,000 short-term loan repayable on or before January 10, 2000. Pursuant to the terms of the loan agreement, the loan bears interest at 12% per annum. On December 30, 1999, this loan was fully repaid.

         The Company has warrants to purchase the following number of common shares of the Company outstanding as at December 31, 2001.

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


13.      COMMON STOCK

         In July 2000, 1,000,000 shares were issued for total proceeds of $7,800,000 upon warrants issued on November 26, 1999, being exercised.

         Pursuant to the agreement to acquire all of the outstanding shares of AIL in March 2000, the Company issued 24,870 shares at a deemed total value of $623,988.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


13.      COMMON STOCK (continued)

         On January 28, 1999, the Company issued 8,000,000 common shares to financial advisors for services, at a deemed fair value of the services provided of $300,000, rendered in connection with organizational activities of the Company plus the nominal amount of cash of 8,000, for total consideration of $308,000 or $0.0385 per share.

         On March 3, 1999, the Company issued 500,000 common shares at $4 per share for total net proceeds of $2,000,000.

         On September 8, 1999, the Company issued 166,667 common shares at $9 per share for total net proceeds of $1,500,000.

         On November 26, 1999, the Company issued 1,000,000 common shares at $6.50 per share for total net proceeds of $6,230,000, net of share issue costs of $270,000. Each of these shares had attached a five-year warrant to purchase one new common share for $7.80 per share. These warrants, which were exercisable at any time up to November 25, 2004, were exercised in July 2000.

         On December 23, 1999, the Company issued 1,250,000 common shares at a price of $6.50 per share for total proceeds of $7,637,500, net of share issue costs of $487,500. Each of these shares had attached a five-year warrant to purchase one-third of one new common share for $7.80 per whole share and is exercisable at any time up to December 22, 2004.


14.      SHAREHOLDER RIGHTS PLAN

         On December 5, 2001, the Company adopted a rights plan to declare a dividend distribution of one common share purchase right (a "right") for each outstanding share of the Company's common stock as of a record date which shall not be declared later than March 31, 2002 (Note 20(e)).

         Each right would entitle shareholders to buy five common shares at $0.01 per share if certain events occurred relating to a person or group acquiring or attempting to acquire 10% or more of the outstanding shares of common stock without the approval of the Company's Board of Directors. The rights are exercisable until December 31, 2020.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


15.      DISCONTINUED OPERATIONS

         Asia Internet Limited

         The Company decided in the first quarter of 2001 to discontinue its systems integration business, which was carried on through its wholly-owned subsidiary, AIL. The discontinued operations resulted in a gain on discontinuance of $1,725,551 due to reversal of $1,852,570 of unvested stock compensation costs previously recorded relating to AIL employees, net of severance pay of $127,019. The assets and liabilities of the discontinued operations included in the accompanying consolidated balance sheet at December 31, 2001 and 2000 were $7,736, and $273,431, $148,818 and $363,344, respectively. Revenues for the system integration business were $92,237, $816,648, and $908,885 for the year ended 2001 and 2000 and the period from September 16, 1998 (inception) to December 31, 2001, respectively. Net loss was $236,683 and $4,219,736 for the years ended December 31, 2001 and 2000, respectively.


16.      RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2001, the Company paid consulting fees to certain former directors of $28,629.

         During 2001, the Company advanced $270,055 to Vallenar. A director and officer of the Company are also directors of Vallenar, and certain shareholders of the Company's affiliate, Gasco, are also shareholders of Vallenar.

         AIL was considered a related party to the Company as a 30% shareholder of AIL is also a director and stockholder of the Company. AIL provided technical support, system maintenance and other professional services to the Company and purchased computer and office equipment on behalf of the Company. During the year ended December 31, 2000 and prior to the acquisition of AIL by the Company, the Company paid $91,871 (1999:
         $465,442) to AIL for the above services. During the year ended December 31, 2000, the amounts charged by AIL to the Company for technical support, system maintenance and other professional services, and purchase of computer and office equipment on the Company's behalf were $283,157 for services and $15,290 for purchases, respectively (1999:
         $401,054 for services and $148,526 for purchases, respectively).

         On March 31, 2000, the Company completed the acquisition of AIL and AIL's assets and liabilities have been consolidated into the Company's financial statements as of that date.

         A director and shareholder of the Company was a partner in a law firm (the "firm") to which the Company paid legal fees in the ordinary course of its business. The amount paid by the Company and charged by the firm during the year ended December 31, 2000 was $373,497 (1999:
         $315,056 advanced to the firm by the Company and $395,364 the amount charged by the firm). Effective June 15, 2000, the director resigned from the firm and entered into a consultancy agreement directly with the Company for a monthly fee of $16,129. For the year ended December 31, 2000, $106,153 was paid to this former director.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


16.      RELATED PARTY TRANSACTIONS (continued)

         During the year ended December 31, 2000, a director of the Company received consulting fees of $25,000 of which the Company paid in the ordinary course of its business.

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


17.      SEGMENT INFORMATION

         In 2001, the Company changed the composition of its segments to reflect the discontinuation of the systems integration business and to reflect the internal reorganization around oil and gas development and exploitation and payment processing. Prior year disclosures have been restated for consistent presentation.

         Payment processing is viewed as operating in two different geographical areas, Asia Pacific and Americas. The Company's oil and gas operations only operate in the Americas. The discontinued systems integration activities only operated in Asia Pacific. Summarized financial information by segment for the years ended December 31, 2001, 2000 and 1999, as taken from internal management reports is as follows:

                                                                           For the year ended December 31,
                                                                      ---------------------------------------
                                                                         2001         2000           1999
                                                                      ---------     --------        ---------
         Revenue

         Segments
         Payment processing
           Asia Pacific...........................................    $  51,411     $ 38,223        $   2,634
           Americas...............................................      250,567           --               --
         Oil and gas..............................................           --           --               --
                                                                      ---------     --------        ---------
                                                                      $ 301,978     $ 38,223        $   2,634
                                                                      =========     ========        =========

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


17.      SEGMENT INFORMATION (continued)

                                                               For the year ended December 31,
                                                               -------------------------------
                                                        2001                 2000              1999
                                                     ------------        ------------      ------------
         Profit and Loss

         Segments
         Payment processing
           Asia Pacific...........................   $ (6,673,642)       $(13,087,841)     $ (6,788,885)
           Americas...............................     (4,551,979)           (501,884)               --
         Oil and gas..............................       (724,569)                 --                --
         Discontinued operations..................      1,488,868          (4,219,736)               --
                                                     ------------        ------------      ------------
                                                     $(10,461,322)       $(17,809,461)     $ (6,788,885)
                                                     ============        ============      ============

                                                                                    As at
                                                                                 December 31,
                                                                       ---------------------------------
                                                                          2001                  2000
                                                                       -----------           -----------
         Assets

         Segments
         Payment processing
           Asia Pacific......................................          $   230,561           $32,692,717
           Americas..........................................                   --             3,127,637
         Oil and gas.........................................           23,259,081                    --
         Discontinued operations.............................                7,736               148,818
                                                                       -----------           -----------
                                                                       $23,497,378           $35,969,172
                                                                       ===========           ===========

         Stock compensation (recovery) expense by segment is as follows:

                                                                                Cumulative from
                                                                               September 16, 1998
                                         For the year ended December 31,      (date of inception)
                                     --------------------------------------           to
                                         2001          2000         1999       December 31, 2001
                                     -----------    ----------   ----------    -----------------
         Segments
         Payment processing
           Asia Pacific ...........  $    20,007    $1,759,554   $  646,532       $2,426,093
           Americas ...............      (28,765)       28,765           --               --
         Oil and gas ..............       88,850            --           --           88,850
         Discontinued operations ..   (1,852,570)    2,159,518           --          306,948
                                     -----------    ----------   ----------       ----------
                                     $(1,772,478)   $3,947,837   $  646,532       $2,821,891
                                     ===========    ==========   ==========       ==========

         Depreciation expense for the payment processing segment for the years ended December 31, 2001, 2000, 1999 and the cumulative period from inception were $444,687, $553,806, $250,382 and $1,248,875, respectively. Depreciation expense for the systems integration segment for the years ended December 31, 2001, 2000, 1999 and the cumulative period from inception were $1,679, $21,781, $Nil and $23,460, respectively.

         Americas payment processing profit and loss includes $390,052, $292,118 and $Nil of equity in the losses of investees accounted for by the equity method for the years ended December 31, 2001, 2000 and 1999, respectively. Oil and gas profit and loss includes $492,094 of equity in the loss of an investee accounted for by the equity method for the year ended December 31, 2001.

         Oil and gas assets as of December 31, 2001 included $18,507,906 of investment in an equity method investee. Americas payment processing assets as of December 31, 2000 include $3,107,882 of investment in an equity method investee.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


18.      COMMITMENTS AND CONTINGENCIES

         The Company leases office and other premises under non-cancellable operating leases. The lease commitments for the next five years are:

         2002.............................................      $216,419
         2003.............................................        76,032
                                                                --------

         Total............................................      $292,451
                                                                ========


         Rent expense for the years ended December 31, 2001, 2000, 1999 and the cumulative period from inception was $372,178, $611,509, $276,431 and $1,260,118, respectively.

         The Company has entered into employment agreements with its employees. These agreements require severance payments of a minimum of four weeks salary upon their termination without cause. If the employment agreements were terminated without cause, at December 31, 2001, the Company would have a liability for minimum contractual severance pay of approximately $330,000.

19.      CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, trade accounts receivable, a note receivable and a loan receivable. The fair values of the current assets and liabilities and the note receivable approximate the carrying amounts due to the short-term nature of these instruments. The fair value of the loan receivable of $1,865,244 is an estimate based on current rates available to the issuer for credit of the same remaining duration.

         The Company's business activities and accounts receivable are principally in Hong Kong with a limited number of customers. The largest customer accounts for 52% of the total revenue excluding those post acquisition revenue recorded from FEDS which was sold on October 19, 2001.

         The Company maintains allowances for estimated potential bad debt losses. During the years ended December 31, 2001 and 2000, the Company maintained provisions for doubtful accounts of $Nil and $11,558, respectively. Bad debt expense was $12,531, $40,768, $35,884 and $89,183, for the years ended December 31, 2001, 2000, 1999 and the cumulative period from inception, respectively. The write-offs of bad debt provisions were $24,089, $29,210, $35,884 and $89,183 for the years ended December 31, 2001, 2000, 1999 and the cumulative period from inception, respectively.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)


20.      SUBSEQUENT EVENTS

         Subsequent to December 31, 2001:

         (a) At the Company's annual meeting of stockholders held on January 29, 2002 resolutions to change of the Company's name from First Ecom.com, Inc. to Brek Energy Corporation and to increase of authorized capital from 200,000,000 common shares to 300,000,000 common shares were approved.

         (b) On January 16, 2002 the Company entered into agreements with holders of 7,000,000 common shares of Gasco to exchange their Gasco shares for a total of 19,250,000 shares of the Company, subject to the approval of the Company's shareholders.

         (c) On March 11, 2002 the Company exercised an option to convert 500 of its Gasco preferred shares into 4,750,000 Gasco common shares. The remaining 500 Gasco preferred shares retains the 26% voting right in Gasco (see Note 9).

         (d) On March 12, 2002 the Company converted its loan receivable of $325,000 (see Note 6) plus an additional $25,000 into 733,333 Series 'A' Preferred Shares of Vallenar. In addition, the Company acquired 2,512,500 common shares of Vallenar for $12,562. After additional equity financing being undertaken by Vallenar, it is anticipated that the Company will hold a 26% equity interest.

         (e) On March 20, 2002, the Company declared a dividend of one common share purchase right for each outstanding share of common stock of the Company. The dividend is payable to the shareholders of record on that date. The Company has reserved 96,050,185 treasury shares for the exercise of these rights.

         (f) In March 2002, the Company issued 3,045,000 common shares by way of a private placement to various insiders and affiliates for total proceeds of $1,522,500.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Gasco Energy, Inc.:

We have audited the accompanying consolidated balance sheet of Gasco Energy, Inc. and subsidiaries (the "Company"), a development stage company, (formerly known as San Joaquin Resources, Inc.) as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period from May 21, 1998 (date of incorporation) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of December 31, 2000 and for the year then ended and for the period May 21, 1998 (date of incorporation) through December 31, 2000 and the financial statements for the year ended December 31, 1999 and for the period May 21, 1998 (date of incorporation) through December 31, 1999 were audited by other auditors whose reports, dated September 20, 2001 and December 4, 2000, expressed unqualified opinions on those statements, and both reports included an explanatory paragraph describing conditions which raised substantial doubt about the Company's ability to continue as a going concern. The financial statements for the period May 21, 1998 (date of incorporation) through December 31, 2000 reflect total revenues and net loss of $200,000 and $1,586,095, respectively, of the related totals. The other auditors' reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, and for the period from May 21, 1998 (date of incorporation) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche, LLP


Denver, Colorado
March 15, 2002

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders GASCO ENERGY, INC.

We have audited the accompanying balance sheet of Gasco Energy, Inc. (formerly known as Pannonian Energy Inc.) and subsidiaries (a development stage company) as of December 31, 2000, the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, and cumulative amounts from inception to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 1998 and 1999 were audited by other auditors whose report dated December 4, 2000 included an explanatory paragraph describing conditions which raise substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gasco Energy, Inc. and its subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended and cumulative amounts from inception to December 31, 2000 in conformity with accounting principals generally accepted in the United States of America.


                                            Wheeler Wasoff, P.C.

Denver, Colorado
September 20, 2001

Report of Independent Accountants

To the Board of Directors and Shareholders of Gasco Energy, Inc. (formerly Pannonian Energy, Inc.)

In our opinion, the accompanying statements of operations, changes in stockholders equity and cash flows from inception on May 21, 1998 through December 31, 1999 present fairly, in all material respects, the results of operations and cash flows of Gasco Energy, Inc, (formerly Pannonian Energy, Inc.) from inception on May 21, 1998 through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance wit auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements from inception on May 21, 1998 through December 31, 1999 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the December 31, 1999 financial statements (not presented separately herein) the Company has suffered recurring losses from operations and net operating cash outflows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the December 31, 1999 financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
December 4, 2000

                               GASCO ENERGY, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                ---------------------------
                                                                                    2001            2000
                                                                                ------------    -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                  $ 12,296,585    $   881,041
     Accounts receivable and prepaid expenses                                        157,099         13,923
     Due from joint interest partners                                                     --        113,020
                                                                                ------------    -----------
        Total Current Assets                                                      12,453,684      1,007,984

OIL AND GAS PROPERTIES, at cost, accounted for using
      the full cost method of accounting                                           9,152,740      1,991,290
PROPERTY AND EQUIPMENT, net                                                           52,101          7,985
                                                                                ------------    -----------
                                                                                $ 21,658,525    $ 3,007,259
                                                                                ============    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                      $    593,100    $   221,972
     Accrued-bonus payable                                                                --        423,000
     Notes payable-related                                                                --        544,280
     Notes payable-other                                                                  --        239,102
                                                                                ------------    -----------
        Total Current Liabilities                                                    593,100      1,428,354
                                                                                ------------    -----------
COMMITMENTS (see Note 9)

STOCKHOLDERS' EQUITY
   Series A Convertible Redeemable preferred stock-$.001 par value; 5,000,000 shares authorized; 1,000 shares issued and outstanding in 2001,
        none in 2000                                                                       1             --
   Common stock-$.0001 par value; 100,000,000 shares authorized;
       27,252,500 shares issued and 27,178,800 shares outstanding in 2001;
       13,800,595 shares issued and outstanding in 2000                                2,725          1,380
   Additional paid in capital                                                     38,569,923      3,163,620
   Deferred compensation                                                            (261,375)
   Deficit accumulated during the development stage                              (17,115,554)    (1,586,095)
   Less cost of treasury stock of 73,700 common shares in 2001                      (130,295)            --
                                                                                ------------    -----------
                                                                                  21,065,425      1,578,905
                                                                                ------------    -----------
                                                                                $ 21,658,525    $ 3,007,259
                                                                                ============    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               GASCO ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Year Ended                 Cumulative
                                                          December 31,                  from Inception
                                         --------------------------------------------   to December 31,
                                             2001             2000           1999            2001
                                         ------------    ------------    ------------   ---------------
REVENUES
     Oil and gas                         $     36,850              --              --    $     36,850
     Gain on sale of permit                        --    $    200,000              --         200,000
     Interest                                 193,352              --              --         193,352
                                         ------------    ------------    ------------    ------------
                                              230,202         200,000    $         --         430,202
                                         ------------    ------------    ------------    ------------
OPERATING EXPENSES
     General and administrative             4,331,825         951,734         738,153       6,027,175
     Lease operating                           12,679              --              --          12,679
     Interest                                  67,363          61,776          13,347         142,486
                                         ------------    ------------    ------------    ------------
                                            4,411,867       1,013,510         751,500       6,182,340
                                         ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSES)                        52,206         (29,751)         14,666          36,584
                                         ------------    ------------    ------------    ------------
NET LOSS                                   (4,129,459)       (843,261)       (736,834)     (5,715,554)
                                         ------------    ------------    ------------    ------------
Series A Convertible Redeemable
   Preferred Stock deemed distribution    (11,400,000)             --              --     (11,400,000)
                                         ------------    ------------    ------------    ------------
NET LOSS ATTRIBUTABLE TO
    COMMON SHAREHOLDERS                  $(15,529,459)   $   (843,261)   $   (736,834)   $(17,115,554)
                                         ============    ============    ============    ============
NET LOSS PER COMMON SHARE
    BASIC AND DILUTED                    $      (0.63)   $      (0.06)   $      (0.06)   $      (1.01)
                                         ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC AND DILUTED       24,835,144      13,800,595      11,923,093      16,998,353
                                         ============    ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               GASCO ENERGY, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Convertible Redeemable                                        Additional
                                                              Preferred Stock                 Common Stock                Paid in
                                                          Shares           Amount         Shares         Amount           Capital
                                                        -----------     -----------     ----------    ------------     -----------
Balance, at Inception (May 21, 1998)
   Net loss                                                      --              --             --              --              --
                                                        -----------     -----------     ----------    ------------     -----------
Balance, December 31, 1998                                       --              --             --              --              --
   Issuance of common shares                                     --              --     13,800,595    $      1,380     $ 3,163,620
   Net loss                                                      --              --             --              --              --
                                                        -----------     -----------     ----------    ------------     -----------
Balance, December 31, 1999                                       --              --     13,800,595           1,380       3,163,620
   Net loss                                                      --              --             --              --              --
                                                        -----------     -----------     ----------    ------------     -----------
Balance, December 31, 2000                                                              13,800,595           1,380       3,163,620
   Distribution of assets                                                                                               (2,023,568)
   Issuance of common shares in connection with
    reverse acquisition of San Joaquin Resources, Inc.                                   9,549,405             955         571,389
   Issuance of 1,000 convertible redeemable
    preferred shares                                          1,000     $         1                                     17,430,366
   Issuance of common shares                                                             3,902,500             390       7,343,147
   Options issued for services                                                                                             686,148
   Amortization of deferred compensation expense
   Deemed distribution                                                                                                  11,400,000
   Repurchase of common stock
   Net loss                                                      --              --             --              --              --
                                                        -----------     -----------     ----------    ------------     -----------
Balance, December 31, 2001                                    1,000     $         1     27,252,500    $      2,725     $38,571,102
                                                        ===========     ===========     ==========    ============     ===========

                                                            Deferred        Accumulated      Treasury
                                                          Compensation        Deficit          Stock             Total
                                                          ------------     ------------     ------------     ------------
Balance, at Inception (May 21, 1998)
   Net loss                                                         --     $     (6,000)              --     $     (6,000)
                                                           -----------     ------------     ------------     ------------
Balance, December 31, 1998                                          --           (6,000)              --           (6,000)
   Issuance of common shares                                        --               --               --        3,163,620
   Net loss                                                         --         (736,834)              --         (736,834)
                                                           -----------     ------------     ------------     ------------
Balance, December 31, 1999                                          --         (742,834)              --         (742,834)
   Net loss                                                         --         (843,261)              --         (843,261)
                                                           -----------     ------------     ------------     ------------
Balance, December 31, 2000                                                   (1,586,095)              --        1,578,905
   Distribution of assets                                                                                      (2,023,568)
   Issuance of common shares in connection with                                                                        --
    reverse acquisition of San Joaquin Resources, Inc.                                                            572,344
   Issuance of 1,000 convertible redeemable
    preferred shares                                                                                           17,430,367
   Issuance of common shares                                                                                    7,343,537
   Options issued for services                             $  (686,148)
   Amortization of deferred compensation expense               423,594                                            423,594
   Deemed distribution                                                      (11,400,000)                               --
   Repurchase of common stock                                                                   (130,295)        (130,295)
   Net loss                                                         --       (4,129,459)              --       (4,129,459)
                                                           -----------     ------------     ------------     ------------
Balance, December 31, 2001                                 $  (262,554)    $(17,115,554)    $   (130,295)    $ 21,065,425
                                                           ===========     ============     ============     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                               GASCO ENERGY, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Year Ended                 Cumulative
                                                                             December 31,                  from Inception
                                                             ------------------------------------------   to December 31,
                                                                 2001            2000           1999            2001
                                                             ------------    -----------    -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                $ (4,129,459)   $  (843,261)   $  (736,834)   $ (5,715,554)
     Adjustments to reconcile net loss to net cash used by
         operating activities
         Depreciation and abandonment expense                       5,760         16,347            537          22,644
         Stock option compensation                                423,594             --         50,000         473,594
         Non-cash charges for legal and interest expense               --        213,831             --         213,831
         Gain on sale of permit                                        --       (200,000)            --        (200,000)
         Changes in assets and liabilities provided (used)
           cash net of noncash activity
            Accounts receivable and prepaids                       11,323         23,449        (37,372)       (157,099)
            Accounts payable and accruals                         (51,872)       609,249         20,082         593,100
                                                             ------------    -----------    -----------    ------------
     Net cash used by operating activities                     (3,740,654)      (180,385)      (703,587)     (4,769,484)
                                                             ------------    -----------    -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Cash paid for equipment                                      (49,876)            --         (3,582)        (53,458)
     Cash paid for oil and gas properties                      (7,395,867)      (566,204)      (884,919)     (8,702,132)
     Cash received upon recapitalization and merger               265,029             --             --         265,029
     Proceeds from sale of oil and gas interests                       --      1,394,797             --       1,394,797
                                                             ------------    -----------    -----------    ------------
     Net cash provided by (used in) investing activities       (7,180,714)       828,593       (888,501)     (7,095,764)
                                                             ------------    -----------    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sale of common stock                         6,826,218             --      1,515,000       8,341,218
     Proceeds from sale of preferred stock                     19,000,000             --             --      19,000,000
     Repurchase of common shares                                 (130,295)            --             --        (130,295)
     Cash paid for offering costs                              (2,144,468)            --             --      (2,144,468)
     Proceeds from short-term borrowings                          500,000        252,871        316,991       1,069,862
     Repayments of short-term borrowings                         (714,543)      (183,528)       (76,413)       (974,484)
     Distribution to Rubicon Oil and Gas, Inc.                 (1,000,000)            --             --      (1,000,000)
                                                             ------------    -----------    -----------    ------------
     Net cash provided by financing activities                 22,336,912         69,343      1,755,578      24,161,833
                                                             ------------    -----------    -----------    ------------
NET INCREASE IN CASH                                           11,415,544        717,551        163,490      12,296,585
CASH, BEGINNING OF PERIODS                                        881,041        163,490             --              --
                                                             ------------    -----------    -----------    ------------
CASH, END OF PERIODS                                         $ 12,296,585    $   881,041    $   163,490    $ 12,296,585
                                                             ============    ===========    ===========    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                GASCO ENERGY INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1 - ORGANIZATION

Gasco Energy, Inc. ("Gasco" or the "Company") (formerly known as San Joaquin Resources Inc. ("SJRI")) is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas reserves in the western United States.

On February 1, 2001, SJRI, a Nevada corporation, and Pannonian Energy, Inc. ("Pannonian"), a Delaware corporation, entered into an Agreement and Plan of Reorganization (the "Pannonian Agreement") whereby a subsidiary of SJRI merged into Pannonian and SJRI issued 14,000,000 shares of its common stock to the former shareholders of Pannonian in exchange for all of the outstanding shares and warrants of Pannonian. Certain shareholders of SJRI surrendered for cancellation 2,438,930 common shares of the Company's capital in connection with the transaction, and as a result the existing shareholders of Pannonian acquired control of the combined company. For financial reporting purposes this business combination is accounted for as a reverse acquisition with Pannonian as the accounting acquirer.

The reverse acquisition was valued at $572,344 and was allocated as follows:

    Oil and gas properties                         $ 265,836
    Receivables, prepaid and other, net               41,479
    Cash                                             265,029
                                                   ---------
     Net assets acquired                           $ 572,344
                                                   =========

The Company is considered a development stage company, as were both Pannonian and SJRI, as defined by Statement of Accounting Standards No. 7.

Under the terms of the Pannonian Agreement, Pannonian was required, prior to closing of the merger on March 30, 2001, to divest itself of all assets not associated with its "Riverbend" area of interest (the non-Riverbend assets). The "spin-offs" were accounted for at the recorded amounts. The net book value of the non-Riverbend assets in the United States transferred, including cash of $1,000,000 and liabilities of $555,185, was approximately $1,850,000. The non-Riverbend assets located outside the United States were held by Pannonian International Ltd. ("PIL"), the shares of which were distributed to the Pannonian stockholders. The book value of PIL as of the date of distribution was approximately $174,000.

The following (unaudited) pro forma information presents the financial information of the Company as if the consolidation of Gasco and Pannonian had taken place on January 1 of each year presented. The pro forma results are not indicative of future results.

                                         For the Year Ended December 31,
                           -----------------------------------------------------------
                                       2001                            2000
                           --------------------------      ---------------------------
                           As Reported     Pro Forma       As Reported      Pro Forma
                           -----------    -----------      -----------     -----------
Revenue                    $    36,850    $    36,850      $       --      $        --
Net loss                    (4,129,459)    (4,172,061)       (843,261)      (1,047,888)
Net loss per share basic
 and diluted               $     (0.63)   $     (0.63)     $    (0.06)     $     (0.09)
                           ===========    ===========      ==========      ===========

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include Gasco and its wholly owned subsidiaries, Pannonian and San Joaquin Oil and Gas, Ltd. as of December 31, 2001. The consolidated financial statements as of and for the year ended December 31, 2000 include Pannonian and its wholly owned subsidiary PIL. The statements for the year ended December 31, 1999 include only Pannonian. All significant intercompany transactions have been eliminated upon consolidation.

All share and per share amounts included in these financial statements have been restated to show the retroactive effect of the conversion of Pannonian shares into SJRI/Gasco shares.

Cash and Cash Equivalents

All highly liquid investments purchased with an initial maturity of three months or less are considered to be cash equivalents.

Property, Plant and Equipment

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center ("full cost pool"). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. The properties are reviewed periodically for impairment. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. Gasco's wells began producing in late October of 2001; therefore, the Company does not have sufficient production information by which reserves can be estimated. Because of this, and because the costs associated with the Company's oil and gas properties relate to projects which have not yet been associated with proved reserves, the Company has not recorded depletion expense during the year ended December 31, 2001.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or estimated fair value, if lower of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. Under the full cost method of accounting the Company is not currently required to perform a ceiling test, as described above, because the Company's oil and gas property costs relate to unevaluated or unproved properties which are not associated with proved reserves.

Impairment of Long-lived Assets

The Company's unproved properties are evaluated periodically for the possibility of potential impairment. Other than oil and gas properties, the Company has no other long-lived assets and to date has not recognized any impairment losses.

Revenue Recognition

Oil and gas revenue is recognized as income when the oil or gas is produced and sold.

Computation of Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted income per common share includes the potential dilution that could occur upon exercise of the options to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options (which were assumed to have been made at the average market price of the common shares during the reporting period). The options described in Note 3 have not been included in the computation of diluted income (loss) per share during all periods because their inclusion would have been anti-dilutive.

Use of Estimates

The preparation of the financial statements for the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Other Comprehensive Income

The Company does not have any items of other comprehensive income for the years ended December 31, 2001, 2000 and 1999. Therefore, total comprehensive income
(loss) is the same as net income (loss) for these periods.

Income Taxes

The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting bases and the tax bases of the Company's assets and liabilities. The deferred tax assets and liabilities are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

Stock Based Compensation

The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB No. 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123, the Company provides pro forma information regarding net income (loss) as if compensation expense for the options granted had been determined in accordance with the fair value method of SFAS 123.

Concentration of Credit Risk

     The Company's cash equivalents are exposed to concentrations of credit risk. The Company manages and controls this risk by investing these funds with a major financial institution.

Recent Accounting Pronouncements

In June 2001, SFAS No. 141, "Business Combinations" was issued by the FASB. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has evaluated the provisions of this statement and has determined it will have no impact on its financial position or results of operations.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 142 on January 1, 2002 and has determined it will have no impact on its financial position or results of operations.

In June 2001 the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations, " which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The statement is effective for fiscal years beginning June 15, 2002. The Company has not yet determined the impact of adoption of this statement.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally is to be applied prospectively. The Company has evaluated the provisions of these statements and has determined it will have no impact on its financial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

NOTE 3 - OIL AND GAS PROPERTY

At December 31, the Company's unproved properties consist of leasehold costs in the following areas:

                                              2001                 2000
                                          ----------            ---------
  Utah                                    $3,843,270            $ 473,546
  Wyoming                                  5,034,930                   --
  California                                 274,540                   --
  Non-riverbend assets                                          1,405,242
  Foreign concessions                                             112,502
                                          ----------           ----------
                                                  --
                                          $9,152,740           $1,991,290
                                          ==========           ==========

NOTE 4 - PROPERTY DISPOSITIONS

On March 30, 2001, the Company divested itself of all assets not associated with its "Riverbend" area of interest (the non-Riverbend assets), as required by the Pannonian Agreement described in Note 1. The divestiture is summarized below.

        Oil and gas properties                  $ 1,405,242
        Cash                                      1,000,000
        Liabilities transferred                    (555,185)
                                                -----------
                                                $ 1,850,057

The oil and gas properties, cash and liabilities were transferred to a newly formed entity Rubicon Oil and Gas, Inc. ("Rubicon"). The Pannonian shareholders were allocated shares in Rubicon on a one for one basis with their Pannonian shares.

The Company held, through PIL, non-United States oil and gas properties. In accordance with the Agreement, the Company distributed, as a dividend in kind, all of the outstanding shares of PIL to the shareholders of the Company on a one to one basis with their Pannonian shares. The book value of the PIL shares as of the date of distribution was approximately $174,000.

NOTE 5 - STOCKHOLDERS' EQUITY

The Company's capital stock consists of 100,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

Series A Convertible Redeemable Preferred Stock - Gasco has 1,000 shares of Series A Convertible Redeemable Preferred Stock ("Preferred Stock") issued and outstanding. The Preferred Stock is convertible into 9,500,000 shares of Gasco Common Stock, has no fixed dividend rate and is entitled to a $1.00 per share liquidation preference. The Preferred Stock is entitled to vote along with the Gasco common stock and, for so long as at least half of the Preferred Stock remains outstanding, is entitled to 26% of the combined voting power of all the common stock and preferred stock. The Preferred Stock is also entitled to vote as a class on certain matters. The Company may at its option redeem the outstanding portion of the Preferred Stock for $19,000 per share on or after August 31, 2006 if the last sale price for the Company's common stock was at least $2.00 per share (adjusted for any splits) for the previous 20 day period.

In July 2001, Brek Energy Corporation (formerly known as First Ecom.com, Inc.) ("Brek") purchased 1,000 shares of the Company's Preferred Stock for $19,000,000. Brek agreed not to transfer the Preferred Stock or the common stock issuable upon conversion thereof for three years (the "lock up period") except under certain circumstances and except for 10% of such common stock per year. During the lock up period, Brek has given the Company the right of first refusal on all of the Company securities it holds. Certain principal stockholders of the Company also gave Brek a similar right of first refusal for a five-year period. Costs of the sale, including 1,025,000 shares of common stock valued at $3,280,000 ($3.20 per share), were $4,849,633. The total costs of the sale included $1,500,000 and the issuance of 125,000 shares of common stock valued at $400,000 paid to Canaccord International Ltd. and the issuance of 900,000 shares of common stock valued at $2,880,000 paid to Wet Coast Management Corp. as brokerage commissions.

The Company recognized $11,400,000 as a deemed distribution to the holders of the Preferred Stock upon issuance due to a beneficial conversion feature into the Company's common stock in accordance with Emerging Issues Task Force ("EITF") 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments" and EITF 00-27 "Application of EITF Issue 98-5". The deemed distribution is the difference between the market price on the date of issuance ($3.20) and the conversion rate.

Common Stock - Gasco has 27,252,000 shares of Common Stock issued and 27,178,300 shares outstanding as of December 31, 2001. The common shareholders are entitled to one vote per share on all matters to be voted on by the shareholders; however, there are no cumulative voting rights. Additionally, as long as 50% of the Preferred Stock is outstanding, the Preferred Stock holders are entitled to vote as a class equal to 26%, therefore, the common shareholders are effectively entitled to 0.74 votes per share. The common shareholders are entitled to dividends and other distributions as may be declared by the board of directors. Upon liquidation or dissolution, the common shareholders will be entitled to share ratably in the distribution of all assets remaining available for distribution after satisfaction of all liabilities and payment of the liquidation preference of any outstanding preferred stock.

The Company's common stock equity transactions during 2001 are described as follows:

In connection with the Pannonian/SJRI merger, SJRI issued an option to a Pannonian officer, to purchase 1,000,000 shares of the Company's common stock at $1.00 per share. The $269,000 fair market value of the option determined using the Black Scholes Pricing model, was charged to operations of the combined company during the year ended December 31, 2001.

During January and May 2001, the Company issued 2,275,000 shares of common stock for cash at $3.00 per share, pursuant to private placements for gross proceeds of $6,825,000. The costs of these offerings were $574,835, $191,250 of which was paid to Canaccord International Ltd. and $150,000 of which was paid to DMD Investments as broker commissions. In September 2001, the Company issued an additional 227,500 shares of common stock for no additional consideration to the holders of the original shares in accordance with the terms of the offering. The offering was conducted in accordance with the provisions of Regulation S under the Securities Act of 1933, and all purchasers were residents of foreign countries.

In April 2001, the Company paid cash of $200,808 and issued 75,000 shares of its common stock, valued at $247,500 ($3.30 per share), for unproved oil and gas properties from an unrelated entity.

In July 2001, the Company acquired unproved oil and gas properties from an entity for $700,000 cash and 300,000 shares of the Company's common stock, valued at $846,000 ($2.82 per share). See related party discussion in Note 8 for further discussion.

During December 2001, the Company repurchased 73,700 shares of its own stock on the open market at prices ranging from $1.12 to $2.46 per share.

Stock Option Plan - During the year ended December 31, 2001, the Company granted options to employees, directors and consultants to purchase an aggregate 6,519,000 shares of the Company's common stock at exercise prices ranging from $1.89 to $3.15 per share. The options vest at varying schedules within three years of their grant date and expire within ten years from the grant date. The aggregate fair market value of options, determined using the Black Scholes Pricing Model, granted to consultants, including the Pannonian officer issuance above, of $423,594 was charged to operations during the year ended December 31, 2001.

During the first quarter of 2002, the Company issued an additional 250,000 options to purchase shares of common stock to employees and directors of the Company, at exercise prices ranging from $1.68 to $1.75 per share. The options vest quarterly over a two-year period and expire within ten years from the grant date.

A summary of the options granted to purchase common stock and the changes therein during the year ended December 31, 2001 is presented below. There were no options issued during the years ended December 31, 2000 or 1999.


                                                          Number of    Weighted Average
                                                          Options       Exercise Price
                                                         ----------    ----------------
Outstanding as of December 31, 2000                              --        $  --
Granted                                                   6,519,000         2.25
Cancelled                                                  (126,250)        3.03
                                                         ----------        -----
Outstanding as of December 31, 2001                       6,392,750        $2.23
                                                         ==========        =====
Exercisable as of December 31, 2001                       5,137,250        $2.01
                                                         ==========        =====
Weighted average fair value of options granted                             $1.37
                                                                           =====
Weighted average remaining contractual life of options outstanding          8.91 years
                                                                           ===========

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS 123") for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for the year ended December 31, 2001 would have been increased to the pro forma amounts indicated below:

    Net loss:                 As reported           $(4,129,459)
                              Pro forma              (9,811,728)

    Net loss per share:       As reported                $(0.63)
                              Pro forma                   (0.85)

The fair value of the common stock options granted during 2001, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

             Expected dividend yield                      --
             Expected price volatility                   89%
             Risk-free interest rate             3.8% - 4.9%
             Expected life of options                5 years

NOTE 6 - STATEMENT OF CASH FLOWS

The following transactions represent the non-cash investing activities of the Company during the year ended December 31, 2001.

          The Company issued 375,000 shares of common stock for oil and gas properties, valued at $1,093,500 ($2.82 to $3.30 per share).

          The Company issued 1,025,000 shares of common stock in conjunction with the sale of preferred stock, valued at $3,280,000 ($3.20 per share).

The following transactions represent the non-cash financing activities of the Company during the year ended December 31, 2000.

          Certain individuals paid legal fees on behalf of the Company for which they were issued promissory notes in the aggregate amount of $198,193.

          The Company entered into notes for the acquisition of oil and gas properties in the aggregate amount of $781,917. The Company assumed an 18.75% interest in the notes, which was $143,609. The notes and the related properties were spun off as part of the Pannonian Agreement as described in Notes 1 and 4.

Cash paid for interest was $67,363, $11,072 and $23,292 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 7 - NOTES PAYABLE

Notes payable - related at December 31, 2000 consists four notes totaling $529,280 payable to directors or officers of the Company and one note payable of $15,000 to an entity owned by a director of the Company with similar terms bearing interest at rates ranging from 5% to 10%.

Notes payable - other at December 31, 2000 consists of two notes totaling $239,102 payable to unrelated entities bearing interest at 6% and 12%.

All of these notes were settled during 2001.

NOTE 8 - INCOME TAXES

The Company has generated net operating losses of $4,200,000, $1,300,000 and $740,000. The Company did not recognize income tax expense during the years ended December 31, 2001, 2000, or 1999 because of the Company's operating losses. The net operating losses may be offset against taxable income through 2021.

During the years ended December 31, 2001 and 2000, the tax benefits of the net operating losses of approximately $1,600,000 and $192,000 were offset by valuation allowances of the same amounts. The increase in valuation allowance reduces the net tax rate to zero. The Company has fully reserved the tax benefits of these net operating losses because the likelihood of realizing these tax benefits cannot be determined at this time.

The temporary differences between the timing of reporting certain items for financial and tax reporting purposes, consist primarily of exploration costs related to oil and gas properties.

NOTE 9 - RELATED PARTY TRANSACTIONS

One of the Company's directors earned a combined total of $9,000 in consulting fees from Rubicon and PIL during 2001.

A director of the Company earned consulting fees of $52,000 and $50,000 from the Company during the years ended December 31, 2001 and 2000, respectively. During 2001, the Company paid $240,000 in consulting fees to a company owned by a director of Gasco. The fees paid to the director's company are committed through January 31, 2006.

An officer of the Company earned a $28,000 fee and 12,500 shares of Gasco's common stock for consulting services provided in connection with a property acquisition described in Note 4. This same officer was paid $22,879 in consulting fees prior to his appointment. As part of this officer's offer of employment, the Company has committed to purchase the consulting business of the officer for 250,000 shares of common stock. The transaction is expected to be completed within the next year.

An officer of the Company was an employee of and owns less than 1% interest in an entity from which Gasco purchased acreage in Utah and Wyoming during 2001 and 2002.

During 2000, the Company incurred debt to related parties in the aggregate amount of $366,657 for cash loans, expenses paid on behalf of the Company and conversion of interest to debt. Repayments made during 2000 aggregated $63,000.

The Board of Directors approved the payment of bonuses and directors fees to the officers and directors of the Company in the aggregate amount of $455,000, of which $32,000 was paid as of December 31, 2000. The remaining balance was paid during 2001.

During 2000, the Company paid consulting and professional fees to officers, directors and related parties of $96,000.

Certain of the Company's directors and officers have working and/or overriding royalty interests in oil and gas properties in which the Company has an interest. It is expected that the directors and officers may participate with the Company in future projects. All participation by directors and officers will continue to be approved by the disinterested members of the Company's Board of Directors.

The Company's management believes that the above transactions and services were provided in the normal course of business with terms that could be obtained from non-related sources.

NOTE 10 - COMMITMENTS

The Company leases office facilities in Denver, Colorado for approximately $34,500 per year under a lease that expires on August 30, 2004. Remaining commitments under this lease mature as follows:

     Year Ending December 31,                 Annual Rentals
     ------------------------                 --------------
            2002                                 $34,775
            2003                                  35,960
            2004                                  24,500
                                                 -------
                                                 $95,235

Rent expense for the years ending December 31, 2001, 2000 and 1999 was $46,476, $52,573 and $45,216, respectively.

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

The Company has entered into employment agreements with certain key officers through January 31, 2006. Total compensation for the officers covered is $560,000 per annum. The agreements contain clauses regarding termination and demotion of the officer that would require payment of an amount ranging from one times compensation to up to approximately ten times the defined compensation. Included in the employment agreements is a bonus calculation for each of the covered officers totaling 2.125% of a defined cash flow figure based on net after tax earnings adjusted for certain expenses. The agreements also contain anti-dilution provisions that contain the requirements to grant options to the officers and one director for them to remain at their current ownership percentages.

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company adopted a 401(k) profit sharing plan (the "Plan") in October 2001, available to employees who meet the Plan's eligibility requirements. The Plan is a defined contribution plan. The Company may make discretionary contributions to the Plan and is required to contribute 3% of the participating employee's compensation to the Plan. The contributions made by the Company totaled $6,270 during the year ended December 31, 2001.

NOTE 12 - SELECTED QUARTERLY INFORMATION (Unaudited)

The following represents selected quarterly financial information for the years ended December 31, 2001 and 2000.

         2001                               For the Quarter Ended
         ----             ----------------------------------------------------------
                          March 31,        June 30,     September 30,   December 31,
                          ---------       ---------     -------------   ------------
Gross revenue             $      --       $      --       $      --     $    36,850a
Net revenue from oil
  and gas operations             --              --              --          24,171a
Net loss                   (653,369)       (875,624)       (744,516)     (1,855,950)b
Net loss per share
  basic and diluted           (0.03)          (0.04)          (0.45)c         (0.07)

a - The increase in gross revenue and net revenue from oil and gas operations during the fourth quarter is due to the revenue and lease operating expenses from two wells that were drilled during the third and fourth quarters.

b - The increase in the net loss during the fourth quarter of 2001 is primarily due to increased general and administrative expenses resulting from the increased level of operating activity associated with the commencement of the Company's own operations.

c - The increase in the net loss per share during the third quarter of 2001 is due to the recognition of $11,400,000 in a deemed distribution to the holders of the Preferred Stock as further described in Note 3.

         2000                           For the Quarter Ended
         ----           --------------------------------------------------------
                        March 31,     June 30,     September 30,    December 31,
                        ---------     --------     -------------    ------------
Gross revenue           $     --      $     --       $      --       $      --
Net revenue from oil
  and gas operations          --            --              --              --
Net income (loss)        (58,459)      (98,423)       (162,692)       (523,687)
Net loss per share
  basic and diluted           --         (0.01)          (0.01)          (0.04)

NOTE 13 - SUBSEQUENT EVENTS

The Company acquired a 50% interest in 21,613 acres in Sublette County Wyoming for approximately $1,411,000 on February 13, 2002.

On February 19, 2002, the Company acquired leasehold interests covering approximately 16,606 acres in the Greater Green River Basin located in west-central Wyoming for $1,500,000. In connection with this transaction, the Company received an exclusive option to purchase an additional 72,583 acres in this area by making monthly payments of $300,000 during 2002 in order to maintain this option. The Company may elect to exercise its option to complete the transaction at any time.

In connection with its drilling projects, the Company entered into a $2,000,000 letter of credit during February 2002. The letter of credit is collateralized with cash and it terminates in August 2002.

On March 7, 2002, the Company completed a strategic exchange of certain of its properties in the Uinta Basin located in northeastern Utah. The Company received approximately 2,474 net acres located in its Uinta Basin Riverbend Project in exchange for 160 net acres and the contractual right to earn Wasatch rights on approximately 2,463 net Uinta Basin acres. The acreage that the Company receives contains four well bores, two of which are producing, and three of which have recompletion opportunities.

During March 2002, Brek entered into agreements with individual shareholders of Gasco to acquire 7,000,000 shares of Gasco's common stock in exchange for 19,250,000 shares of Brek. Additionally, Brek has exercised its right to convert 50% of its Preferred Stock into 4,750,000 common shares, which will result in Brek having approximately 53% voting control of Gasco with a 45% equity interest. The share exchange is subject to the approval of Brek shareholders.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          BREK ENERGY CORPORATION.


                                          /S/ Kenneth G.C. Telford
                                          ------------------------
                                              Kenneth G.C. Telford
                                              Secretary and Chief
                                              Financial Officer





       Signature                            Title                         Date
       ---------                            -----                         ----

/S/  Gregory M. Pek            Director, President, and Chief           March 28, 2002
------------------------       Executive Officer (principal
Gregory M. Pek                 executive officer)


/S/  Ravi K. Daswani           Director                                 March 28, 2002
------------------------
Ravi K. Daswani

/S/  Douglas Moore             Director                                 March 28, 2002
------------------------
Douglas Moore

/S/  Ian G. Robinson           Director & Chairman of the Board         March 28, 2002
------------------------
Ian G. Robinson

/S/ James Pratt               Director                                  March 28, 2002
------------------------
James Pratt

/S/ Marc Bruner               Director                                  March 28, 2002
------------------------
Marc Bruner

/S/ Kenneth G.C. Telford      Secretary & Chief Financial Officer       March 28, 2002
------------------------      (principal accounting officer)
Kenneth G.C. Telford