Form 10-K/A
period 2001-12-31
BREK ENERGY CORP
filed 2002-05-14
CIK 1095070

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 28,2002 was $13,233,022.

The Registrant hereby files this report on Form 10-K/A to amend its Annual Report on Form 10-K, as filed on April 9, 2002 for the year ended December 31, 2001, to amend Part III, Item 11 "Executive Compensation", to correct the data therein presented, 2) to file a copy of its Amended and Restated Articles of Incorporation which were filed with the State of Nevada on January 31, 2002, 3) to present the analysis of replacement stock options as part of the report of the Compensation Committee of Board of Directors of the Registrant and 4) to provide corrected data as to market capitalization, outstanding shares, recent sales of securities, liquidity and percentage ownership. The amendment also reflects the addition of Andrew Leitch as a director in April 2002, the resignation of Marc Bruner from the Board of Directors on May 4, 2002, and the issuance by Gasco Energy, Inc. of 9,500,000 shares of common stock in May 2002. No other items in the registrant's Annual Report on Form 10-K for the year ended December 31, 2001 are amended.

Number of shares of Common Stock outstanding as of March 28, 2002 was 22,055,037.

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

                                                                   Gross     Net

Producing gas wells                                                  4       1.5
Shut-in gas wells                                                    4       3.2
                                                                     -       ---

           Total                                                     8       4.7
                                                                     =       ===

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

                                                                   Gross     Net
Exploratory Wells:
Productive                                                           4       1.6
Dry                                                                  2         2
                                                                     -       ---

Total wells                                                          6       3.6
                                                                     =       ===

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

Enforcement of Legal Process

All of the directors, except Andrew Leitch, of Brek reside outside the United States. A substantial portion of the assets of such persons are located outside the United States. As a result it may be difficult or impossible to effect service of process within the United States upon such persons, to bring suit in the United States or to enforce, in the U.S. courts, any judgment obtained there against such persons predicated upon any civil liability provisions of the U.S. federal securities laws.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Brek's 2000 Annual Meeting held on January 19, 2001, the shareholders elected the six Board Members for terms which expire at the 2001 Annual Meeting. The shareholders also ratified the appointment of Deloitte Touche Tohmatsu as Brek's Independent Accountants. At Brek's 2001 Annual Meeting held on January 29, 2002 the shareholders elected the seven Board Members for terms which expire at the 2002 Annual Meeting, ratified the appointment of Deloitte Touche Tohmatsu as Brek's Independent Accountants, approved the creation of the 2001 Stock Option/Warrant Plan and approved amending the articles of Brek to change its name to Brek Energy Corporation and to increase the number of authorized common shares from 200 million share with a par value of $0.001 to 300 million shares with a par value of $0.001. Although a proposal to amend Brek's articles to create 50 million preferred shares received more affirmative votes than negative ones, it did not receive the approval of a majority of all the outstanding stock, as required by Nevada law.

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

Year/Quarter                                            High                Low
                                                        ----                ---

                                                        2001

Fourth Quarter                                          0.62                0.30
Third Quarter                                           0.90                0.32
Second Quarter                                          1.35                0.81
First Quarter                                           1.88                0.75

                                                        2000

Fourth Quarter                                        $ 4.00               $0.75
Third Quarter                                          10.03                4.34
Second Quarter                                         23.00                7.88
First Quarter                                          32.50                7.94

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

Recent Sales of Unregistered Securities

In March 2002, Brek issued 2,845,000 shares of its common stock at $0.50 per share in transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulations D and S. Ian Robinson, Gregory Pek and Kenneth Telford were among the subscribers for these shares.

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

Expenses                                                   Amount
                                                           ------

                                              2001          2000         1999
                                              ----          ----         ----

Operating expenses

Sales and marketing                           611,628     2,113,149    1,563,246
General and administrative                  7,153,141     8,297,692    4,241,389
Systems and technology                        836,134     1,489,056      552,221
Charges for impairment of certain
long-lived and prepaid assets               3,159,505       949,418           --
                                           ----------    ----------    ---------

Total expenses                             11,760,408    12,849,315    6,356,856
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

On March 28, 2002, Brek had $2.5 million of cash, cash equivalents and marketable securities available to fund operations. Brek significantly lowered its ongoing expenditures and overhead during the 2001 year by reducing the number of employees, closing offices and leasing more affordable office space. Although Brek believes that its current cash balances, cash equivalents, investments and equity holdings could meet its working capital and capital expenditure needs for 2002, Brek does expect that it will need to raise funds in order to achieve its desired business objectives on a more timely basis. Because Brek is not currently generating sufficient cash to fund its operations, Brek may need to rely on external financing to meet future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Brek's capital requirements depend upon several factors, including the rate of market acceptance, its ability to expand its customer base and increase revenues, its level of expenditures for marketing and sales, purchases of equipment, acquisitions of oil and gas entities and prospects and other factors. If Brek's capital requirements vary materially from those currently planned, Brek may require additional financing sooner than anticipated. Brek can make no assurance that financing will be available in amounts or on terms acceptable to Brek, if at all. Further, if Brek issues equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants which could restrict Brek's operations or finances. If Brek cannot raise funds, if needed, on acceptable terms, Brek may not be able to continue its operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements which could negatively impact Brek's business, operating results and financial condition. Brek leases office and other premises under non-cancellable operating leases that call for payments of $216,419 during 2002 and $76,032 during 2003.

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

                                              Three months ended  Three months ended   Three months ended    Three months ended
                                               December 31, 2001  September 30, 2001      June 30, 2001        March 31, 2001
                                               -----------------  ------------------      -------------        --------------
Revenue

Payment processing                                     59,142            205,928                24,152                12,756
                                                  -----------        -----------           -----------           -----------

Operating expenses

Sales and marketing                                   217,317            206,049                15,506               172,756
General and administrative                          1,970,356          1,725,000             1,581,343             1,876,442
Systems and technology                                171,599            483,860                62,187               118,488
Charges for impairment of certain
long-lived and prepaid assets                              --          3,159,505                    --                    --
                                                  -----------        -----------           -----------           -----------

Total expenses                                      2,359,272          5,574,414             1,659,036             2,167,686
                                                  -----------        -----------           -----------           -----------

Loss from operations                               (2,300,130)        (5,368,486)           (1,634,884)           (2,154,930)
                                                  -----------        -----------           -----------           -----------

Other income/(expenses)
Interest income                                        13,921             56,504               246,698               387,602
Interest expense                                           --                 --                    --                    --
Loss on write down of marketable securities            (6,434)          (307,905)                   --                    --
                                                  -----------        -----------           -----------           -----------

                                                        7,487           (251,401)              246,698               387,602
                                                  -----------        -----------           -----------           -----------

Equity in loss of affiliates                         (336,393)          (155,701)             (194,653)             (195,399)
                                                  -----------        -----------           -----------           -----------

Loss from continuing operations                    (2,629,036)        (5,775,588)           (1,582,839)           (1,962,727)
                                                  -----------        -----------           -----------           -----------

Income (loss) from discontinued operations
Net income (loss)                                      (7,627)                --                 2,271              (231,327)
Gain on discontinuance                                     --                 --                    --             1,725,551
                                                  -----------        -----------           -----------           -----------

                                                       (7,627)                --                 2,271             1,494,224
                                                  -----------        -----------           -----------           -----------

Loss before cumulative effect
of accounting change                               (2,636,663)        (5,775,588)           (1,580,568)             (468,503)

Cumulative effect of accounting change                     --                 --                    --                    --
                                                  -----------        -----------           -----------           -----------

Net loss                                           (2,636,663)        (5,775,588)           (1,580,568)             (468,503)
                                                  ===========        ===========           ===========           ===========

Basic and diluted loss per share
applicable to common stockholders
Continuing operations                                   (0.14)             (0.30)                (0.08)                (0.10)
Discontinued operations                                    --                 --                    --                  0.08
                                                  -----------        -----------           -----------           -----------

                                                        (0.14)             (0.30)                (0.08)                (0.02)
Weighted average shares used in
computing per share amounts                        19,210,037         19,210,037            19,210,037            19,210,037
                                                  ===========        ===========           ===========           ===========

                                              Three months ended    Three months ended  Three months ended  Three months ended
                                                 Dec 31, 2000         Sept 30, 2000       June 30, 2000       March 31 2000
                                                 ------------         -------------       -------------       -------------
Revenue

Payment processing                                     10,336               17,355                5,730              4,802
System integration revenue                            178,814              233,133              404,701                 --
                                                  -----------          -----------          -----------        -----------

Total revenue                                         189,150              250,488              410,431              4,802

Direct costs                                          226,765              269,279              340,244                 --
                                                  -----------          -----------          -----------        -----------

Gross profit                                          (37,615)             (18,791)              70,187              4,802
                                                  -----------          -----------          -----------        -----------

Operating expenses

Sales and marketing                                  (250,338)             491,206              698,203            519,983
General and administrative                          2,697,181            2,223,961            2,742,270          1,872,501
Systems and technology                                729,081            1,251,266            1,424,850            244,369
Non-recurring charges for impairment of
certain long-lived and prepaid assets               2,405,829                   --                   --                 --
                                                  -----------          -----------          -----------        -----------

Total expenses                                      5,581,753            3,966,433            4,865,323          2,636,853

Operating loss                                     (5,619,368)          (3,985,224)          (4,795,136)        (2,632,051)

Other income/(expenses)
Interest income                                       398,944              476,273              474,090            179,603
Interest expense                                         (387)                 (85)              (1,385)              (264)
Loss on write down of marketable
securities                                         (1,448,553)            (183,800)                  --                 --
                                                  -----------          -----------          -----------        -----------

Total other income (expenses)                      (1,049,996)             292,388              472,705            179,339
                                                  -----------          -----------          -----------        -----------

Equity in loss of affiliates                         (177,695)            (114,423)                  --                 --

Loss before cumulative effect of
accounting change                                  (6,847,060)          (3,807,259)          (4,322,431)        (2,452,712)
                                                  -----------          -----------          -----------        -----------

Cumulative effect of accounting
change                                               (380,000)                  --                   --                 --

Net loss                                           (7,227,060)          (3,807,259)          (4,322,431)        (2,452,712)
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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and terms of office of directors and executive officers of Brek are set forth below:

Name (1)                      Position With Company

Gregory M. Pek                Director, President, and Chief Executive Officer
Ravi K. Daswani               Director
Douglas Moore                 Director
Ian G. Robinson               Director, Chairman of the Board
James Pratt                   Director
Andrew Leitch (2)             Director
Kenneth G.C. Telford          Secretary, and Chief Financial Officer

     (1) None of Brek's officers or directors, other than Andrew Leitch, is a resident or citizen of the United States

     (2) Mr. Leitch was appointed a Member of Brek's Board of Directors in April 2002.

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

Mr. Andrew Leitch, 58, was appointed to Brek Energy's board of directors in April 2002. Mr. Leitch is both a Chartered Accountant (Canada) and a Certified Public Accountant (USA). He has an international and diversified career spanning some 25 years with Deloitte & Touche and has held senior executive positions in certain varied commercial enterprises. Mr. Leitch has 20 plus years of experience in international business. He worked as the Chief Operating Officer for Vapotronics Inc. in San Diego from 2000-2001. While Mr. Leitch was with Deloitte & Touche, Hong Kong from 1994-2000, he was the Vice Chairman of the Management Committee (1997-2000) and Executive Director of Corporate Finance (1994-1997). Mr. Leitch currently holds a board position with Citicorp Everbright China Fund Limited.

Kenneth G.C. Telford, 52, has been Brek's Chief Financial Officer and Secretary since July 1, 2000. Mr. Telford is both a Chartered Accountant (Canada) and Certified Public Accountant (USA). Mr. Telford has been a partner in Sadovnick Telford + Skov, Chartered Accountants in Canada and Telford Sadovnick, PLLC, Certified Public Accountants in the United States since 1994. Mr. Telford was also previously a partner in the international accounting firm Touche Ross & Co. (now Deloitte & Touche) as well as Chief Operating Officer and Chief Financial Officer of an automotive rental company. Mr. Telford has advised numerous companies, operating in both North America and Asia Pacific, on a broad range of financial and business matters including the financial management requirements of U.S. publicly listed companies.

ITEM 11. EXECUTIVE COMPENSATION

                                                 Annual compensation                         Long term compensation
                                                                                               Awards      Payouts

                                                                                             Shares of
                                                                               Restricted    common stock
                                                              Other annual     stock         underlying    LTIP      All Other
Name and Principal Position Year     Salary       Bonus       compensation     award(s)      options       Payouts   Compensation
Gregory Pek, CEO            2001     $218,710     $107,097        $15,484                     75,000
                            2000      238,172           --             --          --        200,000          --          --
                            1999      167,742           --             --          --        100,000          --          --

Ravi Daswani, Co-CEO [1]    2001      154,839      109,677          4,473                     75,000
                            2000      238,172           --             --          --        200,000          --          --
                            1999      167,742           --             --          --        100,000          --          --

Kenneth Telford, CFO        2001      259,994      117,419         13,005                    200,000

                                     Does not
                            2000   exceed 100,000                                            100,000

Steve Corbin, President,
First Ecom Systems
Limited                     2001      202,581       45,800          1,548          --         50,000          --          --

                            2000     Does not           --             --          --         30,000          --          --
                                      exceed
                                      100,000

                            1999     Does not           --             --          --         20,000          --          --
                                      exceed
                                      100,000

Barry Conn, Senior Vice
President, First Ecom
Systems Limited             2001      157,419           --          1,548          --         25,000          --          --

                            2000     Does not           --             --          --         20,000          --          --
                                      exceed
                                      100,000

(1)  resigned as co-ceo on August 31, 2001

     Directors and executive officers were granted options to purchase the Company's common stock during the year as follows:

Option grants in Fiscal year ended Dec. 31, 2001

Option grants in Fiscal year ended Dec. 31, 2001
                                                                          Individual grants
                                                                                                  Potential realizable value
                                                                                                  at assumed annual rates of
                                                                                                   Stock price appreciation
                                                                                                       for option term
                            Number of        Percent of
                            securities     Total options
                            underlying       granted to      Exercise                             Value at
                         options granted    employees in     of base      Market  Expiration     grant date
Name                          (1)           fiscal year   price ($/Sh)    price      Date          0%         5%         10%
Gregory Pek, CEO              75,000             5.9%         $0.40       $0.41    31-Oct-06       750       9,246      19,523
Ravi Daswani (2)              75,000             5.9%          0.40        0.41    31-Oct-06       750       9,246      19,523
Ian Robinson                  75,000             5.9%          0.40        0.41    31-Oct-06       750       9,246      19,523
Douglas Moore                125,000             9.8%          0.40        0.41    31-Oct-06     1,250      15,409      32,539
James Pratt                   75,000             5.9%          0.40        0.41    31-Oct-06       750       9,246      19,523
Marc Bruner (3)               75,000             5.9%          0.40        0.41    31-Oct-06       750       9,246      19,523
Ken Telford                  200,000            15.6%          0.40        0.41    31-Oct-06     2,000      24,655      52,062
Steve Corbin                  50,000             3.9%          0.40        0.41    31-Oct-06       500       6,164      13,015
Barry Conn                    25,000             2.0%          0.40        0.41    31-Oct-06       250       3,082       6,508

(1) All of the options granted are fully vested and exercisable until October 31, 2006

(2)  Resigned as Co-CEO August 2001.

(3)  Resigned May 4, 2002.

Total effective options as at Dec. 31, 2001 1,280,000

No share options were exercised during the year; share options outstanding in the hands of directors and senior management as of December 31, 2001 were as follows:

                                                     Number of securities underlying        Value of Unexercised In-The-
                                                      unexercised options at fiscal         Money options at fiscal year
                            Shares                             year end(#)                         end (1) ($)
                          acquired on     value        ----------------------------         ----------------------------
          Name           exercise (#)  realized ($)     Exercisable       Unexercisable   Exercisable      Unexercisable
Gregory Pek, CEO            0             0               75,000              0              $0              0
Ravi Daswani (2)            0             0               75,000              0               0              0
Ian Robinson                0             0               75,000              0               0              0
Douglas Moore               0             0              125,000              0               0              0
James Pratt                 0             0               75,000              0               0              0
Marc Bruner (3)             0             0               75,000              0               0              0
Ken Telford                 0             0              200,000              0               0              0
Steve Corbin                0             0               50,000              0               0              0
Barry Conn                  0             0               25,000              0               0              0

(1)  Based on a December 31, 2001 closing price of US$0.40 per share.

(2)  Resigned as Co-CEO August 2001.

(3)  Resigned May 4, 2002.

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

Replacement Option Grants

(On October 31, 2001, the named executives set forth below rescinded options and warrants to purchase Brek's common stock, and Brek reissued a new number of new options having five-year terms and exercise prices equal to the then-fair value of the stock (which were lower than the exercise prices of the options and warrants rescinded). See "Report of Compensation Committee of the Board of Directors."

                                                                                                    Length (months) of
                                                                            Exercise price of      option/warrant term
                                               Number of options/warrants   options/warrants       remaining at Date of
                                                        rescinded              rescinded               Replacement
                                   New         ------------------------- ----------------------     -------------------
                     Number of     exercise
Name                 new options   price       Options     Warrants       Options     Warrants      Options      Warrants
Gregory Pek, CEO      75,000         0.40      150,000           --        5.05           --          46           --
                                                50,000           --        7.65           --          32           --
Ravi Daswani(1)       75,000         0.40      150,000           --        5.05           --          46           --
                                                50,000           --        7.65           --          32           --
Ian Robinson          75,000         0.40       50,000       50,000        5.05         1.25          46           53
Douglas Moore        125,000         0.40      100,000       30,000        5.05         1.25          46           53
James Pratt           75,000         0.40       50,000       30,000        5.05         1.25          46           53
Ken Telford          200,000         0.40      100,000       50,000        5.05         1.25          46           53
Steve Corbin          50,000         0.40       20,000       50,000        5.05         1.25          46           53
                                                10,000           --        7.65           --          32           --
Barry Conn            25,000         0.40       20,000       25,000        5.05         1.25          46           53

(1)  Resigned as Co-CEO August 2001.

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

Name and Address of                              Number of Shares     Percentage
Beneficial Owner                                Beneficially Owned     Ownership
                                               ------------------     ---------

Gregory M. Pek                                     1,782,500(3)          8.05%
Ravi K. Daswani                                      485,461(3)          2.19%
Power Broadcasting Inc.                            1,333,333(1)          5.96%
Douglas Moore                                        391,667(2)          1.76%
Ian Robinson                                         595,000(3)          2.69%
James Pratt                                           95,000(3)          0.43%
Andrew Leitch                                              0             0.00%
Kenneth Telford                                      300,000(4)          1.35%
Steve Corbin                                          65,415(5)          0.30%
Barry Conn                                            25,000(6)          0.11%

Executive Officers and
Directors as a group                               3,740,043(7)         16.39%

(1)  Includes warrants to purchase 333,333 shares of common stock.

(2) Includes options to purchase 125,000 shares and warrants to purchase 66,667 shares of common stock.

(3)  Includes options to purchase 75,000 shares of common stock.

(4)  Includes options to purchase 200,000 shares

(5)  Includes options to purchase 50,000 shares.

(6)  Includes options to purchase 25,000 shares.

(7) Includes options to purchase 700,000 shares and warrants to purchase 66,667 shares of common stock.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

(See pages F-1 to F-55 below)

EXHIBITS

3.1  Amended and Restated Articles of Incorporation**

3.2  By-laws*

4.1  Specimen Stock Certificate*

11.1 Computation of Earnings (Loss) Per Share***

21.1 List of Subsidiaries***

23.1 Consent of Deloitte Touche Tohmatsu**

23.2 Consent of KPMG***

23.3 Consent of Deloitte & Touche, LLP***

23.4 Consent of Wheeler Wasoff, P.C.***

23.5 Consent of HJ & Associates, LLC***

* Incorporated by reference to the Company's Registration Statement on Form 10 filed October 21, 1999

**   Filed herewith.

***  Previously filed.

REPORTS ON FORM 8-K

Form 8-K Filed on January 10, 2000 in Regard to Private Placement Made in December 1999

Form 8-K Filed on March 17, 2000 in Regard to Private Placement Completed on March 6, 2000

Form 8-K Filed on September 25, 2000 in Regard to Resignation of Independent Accountants and Appointment of New Independent Accountants

Form 8-K Filed on December 1, 2000 in Regard to Status of Company Operations

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

Form 8-KA Filed on November 7, 2001 in Regard to Acquisition of Shares of Gasco Energy, Inc.

Form 8-KA Filed on December 3, 2001 in Regard to Disposal of FEDS Shares

Form 8-K Filed on February 1, 2002 in Regard to Results of Annual Meeting

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Reports

Deliotte Touche Tohmatsu                                             F-1

KPMG                                                                 Previously filed.

Consolidated Balance Sheets at December 31, 2001 and 2000.           F-2

Consolidated Statements of Operations for the years ended
December 31, 2001, 2000, 1999 and for the period from
September 16, 1998 to December 31, 2001.                             F-3

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2001, 2000, 1999 and for the period from September 16,
1998 to December 31, 2001.                                           F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2001, 2000, 1999 and for the period from September 16,
1998 to December 31, 2001                                            F-5 & F-6

Notes to Consolidated Financial Statements                           F-7 - F-34

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

           INDEX TO FINANCIAL GASCO ENERGY, INC. FINANCIAL STATEMENTS

Independent Auditors' Reports                                        Previously filed.

Consolidated Balance Sheets at December 31, 2001 and 2000            Previously filed.

Consolidated Statements of Operations for the Years Ended
December 31, 2001, 2000 and 1999                                     Previously filed.

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 2001, 2000 and 1999                               Previously filed.

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001, 2000 and 1999                                     Previously filed.

Notes to Consolidated Financial Statements                           Previously filed.

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

Deloitte Touche Tohmatsu
Hong Kong
March 20, 2002, except for note 20(f) as to which the date is April 8, 2002.

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                (In United States dollars, except share amounts)

                                                                                 December 31,
                                                                                 ------------

                                                                              2001             2000
                                                                              ----             ----
                                           ASSETS

Current Assets:
Cash and cash equivalents ..........................................     $  2,088,484      $ 31,211,711
Trade accounts receivable (net of allowance for doubtful accounts
    of $Nil and $11,558 at December 31, 2001 and 2000) .............           28,858            71,015
Accrued interest receivable ........................................            3,326            85,586
Marketable securities (Note 3) .....................................           53,309           367,648
Prepaid insurance ..................................................          288,869           256,361
Rental deposits ....................................................           39,226           168,325
Other prepaid expenses and deposits ................................           94,780           121,778
                                                                         ------------      ------------

                Total current assets ...............................        2,596,852        32,282,424
Note receivable (Note 5) ...........................................        1,865,244                --
Loan receivable (Note 6) ...........................................          270,055                --
Property and equipment, net (Note 7) ...............................          257,321           578,866
Investment in and advances to affiliates (Note 9) ..................       18,507,906         3,107,882
                                                                         ------------      ------------

                Total assets .......................................     $ 23,497,378      $ 35,969,172
                                                                         ============      ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable ...................................................     $     15,389      $    120,974
Accrued professional and consulting fees ...........................           65,611           208,654
Accrued salaries ...................................................          129,032            40,256
Accrued printing costs .............................................           30,000                --
Other accrued liabilities ..........................................           31,347           133,885
Deferred revenue ...................................................               --             5,604
                                                                         ------------      ------------

                Total current liabilities ..........................          271,379           509,373
                                                                         ------------      ------------

Commitments and Contingencies (Note 18)

Stockholders' equity:
Common stock 200,000,000 shares authorized, $0.001 par value, shares issued and outstanding: 2001: 19,210,037;
    2000: 19,210,037 ...............................................           19,211            19,211
Additional paid-in capital .........................................       58,266,456        60,038,934
Deficit accumulated during the development stage ...................      (35,059,668)      (24,598,346)
                                                                         ------------      ------------

                Total stockholders' equity .........................       23,225,999        35,459,799
                                                                         ------------      ------------

                Total Liabilities and Stockholders' Equity .........       23,497,378      $ 35,969,172
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

                                                                                                                       Cumulative
                                                                                                                          from
                                                                                                                        September
                                                                                                                     16, 1998 (date
                                                                                  Year ended December 31,           of inception) to
                                                                                  -----------------------              December 31,
                                                                           2001            2000           1999             2001
                                                                           ----            ----           ----             ----
Revenue
Payment processing .................................................   $    301,978    $     38,223    $      2,634    $    342,835
                                                                       ------------    ------------    ------------    ------------

Operating expenses:
Sales and marketing (including stock based compensation costs
(recovery) of $(108,352), $285,482, $233,528 and $410,658 for the
years ended December 31, 2001, 2000 and 1999 and the period from
September 16, 1998 (date of inception) to December 31, 2001 ........        611,628       2,113,149       1,563,246       4,288,023
General and administrative (including stock based
         compensation costs of $312,246, $1,443,530, $256,369 and
         $2,012,145 for the years ended December 31, 2001, 2000 and
         1999 and the period from September 16, 1998 (date of
         inception) to December 31, 2001 ...........................      7,153,141       8,297,692       4,241,389      19,692,222
Systems and technology (including stock based compensation
         costs (recovery) of $(123,802), $59,307, $156,635 and
         $92,140 for the years ended December 31, 2001, 2000 and
         1999 and the period from September 16, 1998 (date of
         inception) to December 31, 2001 ...........................        836,134       1,489,056         552,221       2,877,411
Charges for impairment of certain long-lived and prepaid
         assets (Notes 8 and 9) ....................................      3,159,505         949,418              --       4,108,923
                                                                       ------------    ------------    ------------    ------------

                Total operating expenses ...........................     11,760,408      12,849,315       6,356,856      30,966,579
                                                                       ------------    ------------    ------------    ------------

Loss from operations ...............................................    (11,458,430)    (12,811,092)     (6,354,222)    (30,623,744)
                                                                       ------------    ------------    ------------    ------------

Other income (expenses):
Interest income ....................................................        704,725       1,527,959          36,761       2,269,445
Interest expense ...................................................             --          (2,121)       (471,424)       (473,545)
Loss on write down of marketable securities (Note 3) ...............       (314,339)     (1,632,353)             --      (1,946,692)
                                                                       ------------    ------------    ------------    ------------

                Total other income (expenses) ......................        390,386        (106,515)       (434,663)       (150,792)
                                                                       ------------    ------------    ------------    ------------

Equity in loss of affiliates (Note 9) ..............................       (882,146)       (292,118)             --      (1,174,264)
                                                                       ------------    ------------    ------------    ------------

Loss from continuing operations ....................................    (11,950,190)    (13,209,725)     (6,788,885)    (31,948,800)
                                                                       ------------    ------------    ------------    ------------

Income (loss) from discontinued operations (Note 15)
Net loss ...........................................................       (236,683)     (4,219,736)             --      (4,456,419)
Gain on discontinuance (net of $Nil tax effects) ...................      1,725,551              --              --       1,725,551
                                                                       ------------    ------------    ------------    ------------

                Total income (loss) from discontinued operations ...      1,488,868      (4,219,736)             --      (2,730,868)
                                                                       ------------    ------------    ------------    ------------

Loss before cumulative effect of accounting change .................    (10,461,322)    (17,429,461)     (6,788,885)    (34,679,668)

Cumulative effect of accounting change .............................             --        (380,000)             --        (380,000)
                                                                       ------------    ------------    ------------    ------------

Net loss ...........................................................   $(10,461,322)   $(17,809,461)   $ (6,788,885)   $(35,059,668)
                                                                       ============    ============    ============    ============

Basic and diluted loss per share applicable to
common stockholders
Continuing operations ..............................................          (0.62)          (0.73)          (0.56)          (1.78)
Discontinued operations ............................................           0.08           (0.23)             --           (0.15)
Cumulative effect of accounting change .............................             --           (0.02)             --           (0.02)
                                                                       ------------    ------------    ------------    ------------

.....................................................................          (0.54)          (0.98)          (0.56)          (1.95)
                                                                       ============    ============    ============    ============

Weighted average shares used in computing per share amounts ........     19,210,037      18,064,980      12,043,662      17,947,593
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

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                (In United States dollars, except share amounts)

                                                                                                  Deficit
                                                                                                accumulated
                                                       Common stock           Additional         during the         Total
                                                       ------------             paid-in         development      stockholders'
                                                    Shares       Amount         capital            stage            equity
                                                    ------       ------         -------            -----            ------
Balance at September 16, 1998
(date of inception) .........................             --     $    --     $         --      $         --      $         --
                                                  ----------     -------     ------------      ------------      ------------

Balance at December 31, 1998 ................             --          --               --                --                --
Impact of merger with JRL
Resources Corp. .............................      4,040,000       4,040           (4,940)               --              (900)
Issuance of shares of common stock
in lieu of organizational costs .............      8,000,000       8,000          300,000                --           308,000
Issuance of common stock and
warrants ....................................      2,916,667       2,917       17,364,583                --        17,367,500
Stock based compensation ....................             --          --          646,532                --           646,532
Proceeds received on issuance of debt
securities with detachable warrants .........             --          --          410,000                --           410,000
Net loss for the year .......................             --          --               --        (6,788,885)       (6,788,885)
                                                  ----------     -------     ------------      ------------      ------------

Balance at December 31, 1999 ................     14,956,667      14,957       18,716,175        (6,788,885)       11,942,247
Issuance of common stock (net of
issuance cost of $2,095,562) ................      3,228,500       3,229       20,915,835                --        20,919,064
Fair value of warrants issued with
common stock ................................             --          --        7,656,124                --         7,656,124
Stock-based compensation ....................             --          --        3,947,837                --         3,947,837
Shares issued in business
combination (Note 1) ........................         24,870          25          623,963                --           623,988
Shares issued on exercise of warrants .......      1,000,000       1,000        7,799,000                --         7,800,000
Cumulative effect of accounting change
for beneficial feature of convertible debt ..             --          --          380,000                --           380,000
Net loss for the year .......................             --          --               --       (17,809,461)      (17,809,461)
                                                  ----------     -------     ------------      ------------      ------------

Balance at December 31, 2000 ................     19,210,037      19,211       60,038,934       (24,598,346)       35,459,799
Issuance of warrants ........................             --          --          174,900                --           174,900
Cancellation of stock options relating
to discontinued operations ..................             --          --       (1,947,378)               --        (1,947,378)
Net loss for the year .......................             --          --               --       (10,461,322)      (10,461,322)
                                                  ----------     -------     ------------      ------------      ------------

Balance at December 31, 2001 ................     19,210,037     $19,211     $ 58,266,456      $(35,059,668)     $ 23,225,999
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

                                                                                                                Cumulative
                                                                                                                   from
                                                                                                                 September
                                                                                                                  16, 1998
                                                                           Year ended December 31,             (inception) to
                                                                           -----------------------              December 31,
                                                                     2001           2000            1999            2001
                                                                     ----           ----            ----            ----
Cash flows from operating activities:
Net loss ....................................................   $(10,461,322)   $(17,809,461)   $ (6,788,885)   $(35,059,668)
Adjustments to reconcile net loss to net cash used
in operating activities:
Equity loss in affiliates ...................................        882,146         292,118              --       1,174,264
Organizational costs in excess of cash paid .................             --              --         300,000         300,000
Stock compensation costs (recovery) .........................     (1,772,478)      3,947,837         646,532       2,821,891
Depreciation ................................................        446,366         575,587         250,382       1,272,335
(Gain) loss on disposal of equipment ........................        125,537          (6,085)          3,804         123,256
Loss on disposal of equipment from discontinued operations ..          6,943              --              --           6,943
Accretion of discount on loan ...............................             --              --         410,000         410,000
Cumulative effect of accounting change for
beneficial feature of convertible debt ......................             --         380,000              --         380,000
Amortization of goodwill ....................................        325,672         291,282              --         616,954
Loss recognized on write down of marketable securities ......        314,339       1,632,353              --       1,946,692
Charges for certain long-lived and prepaid assets ...........      3,159,505       2,405,829              --       5,565,334
Changes in operating assets and liabilities
net of business acquired:
Trade accounts receivable and accrued interest receivable ...         96,852         (52,548)             --          44,304
Prepaid financial advisory fee ..............................             --         672,022        (672,022)             --
Other prepaid expenses and deposits .........................        110,906        (651,061)       (375,778)       (915,933)
Amounts due from stockholders ...............................             --          12,540         (12,540)             --
Accounts payable ............................................        (96,706)        183,506         235,340         322,140
Accrued professional and consulting fees ....................       (143,043)        102,821         105,833          65,611
Accrued salaries ............................................         88,776          40,256              --         129,032
Other accrued liabilities ...................................        (81,969)       (261,085)         30,313        (312,741)
Amounts due to related companies ............................             --        (239,727)        239,727              --
Deferred rent ...............................................             --         (62,017)         62,017              --
Deferred revenue ............................................         (5,604)        (12,471)         18,075              --
                                                                ------------    ------------    ------------    ------------

Net cash used in operating activities .......................     (7,004,080)     (8,558,304)     (5,547,202)    (21,109,586)
                                                                ------------    ------------    ------------    ------------

Cash flows from investing activities:
Purchase of property and equipment ..........................       (316,323)       (520,614)     (1,199,172)     (2,036,109)
Proceeds from disposal of equipment .........................         33,284          22,803           5,806          61,893
Proceeds from sale of subsidiary ............................      1,418,473              --              --       1,418,473
Effect of acquisition of subsidiary on cash .................     (2,232,059)     (1,409,319)             --      (3,641,378)
Investment in marketable securities .........................             --      (2,000,000)             --      (2,000,000)
Investment in and advances to affiliate .....................     (1,752,467)     (3,400,000)             --      (5,152,467)
Acquisition of Gasco Energy, Inc. ...........................    (19,000,000)             --              --     (19,000,000)
Loan receivable .............................................       (270,055)             --              --        (270,055)
                                                                ------------    ------------    ------------    ------------

Net cash used in investing activities .......................    (22,119,147)     (7,307,130)     (1,193,366)    (30,619,643)
                                                                ------------    ------------    ------------    ------------

Cash flows from financing activities:
Proceeds from issuance of common stock ......................             --      30,670,750      18,133,000      48,803,750
Share issue cost paid .......................................             --      (2,460,458)       (318,750)     (2,779,208)
Proceeds from exercise of warrants ..........................             --       7,800,000              --       7,800,000
Proceeds from short term loans with detachable warrants .....             --              --       1,000,000       1,000,000
Proceeds from short term loans ..............................             --              --         750,000         750,000
Repayment of short term loan ................................             --         (27,007)     (1,722,993)     (1,750,000)
Principal payments under capital lease obligations ..........             --          (5,746)         (1,083)         (6,829)
                                                                ------------    ------------    ------------    ------------

Net cash provided by financing activities ...................             --      35,977,539      17,840,174      53,817,713
                                                                ------------    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents ........    (29,123,227)     20,112,105      11,099,606       2,088,484
Cash and cash equivalents at beginning of year/period .......     31,211,711      11,099,606              --              --
                                                                ------------    ------------    ------------    ------------
Cash and cash equivalents at end of year/period .............   $  2,088,484    $ 31,211,711    $ 11,099,606    $  2,088,484
                                                                ============    ============    ============    ============
Supplemental cash information:
Cash paid during the year/period:
Interest ....................................................   $         --    $      2,121    $     61,624    $     63,745
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

                                                                            Period from
                                                                           September 16,
                                              For the year ended           1998 (date of
                                                 December 31,              inception) to
                                                 ------------               December 31,
                                             2000             1999              2001
                                             ----             ----              ----

                                         (Unaudited)      (Unaudited)       (Unaudited)
Pro forma revenue included in
discontinued operations ...........       $ 966,164        $  46,203        $ 1,012,367
                                          =========        =========        ===========

Pro forma loss ....................       $(468,951)       $(783,317)       $(1,252,268)
                                          =========        =========        ===========

Basic pro forma loss per share ....       $   (0.03)       $   (0.06)
                                          =========        =========

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

                                                                    Year ended December 31,
                                                                    -----------------------

                                                          2001               2000               1999
                                                          ----               ----               ----
     Reported net loss ..........................    $  (10,461,322)    $  (17,809,461)    $   (6,788,885)
     Add: Goodwill amortization .................           325,671            291,282                 --
                                                     --------------     --------------     --------------

     Adjusted net loss ..........................    $  (10,135,651)    $  (17,518,179)    $   (6,788,885)
                                                     ==============     ==============     ==============

     Reported basic and diluted loss per share ..    $        (0.54)    $        (0.98)    $        (0.56)
     Add: Goodwill amortization, per basic
       and diluted share ........................              0.02               0.02                 --
                                                     --------------     --------------     --------------

     Adjusted basic and diluted loss per share ..    $        (0.52)    $        (0.96)    $        (0.56)
                                                     ==============     ==============     ==============

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

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)

7. PROPERTY AND EQUIPMENT, NET

                                                        2001            2000

     Leasehold improvements ....................    $        --     $   318,227
     Computer equipment and processing system ..        513,591         570,824
     Furniture, fixtures and office equipment ..         67,294         280,026
                                                    -----------     -----------

                                                        580,885       1,169,077
     Less accumulated depreciation .............       (323,564)       (590,211)
                                                    -----------     -----------

                                                    $   257,321     $   578,866
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

                                                                   2000
                                                                   ----

     Cost of investment .............................          $ 3,000,000
     Share in losses of affiliate ...................             (292,118)
                                                               -----------

                                                                 2,707,882
     Loan ...........................................              400,000
                                                               -----------

                                                               $ 3,107,882
                                                               ===========

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

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)

9. INVESTMENT IN AND ADVANCES TO AFFILIATES (CONTINUED)

     Assets acquired and liabilities assumed in the acquisition were as follows:

     Bank and fixed deposits ..................................    $ 2,057,483
     Trade accounts receivable ................................         11,959
     Prepaid expenses and deposits ............................        164,901
     Property plant and equipment .............................      1,486,077
     Accounts payable and other accrued liabilities ...........        (77,636)
     Long term liabilities ....................................     (1,361,468)
                                                                   -----------

     Estimated fair value of net assets at June 18, 2001 ......    $ 2,281,316
                                                                   ===========

     Consideration:

     Cash, net of shareholders' loan of $668,007 ..............    $ 3,581,993
     Share of net assets (50%) ................................     (1,140,658)
     Direct costs .............................................         39,542
                                                                   -----------

     Goodwill at acquisition ..................................    $ 2,480,877
                                                                   ===========

     Cash outflow from acquisition of subsidiary is made up of:

     Consideration paid .......................................    $ 4,250,000
     Bank and fixed deposits acquired .........................     (2,057,483)
     Direct costs .............................................         39,542
                                                                   -----------

                                                                   $ 2,232,059
                                                                   ===========

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

The Company's equity in losses of Gasco during the year ended December 31, 2001 is $492,094.

Summarized financial information of Gasco is shown below.

                                                          2001         2000
                                                          ----         ----

     Assets, liabilities and stockholders' equity:

     Current assets ................................ $ 12,453,684   $ 1,007,984
     Non current assets ............................    9,204,841     1,999,275
     Current liabilities ...........................      593,100     1,428,354
     Non current liabilities .......................           --            --
     Stockholders' equity ..........................   21,065,425     1,578,905

                                                          2001         2000         1999
                                                          ----         ----         ----
     Operating results:

     Net sales ..................................... $     36,850   $        --   $     --
     Loss from continuing operations ...............   (4,129,459)     (843,261)  (736,834)
     Net loss ......................................   (4,129,459)     (843,261)  (736,834)
     Deemed distribution on preferred shares .......  (11,400,000)           --         --
     Net loss attributable to common shareholders ..  (15,529,459)     (843,261)  (736,834)

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

     The components of net loss are as follows:

                                                                Year ended December 31,
                                                                -----------------------

                                                         2001             2000            1999
                                                         ----             ----            ----
     United States of America ..................    $ (6,353,148)    $ (9,160,736)    $(3,320,145)
     Hong Kong .................................      (3,748,476)      (6,977,789)     (3,296,455)
     Other countries (British Virgin Islands,
       Bermuda and Canada) .....................        (359,698)      (1,670,936)       (172,285)
                                                    ------------     ------------     -----------

                                                    $(10,461,322)    $(17,809,461)    $(6,788,885)
                                                    ============     ============     ===========

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)

10. INCOME TAXES (continued)

During the years ended December 31, 2001, 2000 and 1999, the Company operated predominantly in Hong Kong and is therefore subject to Hong Kong Profits Tax. A reconciliation of income taxes computed at the Hong Kong statutory tax rate of 16% to the income tax expense is as follows:

                                                                   2001            2000            1999
                                                                   ----            ----            ----
     Income tax benefit at statutory tax rate .............    $ 1,673,812     $ 2,849,514     $ 1,086,222
     Effect of rate differential on transactions subject
       to rates of other tax jurisdictions ................      1,462,612         393,723         291,300
     Non-deductible items

       Stock-based compensation ...........................        283,596        (631,654)       (103,445)
       Charge on write down of marketable securities ......        (50,294)       (261,176)             --
       Charge for long-lived assets and amortization
           of goodwill ....................................        (52,108)       (313,026)             --
       Other ..............................................             --        (171,062)             --
     Non-taxable items primarily interest income ..........         53,731         193,217           1,942
     Valuation allowance ..................................     (3,371,349)     (2,059,536)     (1,276,019)
                                                               -----------     -----------     -----------

                                                               $        --     $        --     $        --
                                                               ===========     ===========     ===========

The components of deferred income tax assets and liabilities are as follows:

                                                                    2001            2000
                                                                    ----            ----
     Deferred tax assets:
       Net operating loss carry forwards ....................    $ 6,798,362     $ 3,441,203
       Less valuation allowance .............................     (6,706,904)     (3,335,555)
                                                                 -----------     -----------

       Net deferred tax assets ..............................         91,458         105,648
     Deferred tax liabilities:
       Property and equipment, principally due to differences
         in depreciation ....................................         91,458         105,648
                                                                 -----------     -----------

     Net deferred tax assets/liabilities ....................    $        --     $        --
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

     2001 Stock Option/Warrant Plan

     During the year ended December 31, 2001, the Company granted the following share options to employees, directors and consultants:

                           Number of                         Fair Value at
     Date of Grant          Options      Exercise Price      date of grant
     -------------          -------      --------------      -------------

     October 31, 2001      1,260,000         $0.40               $0.41

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

                                                            $            $$
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

A summary of the activity of the Company's stock option plans are presented below:

     2001 Stock Option/Warrant Plan

                                                                                   Weighted
                                                                  Number            average
                                                                of options       exercise price
                                                                ----------       --------------
     Outstanding at beginning of year .......................           --           $  --
     Granted ................................................    1,260,000            0.40
                                                                 ---------           -----

     Outstanding at end of year .............................    1,260,000            0.40
                                                                 =========           =====

     Total options outstanding and exercisable at year end ..    1,260,000              --
                                                                 =========           =====

     Weighted-average fair value ............................                         0.38
                                                                                     =====

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

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                (In United States dollars, except share amounts)

11. STOCK OPTIONS (continued)

1999 Stock Option Plan

                                                                             Year ended December 31,
                                                          2001                        2000                        1999
                                                          ----                        ----                        ----

                                                              Weighted-                   Weighted-                   Weighted-
                                                 Number        average       Number        average       Number        average
                                               of options  exercise price  of options  exercise price  of options  exercise price
                                               ----------  --------------  ----------  --------------  ----------  --------------

                                                                                              $                          $$
     Outstanding at beginning of year ...       1,809,500        5.93       1,512,500        7.65              --          --
     Granted ............................              --          --       2,759,750        7.52       1,572,500        7.65
     Forfeited ..........................        (964,500)       6.21      (1,317,000)       7.98         (60,000)       7.65
     Rescinded ..........................        (825,000)       5.52      (1,145,750)       9.68              --          --
                                               ----------       -----      ----------       -----      ----------       -----

     Outstanding at end of year .........          20,000        9.34       1,809,500        5.93       1,512,500        7.65
                                               ==========       =====      ==========       =====      ==========       =====

     Options exercisable at year end ....          20,000          --         393,750          --              --          --
                                               ==========       =====      ==========       =====      ==========       =====

     Weighted-average fair value ........                       12.03                        7.13                        3.97
                                                                =====                        ====                        ====

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

                                          For the year ended December 31,
                                          -------------------------------

                                          2001          2000          1999
                                          ----          ----          ----

     Revenue

     Segments
     Payment processing
       Asia Pacific .............       $ 51,411       $38,223       $2,634
       Americas .................        250,567            --           --
     Oil and gas ................             --            --           --
                                        --------       -------       ------

                                        $301,978       $38,223       $2,634
                                        ========       =======       ======

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                (In United States dollars, except share amounts)

17. SEGMENT INFORMATION (continued)

                                        For the year ended December 31,
                                        -------------------------------

                                    2001             2000             1999
                                    ----             ----             ----
     Profit and Loss

     Segments
     Payment processing
        Asia Pacific .......    $ (6,673,642)    $(13,087,841)    $(6,788,885)
        Americas ...........      (4,551,979)        (501,884)             --
     Oil and gas ...........        (724,569)              --              --
     Discontinued operations       1,488,868       (4,219,736)             --
                                ------------     ------------     -----------

                                $(10,461,322)    $(17,809,461)    $(6,788,885)
                                ============     ============     ===========

                                                          As at
                                                       December 31,
                                                       ------------

                                                 2001              2000
                                                 ----              ----
     Assets

     Segments
     Payment processing
        Asia Pacific ..................       $   230,561       $32,692,717
        Americas ......................                --         3,127,637
     Oil and gas ......................        23,259,081                --
     Discontinued operations ..........             7,736           148,818
                                              -----------       -----------

                                              $23,497,378       $35,969,172
                                              ===========       ===========

Stock compensation (recovery) expense by segment is as follows:

                                                                                    Cumulative from
                                                                                   September 16, 1998
                                             For the year ended December 31,       (date of inception)
                                             -------------------------------                to
                                          2001             2000            1999     December 31, 2001
                                          ----             ----            ----     -----------------
     Segments
     Payment processing
       Asia Pacific ............      $    20,007       $1,759,554      $  646,532      $2,426,093
       Americas ................          (28,765)          28,765              --              --
     Oil and gas ...............           88,850               --              --          88,850
     Discontinued operations ...       (1,852,570)       2,159,518              --         306,948
                                      -----------       ----------      ----------      ----------

                                      $(1,772,478)      $3,947,837      $  646,532      $2,821,891
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

                             BREK ENERGY CORPORATION
                         (Formerly First Ecom.com, Inc.)
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                (In United States dollars, except share amounts)

18. COMMITMENTS AND CONTINGENCIES

The Company leases office and other premises under non-cancellable operating leases. The lease commitments for the next five years are:

     2002 .........................................                $216,419
     2003 .........................................                  76,032
                                                                   --------

     Total ........................................                $292,451
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

(f) In March 2002, the Company issued 2,845,000 common shares by way of a private placement to various insiders and affiliates for total proceeds of $1,422,500.

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

                            BREK ENERGY CORPORATION.


                                        /S/ Kenneth G.C. Telford
                                        ------------------------

                                            Kenneth G.C. Telford
                                            Secretary and Chief
                                            Financial Officer

Signature                                  Title                      Date
                                           -----                      ----


/S/ Gregory M. Pek           Director, President, and Chief       May 7, 2002
------------------------     Executive Officer (principal
Gregory M. Pek               executive officer)


/S/ Ravi K. Daswani          Director                             May 7, 2002
------------------------
Ravi K. Daswani


/S/ Douglas Moore            Director                             May 7, 2002
------------------------
Douglas Moore


/S/ Ian G. Robinson          Director & Chairman of the Board     May 7, 2002
------------------------
Ian G. Robinson


/S/ James Pratt              Director                             May 7, 2002
------------------------
James Pratt


/S/ Andrew Leitch            Director                             May 7, 2002
------------------------
Andrew Leitch


/S/ Kenneth G.C. Telford     Secretary & Chief Financial Officer  May 7, 2002
------------------------     (principal accounting officer)
Kenneth G.C. Telford