Form 10-Q
period 2002-03-31
BREK ENERGY CORP
filed 2002-05-15
CIK 1095070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

                         Commission File Number 0-27753

                             BREK ENERGY CORPORATION
             (exact name of registrant as specified in its charter)

            Nevada                                       98-0206967
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

                        Yes |X|    No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 2002 the Company had one class of Common Stock with $.001 par value, of which 22,055,037 shares were issued and outstanding.

                             BREK ENERGY CORPORATION
                                      INDEX

PART I

      ITEM 1: Financial Statements

                  Consolidated Balance Sheet at March 31, 2002
                    and December 31, 2001

                  Unaudited Interim Consolidated Statements of
                    Operations and Comprehensive Loss for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002

                  Unaudited Interim Consolidated Statement of
                    Stockholders' Equity for the three months ended March 31, 2002

                  Unaudited Interim Consolidated Statements of Cash Flows
                    for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998
                    (inception) to March 31, 2002

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

SIGNATURES

                         PART I - FINANCIAL INFORMATION




ITEM 1 - FINANCIAL STATEMENTS

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Consolidated balance sheets
at March 31, 2002 and December 31, 2001
(Expressed in United States Dollars)


                                             March 31, 2002  December 31, 2001
                                              (Unaudited)
Assets
Current assets
Cash and cash equivalents                     $  2,443,224    $  2,088,484
Trade accounts receivable                           18,556          28,858
Accrued interest receivable                                          3,326
Marketable securities (Note 5)                      53,309          53,309
Prepaid expenses and other receivables             379,335         422,875
                                              ------------    ------------
Total current assets                             2,894,424       2,596,852

Notes receivable (Note 6)                        1,876,908       1,865,244

Loan receivable                                         --         270,055

Property and equipment (Note 7)                    210,749         257,321

Equity in affiliates (Note 8)                   18,438,953      18,507,906

                                              ------------    ------------
Total assets                                  $ 23,421,034    $ 23,497,378
                                              ============    ============

Liabilities and stockholders' equity
Current liabilities
Accounts payable                              $    227,321    $     15,389
Accrued professional and consulting fees           103,428          65,611
Accrued salaries                                   140,670         129,032
Other accrued liabilities                           77,822          61,347
                                              ------------    ------------
Total current liabilities                          549,241         271,379
                                              ------------    ------------
Stockholders' equity
Common stock, $0.001 par value
Authorized
  March 31, 2002- 300,000,000 shares
  December 31, 2001- 200,000,000 shares
issued and outstanding
  March 31, 2002-  22,055,037 shares
  December 31, 2001-19,210,037 shares               22,056          19,211
Additional paid-in capital                      59,532,237      58,266,456
Deficit accumulated during the
  development stage                            (36,682,500)    (35,059,668)
                                              ------------    ------------
Total stockholders' equity                      22,871,793      23,225,999
                                              ------------    ------------
Total liabilities and stockholders' equity    $ 23,421,034    $ 23,497,378
                                              ============    ============

See accompanying notes to unaudited interim consolidated financial statements.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Unaudited interim consolidated statements of operations and comprehensive loss for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)

                                                                                Period from
                                             Three months    Three months      September 16,
                                                    ended           ended   1998 (inception)
                                           March 31, 2002  March 31, 2001  to March 31, 2002
Revenue
Payment processing                           $     12,870    $     12,756    $    355,705
                                             ------------    ------------    ------------
Operating expenses
Sales and marketing                               133,719         172,756       4,421,742
General and administrative                      1,100,680       1,848,070      20,313,874
Systems and technology, net                       (16,533)        146,860       3,339,906
Charges for impairment of certain
long-lived and prepaid assets                                                   4,108,923
                                             ------------    ------------    ------------
Total expenses                                  1,217,866       2,167,686      32,184,445

Loss from operations                           (1,204,996)     (2,154,930)    (31,828,740)
                                             ------------    ------------    ------------

Other income/(expenses)
Interest income                                    13,680         387,602       2,283,125
Interest expense                                                                 (473,545)
Loss on write down of marketable
securities                                                                     (1,946,692)
                                             ------------    ------------    ------------
                                                   13,680         387,602        (137,112)
                                             ------------    ------------    ------------
Equity in loss of affiliates                     (431,516)       (195,399)     (1,605,780)
                                             ------------    ------------    ------------
Loss from continuing operations                (1,622,832)     (1,962,727)    (33,571,632)
                                             ------------    ------------    ------------
Income (loss) from discontinued operations
Net loss                                               --        (231,327)     (4,456,419)
Gain on discontinuance                                 --       1,725,551       1,725,551
                                             ------------    ------------    ------------
                                                       --       1,494,224      (2,730,868)
                                             ------------    ------------    ------------
Loss before cumulative effect
of accounting change                           (1,622,832)       (468,503)    (36,302,500)

Cumulative effect of accounting change                 --              --        (380,000)
                                             ------------    ------------    ------------
Net loss                                     $ (1,622,832)   $   (468,503)   $(36,682,500)
                                             ============    ============    ============

Other comprehensive income
unrealized gain on marketable securities                          139,886              --
                                             ------------    ------------    ------------
Comprehensive loss for the period            $ (1,622,832)   $   (328,617)   $(36,682,500)
                                             ============    ============    ============

Basic and diluted loss per share
applicable to common stockholders

  Continuing operations                      $      (0.08)   $      (0.10)   $      (2.02)
  Discontinued operations                              --            0.08           (0.15)
  Cumulative effect of accounting change               --              --           (0.02)
                                             ------------    ------------    ------------
                                             $      (0.08)   $      (0.02)   $      (2.19)
                                             ============    ============    ============
Weighted average shares used in
computing per share amounts                    19,336,481      19,210,037      16,660,764
                                             ============    ============    ============

See accompanying notes to unaudited interim consolidated financial statements.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Unaudited interim consolidated statement of stockholders' equity for the three months ended March 31, 2002
(Expressed in United States Dollars)



                                                                                           Deficit
                                                                                       accumulated
                                                                        Additional      during the          Total
                                                Common stock               paid-in     development   stockholders'
                                             Shares        Amount          capital           stage         equity
Balance at January 1, 2002                19,210,037    $    19,211    $58,266,456   $(35,059,668)   $23,225,999
Issuance of common stock                   2,845,000          2,845      1,419,655                     1,422,500
Share issue cost                                                           (25,000)                      (25,000)
Reversal of stock compensation expense                                    (128,874)                     (128,874)
Net loss for the period                                                                (1,622,832)    (1,622,832)
                                          ----------------------------------------------------------------------
Balance at March 31, 2002                 22,055,037    $    22,056    $59,532,237   $(36,682,500)   $22,871,793
                                          ======================================================================

See accompanying notes to unaudited interim consolidated financial statements

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Unaudited interim consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)


                                                                                                   Period from
                                                                Three months    Three months      September 16,
                                                                       ended           ended   1998 (inception)
                                                              March 31, 2002  March 31, 2001  to March 31, 2002
Cash flows from operating activities:
Net loss for the period                                         $(1,622,832)   $   (468,503)   $(36,682,500)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Equity loss in affiliates                                         431,516         195,399       1,605,780
  Organizational costs in excess of cash paid                            --              --         300,000
  Stock compensation costs (recovery)                              (128,874)     (1,939,143)      2,693,017
  Depreciation of property and equipment                             46,574         102,574       1,318,909
  Loss on disposal of equipment                                          --         108,970         123,256
  Loss on disposal of equipment from discontinued operations             --           9,453           6,943
  Accretion of discount on loan                                          --              --         410,000
  Cumulative accounting change for beneficial
    feature of convertible debt                                          --              --         380,000
  Amortization of goodwill                                               --          42,857         616,954
  Imputed interest on notes receivable                              (11,664)             --         (11,664)
  Loss recognized on write down of marketable securities                 --              --       1,946,692
  Charges for certain goodwill, long-lived and prepaid assets            --              --       5,565,334
    Changes in operating assets and liabilities
  Trade accounts receivable and other receivable                     13,628          23,424          57,932
  Other prepaid expenses and other receivables                       43,540         209,851        (872,393)
  Accounts payable                                                  211,932         (28,841)        534,072
  Accrued professional and consulting fees                           37,817         232,595         103,428
  Accrued salaries                                                   11,638         (29,808)        140,670
  Other accrued liabilities                                          16,473         129,842        (296,268)
  Deferred revenue                                                       --          (4,056)
                                                                -----------    ------------    ------------
Net cash used in operating activities                              (950,252)     (1,415,386)    (22,059,838)
                                                                -----------    ------------    ------------

Cash flows from investing activities
Purchase of property and equipment                                       --              --      (2,036,109)
Proceeds from disposal of equipment                                      --          29,769          61,893
Proceeds from sale of subsidiary                                         --              --       1,418,473
Effect of acquisition of subsidiary on cash                              --              --      (3,641,378)
Investment in marketable securities                                      --              --      (2,000,000)
Investment in and advance to affiliate                                   --      (1,752,467)     (5,152,467)
Acquisition of  Gasco Energy, Inc.                                       --              --     (19,000,000)
Acquisition of Vallenar Energy Corp.                                (92,508)             --        (362,563)
                                                                -----------    ------------    ------------
Net cash used in investing activities                               (92,508)     (1,722,698)    (30,712,151)
                                                                -----------    ------------    ------------

Cash flows from financing activities

Proceeds from issuance of common stock                            1,422,500              --      50,226,250
Share issue cost paid                                               (25,000)             --      (2,804,208)
Proceeds from exercise of warrants                                       --              --       7,800,000
Proceeds from short term loan with detachable warrants                   --              --       1,000,000
Proceeds from short term loans                                           --              --         750,000
Repayment of short term loan                                             --              --      (1,750,000)
Principal payments under capital lease obligations                       --              --          (6,829)
                                                                -----------    ------------    ------------
Net cash provided by financing activities                         1,397,500              --      55,215,213
                                                                -----------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                354,740      (3,138,084)      2,443,224

Cash and cash equivalents at beginning of period                  2,088,484      31,211,711              --
                                                                -----------    ------------    ------------
Cash and cash equivalents at end of period                      $ 2,443,224    $ 28,073,627    $  2,443,224
                                                                ===========    ============    ============

Supplemental Cash Flow Disclosure:

Cash paid for interest

The Company paid $Nil, $Nil and $63,745 for interest for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002, respectively.

Major non-cash transactions

Three months ended March 31, 2002:

Within the total payment $362,563 for acquisition of Vallenar Energy Corp., $270,055 was loan receivable at December 31, 2001, which was converted into equity and treated as part of the total consideration.

There was $11,664 of imputed interest income on the notes receivable.

See accompanying notes to unaudited interim consolidated financial statements.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)

1     Background and nature of business

      Brek Energy Corporation ("the Company") operates through its subsidiaries in the oil and gas exploration and the electronic payment processing businesses. Before the middle of 2001, its emphasis had been on the electronic payment processing business. Since it acquired a 26% non-dilutable voting interest in Gasco Energy, Inc. ("Gasco"), a Nevada Corporation traded on the Over-the-Counter Bulletin Board, an oil and gas exploration company, in July 2001, the Company's focus has been on that industry. In March 2002 the Company acquired a 26% non-dilutable voting interest in Vallenar Energy Corp. ("Vallenar"), another company engaged in oil and gas exploration.

      In January 2002 the Company entered into share exchange agreements, subject to ratification of the Company's shareholders, with certain shareholders of Gasco to exchange 7 million common shares of Gasco for 19,250,000 shares of the Company.

      The Company remains in development stage. It has earned insignificant revenues from its electronic processing operations since inception in September 1998 and has not received any revenue from the oil and gas business. The Company's longer-term ability to emerge from development stage depends upon developing its oil and gas business and developing sufficient markets and demand for its electronic processing business.

      These financial statements have been prepared on the going concern basis notwithstanding that the Company has recurring operating losses and continuing negative cash flows from operations. The directors of the Company believe that the Company's cash and cash equivalents as of March 31, 2002 and the Company's ability to borrow funds ,raise additional equity and liquidate certain assets if necessary will allow it to satisfy the Company's working capital requirements for the foreseeable future. See further discussion at "Liquidity and Capital Resources" within Item 2 of this document.

2     Basis of Preparation

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for such interim period. The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (the "Company's 2001 Annual Report").

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)

3     Summary of significant accounting policies

      A summary of the Company's significant accounting policies is included in the Company's 2001 Annual Report.

      The Company adopted the full provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill and indefinite life intangible assets amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles with finite lives, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently performing, but not yet completed the transitional impairment test which it expects to complete by June 30, 2002. The effects of adopting the non-amortization provisions of SFAS 142, assuming these provisions were adopted for the periods presented, are summarized below.

                                            For the three months    For the three months
                                            ended March 31, 2002    ended March 31, 2001
Reported net loss                                  $  (1,622,832)          $    (468,503)
Add: Goodwill amortization                                    --                  42,857

                                                   -------------------------------------
Adjusted net loss                                  $  (1,622,832)          $    (425,646)
                                                   =====================================

Reported basic and diluted loss per share          $       (0.08)          $       (0.02)
Add: Goodwill amortization, per basic and
  diluted share                                               --                    0.00

                                                   -------------------------------------
Adjusted basic and diluted loss per share          $       (0.08)          $       (0.02)
                                                   =====================================

      In October 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting requirements for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. SFAS No. 144 was adopted by the Company on January 1, 2002. The Company's adoption of this pronouncement did not have any impact on the results of its operations or financial position.

4     Recent accounting pronouncements

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

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)

5     Marketable securities

      Marketable securities comprise of 91,912 shares of uniView Technologies Corporation, a public company traded on NASDAQ as of March 31, 2002

6     Notes receivable

      On October 19, 2001, the Company completed the sale of its 100% interest in its subsidiary, First Ecommerce Data Services Limited ("FEDS"), to Transworld Payment Solutions N.V. The guaranteed amount of FEDS operating profits is receivable in instalments of $350,000, $650,000 and $1,000,000 due March 1, 2003, 2004, and 2005, respectively. The guaranteed instalments have been recorded at their present value with imputed interest of 2% to 3.5%. Imputed interest of $11,664 was recorded as interest income in the three months ended March 31, 2002.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)

7     Property and equipment

      Details of the Company's property and equipment are as follows:

                                                   March 31,   December 31,
                                                        2002           2001

      Computer equipment and processing system     $ 513,591      $ 513,591
      Furniture, fixtures and office equipment        67,294         67,294
                                                   ---------      ---------
                                                     580,885        580,885
      Less accumulated depreciation                 (370,136)      (323,564)
                                                   ---------      ---------
                                                   $ 210,749      $ 257,321
                                                   =========      =========

8     Equity in Affiliates



      Equity in Affiliates comprises of the Company's equity interests in Gasco Energy, Inc. and Vallenar Energy Corp. as follows:


                                          March 31, 2002   December 31, 2001

      Gasco Energy Inc.
           Cost of interest                $ 19,000,000      $ 19,000,000
           Less: share of loss                 (916,416)         (492,094)
                                           ------------      ------------
                                             18,083,584        18,507,906
                                           ------------      ------------
      Vallenar Energy Corp.
           Cost of interest                     362,563                --
           Less: share of loss                   (7,194)               --
                                           ------------      ------------
                                                355,369                --
                                           ------------      ------------
      Total                                $ 18,438,953      $ 18,507,906
                                           ============      ============

      Gasco Energy, Inc.

      On July 19, 2001, the Company acquired 1000 preferred shares, which are convertible into 9.5 million common shares, of Gasco for $19 million. These preferred shares entitle the Company to a non-dilutable 26% of the voting power of Gasco, providing at least 50% of the preferred shares remain outstanding. The Company is entitled to a seat on Gasco's board of directors and a position on the executive committee, which is largely responsible for operating the business of

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)

      Gasco. The Company's shares also are entitled to vote as a class on certain extraordinary matters. The Company has agreed not to dispose of its stake for three years, however, the Company is permitted to dispose of up to 10% of its holdings annually. In March 2002, the Company converted 50% of its preferred shares (500 shares) into 4,750,000 Gasco common shares. As at March 31, 2002, the Company had a 37% voting interest and 25.9% equity interest in Gasco. In May 2002, Gasco announced the issuance of common shares to third parties which is expected to impact the Company's voting and equity interest in Gasco.

      In January 2002, the Company entered into agreements with certain shareholders of Gasco, subject to the approval of the Company's shareholders, to acquire an additional 7 million common Gasco shares in exchange for 19,250,000 shares of the Company. These 7 million Gasco shares equal approximately 21.9% of Gasco's outstanding common shares as at March 31, 2002.

      Gasco is involved in the exploration and development of potential natural gas reserves on some 117,000 gross acres in the Uinta Basin region in Utah and on some 330,000 acres in the Greater Green River Basin of Wyoming.

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

      The Company's equity in losses of Gasco during the three months ended March 31, 2002 was $424,322.

      The summarized financial information of Gasco is shown below:

      Summarized financial information of Gasco

      Assets and liabilities:
                                           March 31, 2002    December 31, 2001

      Current assets                         $ 6,316,379       $12,453,684
      Non current assets                      13,786,593         9,204,841
      Current liabilities                        625,994           593,100
      Noncurrent liabilities                          --                --
      Stockholders' equity                    19,476,978        21,065,425

      Operating results:
                                       Three months ended    Three months ended
                                           March 31, 2002        March 31, 2001

      Net revenue                            $    28,506        $      --
      Loss from continuing
        operations                            (1,632,009)        (653,369)
      Net loss                               $(1,632,009)       $(653,369)

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)

      Vallenar Energy Corp.

      On March 12, 2002, the Company converted a loan receivable from Vallenar of $270,055 together with a further payment of $79,945 into 733,333 Series "A" Preferred Shares of Vallenar. and also acquired 2,512,500 common shares of Vallenar for $12,563. The preferred shares, which are convertible into 733,333 common shares of Vallenar, provide the company with a non-dilutable 26% voting interest providing at least 50% of the shares remain outstanding. As at March 31, 2002 the Company held a 29.7% equity and voting interest in Vallenar.

      The Company accounts for its interest in Vallenar using the equity method of accounting. The total cost of the Vallenar acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair market values at the effective date of the acquisition. Such allocations ultimately will be based on further management studies and due diligence and consequently are preliminary and subject to revision. The Company does not expect the final allocation of purchase price to differ materially from that presented. The equity in loss of Vallenar for the period from March 12, 2002 to March 31, 2002 was $7,194.

9     Common stock

      On March 28, 2002, the Company issued 2,845,000 common shares at $0.5 per share in a transaction that was exempt from the registration requirements of the Securitites Act of 1933 for total cash proceeds of $1,422,500. The related share issue cost was $25,000

10    Shareholder rights plan

      On March 20, 2002 the Company declared a dividend of 19,210,037 common share purchase rights, being one common share purchase right for each common share outstanding as of that date.

      Each right entitles shareholders to purchase five common shares at $0.01 per share if certain events occur relating to a person or group acquiring or attempting to acquire 10% or more of the outstanding shares of common stock without approval of the Company's Board of Directors. The rights are exercisable until December 31, 2020.

      The Company has reserved 96,050,185 treasury shares for the exercise of these rights.

11    Stock options and warrants

      (a) Stock options

      During the three months ended March 31, 2002 and 2001, the Company did not grant any share options under either of the 1999 and 2001 Stock Option Plan to employees, directors and consultants:

      During the three months ended March 31, 2002, 20,000 of vested options were forfeited and the Company reversed $128,874 of stock compensation costs previously recorded.

      During the three months ended March 31, 2001, 592,000 options were forfeited upon the termination of staff. As a result, the Company reversed $2,474,834 of unvested stock compensation costs previously recorded; $1,852,570 of such cost related to the system integration business, which the Company decided to discontinue during the quarter ended March 31, 2001.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)

      A summary of the Company's 2001 stock option plan is presented below:

                                                     For the three months ended
                                                          March 31, 2002
                                                   -----------------------------
                                                   Number of    Weighted average
                                                    options      exercise price

      Outstanding at beginning of period           1,260,000         $    0.40
      Granted                                             -                 -
                                                   ---------------------------
      Outstanding at end of period                 1,260,000         $    0.40
                                                   ===========================

      Options exercisable at end of period         1,260,000
                                                   =========
      Weighted average fair value                                    $    0.38
                                                                     =========

      At March 31, 2002, the weighted average remaining contractual life of outstanding options was 4.58 years.

      A summary of the Company's 1999 stock option plan is presented below:

                                                       For the three months ended March 31
                                                      2002                          2001
                                             ----------------------     ---------------------------
                                                          Weighted                      Weighted
                                            Number of      average       Number of       average
                                             options   exercise price     options    exercise price
                                             -------   --------------     -------    --------------
      Outstanding at beginning of period     20,000     $      9.34      1,809,500    $      5.93
      Forfeited                              20,000            9.34       (592,000)          5.82
                                             ----------------------     -------------------------
      Outstanding at end of period               --     $        --      1,217,500    $      5.98
                                             ======================     =========================

      Options exercisable at end of period       --                       368,750
                                             ======                     =========


      (b) Dilutive effect on net income (loss) ("EPS") per share

      Diluted EPS, which reflects the potential dilution that could occur if options and warrants were exercised or converted into common stock, were not computed because the effect would be

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)

      antidilutive. For the three months ended March 31, 2002 and 2001, options to purchase 1,260,000 and 1,809,500 shares of common stock and warrants to purchase 1,893,682 and 2,158,682 shares of common stock were outstanding at various times throughout the reporting periods, respectively. At the end of the reporting periods, options to purchase 1,260,000 and 1,217,500 shares of common stock and warrants to purchase 1,893,682 and 1,893,682 shares of common stock were outstanding, respectively.

12    Related party transactions

      During the three months ended March 31, 2002, the Company paid consulting fees to certain directors of $Nil (2001: $28,629).

      Two officers of the Company are directors and officers of Vallenar Energy Corp.

13    Segmented Information

      The Company views its operation in two different businesses, oil and gas development and exploitation and payment processing. Payment processing is viewed as two different geographical areas, which are Asia Pacific and Americas. The Company's oil and gas operations are only in the Americas. Summarized financial information by segment for the three months ended March 31, 2002 and 2001 as taken from the internal management reports, is as follows:

      REVENUE

                                                 Three months ended March 31
                                                 ---------------------------
                                                     2002            2001
                                                     ----            ----
      Segments
      --------
      Payment Processing
        Asia Pacific                                $12,870        $12,756
        Americas                                         --             --
      Oil and gas                                        --             --
      Discontinued operations                            --             --
                                                    ----------------------
                                                    $12,870        $12,756
                                                    ======================

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to unaudited interim consolidated financial statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)

      PROFIT AND LOSS

                                             Three months ended March 31
                                             ---------------------------
                                               2002                2001
                                               ----                ----
      Segments
      --------
      Payment Processing
        Asia Pacific                        $  (476,291)      $(1,676,465)
        Americas                                     --          (286,262)

      Oil and gas                            (1,146,541)               --
      Discontinued operations                        --         1,494,224
                                            -----------------------------
                                            $(1,622,832)      $  (468,503)
                                            =============================


      ASSETS
                                               March 31,       December 31,
                                                 2002              2001
                                              -----------      -----------
      Segments
      --------
      Payment Processing
        Asia Pacific                          $   227,295      $   230,561
        Americas                                       --               --
      Oil and gas                              23,193,739       23,259,081
      Discontinued operations                          --            7,736
                                              ----------------------------
                                              $23,421,034      $23,497,378
                                              ============================

      Stock compensation (recovery) expense by segment is as follows:

                                                                Cumulative from
                                                                  September 16,
                                 For the three   For the three    1998 (date of
                                  months ended    months ended    inception) to
                                March 31, 2002  March 31, 2001   March 31, 2002

      Segments
      Payment processing
        Asia Pacific              $  (128,874)    $   (86,573)    $2,297,219
        Americas                           --              --             --
      Oil and gas                          --              --         88,850
      Discontinued operations              --      (1,852,570)       306,948
                                  ------------------------------------------
                                  $  (128,874)    $(1,939,143)    $2,693,017
                                  ==========================================

      Depreciation expense for the payment processing segment for the three months ended March 31, 2002, 2001 and the cumulative period from inception were $46,574, $100,896 and $1,295,449, respectively. Depreciation expense for the systems integration segment for the three months ended March 31, 2002, 2001 and the cumulative period from inception were $Nil, $1,678 and $23,460, respectively.

      American payment processing profit and loss includes $Nil and $195,399 of equity in the losses of investee accounted for by the equity method for the three months ended March 31, 2002, 2001, respectively. Oil and gas profit and loss includes $431,516 of equity in the loss of investees accounted for by the equity method for the three months ended March 31, 2002.

      Oil and gas assets as of March 31, 2002 included $18,083,584 investment in Gasco and $355,369 investment in Vallenar.

14    Comparative figures

      Certain comparative figures have been reclassified to conform with the current presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the accompanying interim consolidated financial statements for the three-month periods ended March 31, 2002 and 2001 and the form 10-K for the fiscal year ended December 31, 2001.

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

Results of Operations

Comparison of the three months ended March 31, 2002 with the three months ended March 31, 2001.

The Company's payment processing operations generated processing income of $12,870 for the three months ended March 31, 2002 as compared to $12,756 for the three months ended March 31, 2001, as the scale of payment processing operations remains approximately the same between the comparable periods.

Operating expenses of $1,217,866 for the three months ended March 31, 2002 were 44% lower than for the comparable period in 2001. This reflects the Company's concentrated effort on reducing costs. The net recovery of $16,533 of systems and technology expense was due to a recovery of $128,874 stock compensation expense relating to 20,000 forfeited options granted to two former technology staff who left the Company in the fourth quarter of 2001. The other significant reason for reduction in expense was the significant reduction of full time staff to 13 employees as at March 31, 2002 as compared to 27 employees as at March 31, 2001.

Other Income and Expenses

Interest income was $13,680, which includes $11,664 of deemed interest calculated on the notes receivable, for the three months ended March 31, 2002 as compared to $387,602 for the three months ended March 31, 2001. The significant reduction was due to the reduction of cash balance to $2.4 million from $28 million for the comparable quarters as well as the reduction in interest rates from an average of 2.28% at March 31, 2001 to an average of 0.47% as at March 31, 2002.

Equity in Loss of Affiliates

Equity loss for the three months ended March 31, 2002 comprises the Company's 26% share of loss of Gasco Energy, Inc. ("Gasco") and 29.7% share of loss of Vallernar Energy Corp. ("Vallenar") for the period from March 12, 2002 (the date of acquisition) to March 31, 2002.

Equity loss for the three months ended March 31, 2001 comprises the company's 50% share of loss of First Ecommerce Data Services Limited.

Liquidity and Capital Resources

As of March 31, 2002, the Company's net current assets stood at $2.3 million (December 31, 2001: $2.3 million). Net cash used in operating activities decreased from $1,415,386 for the three months ended March 31, 2001 to $950,252 for the three months ended March 31, 2002, mainly due to the reduction in operating costs in the comparable quarters.

Net cash used in investing activities for the three months ended March 31, 2002 was $92,508 as compared to $1,722,698 for the three months ended March 31, 2001. The major activity during the three months ended March 31, 2002 was the acquisition of 29.7% interest in Vallenar from conversion of the $270,055 loan receivable and $92,508 cash. The major activity in the three months ended March 31, 2001 was the additional investment and loan advance to First Ecommerce Data Services Limited.

The Company issued 2,845,000 new common shares by way of a private placement at $0.50 per share to raise $1,422,500 during the three months ended March 31, 2002. The related share issue cost was $25,000. Each of the Chairman of the Board, the president and CEO and the CFO participated in this private placement and acquired 500,000, 200,000 and 100,000 shares respectively. There were no financing activities during the three months ended March 31, 2001.

The Company expects current cash balances, cash equivalents and investments to meet its current operational working capital and needs, however, since the Company is not currently generating sufficient cash to fund its operations and the Company will need to expend significant capital for the acquisition, exploration and evaluation of petroleum and natural gas properties and drilling activities on these properties, the Company will be forced to rely on external financing to meet future capital and operating requirements. The Company is considering several options for raising funds to meet future capital and operating expenditures. Any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company's capital requirements depend upon several factors including, acquisitions of oil and gas interests, the rate of market acceptance, its ability to expand its customer base and increase revenues, its level of expenditures for marketing and sales, purchases of equipment, and other factors. If the Company's capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. The Company can make no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Further, if the Company issues equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants which could restrict the Company's operations or finances. If the Company cannot raise funds, if needed, on acceptable terms, the Company may not be able to continue its operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements which could negatively impact the Company's business, operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No significant changes from information provided in our 2001 Annual Report filed in Form 10-K/A.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings which, in its opinion, after consultation with legal counsel, could have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2001 Annual Meeting held January 29, 2002, the shareholders elected the directors to hold office until the next Annual meeting; approved the appointment of Deloitte Touche Tohmatsu as the Company's independent auditors; approved the increase in the authorized common shares of the Company to 300,000,000 from 200,000,000; and approved the 2001 Employee Stock Option / Warrant Plan. While a proposal to create 50,000,000 preferred shares received more affirmative than negative votes, it did not receive the affirmative vote of a majority of all the Company's outstanding common stock as is required by Nevada law in order to amend the Company's Articles to create preferred shares.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K filed on February 1, 2002 with respect to results of 2001 Annual
Meeting

Form 8-K filed on March 6, 2002 with respect of the Shareholders Rights Plan

Form 8-K filed on March 22, 2002 with respect to acquisition of shares in Vallenar Energy Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2002                         BREK ENERGY CORPORATION





                                           /s/ Kenneth G.C. Telford
                                           -------------------------------------
                                               Kenneth G.C. Telford

                                           Secretary and Chief Financial Officer