Form 10-Q/A
period 2002-03-31
BREK ENERGY CORP
filed 2002-08-19
CIK 1095070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-Q/A

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

                                 Yes _X_ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

This Amendment No. 1 on Form 10-Q/A amends and restates the quarterly report on Form 10-Q for the quarterly period ended March 31, 2002 to reflect the restatement of the Company's financial statements for the quarter ended March 31, 2002.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 8, 2002 the Company had one class of Common Stock with $.001 par value, of which 22,055,037 shares were issued and outstanding.

                             BREK ENERGY CORPORATION
                                      INDEX

PART I
     ITEM 1:  Financial Statements

              Condensed Consolidated Balance Sheets at March 31, 2002 (restated)
                and December 31, 2001

              Unaudited  Condensed Consolidated Statements of Operations and
                Comprehensive Loss for the
                three months ended March 31,
                2002 (restated) and 2001 and
                the period from September 16,
                1998 (inception) to March 31,
                2002 (restated)

              Unaudited Condensed Consolidated
                Statement of Stockholders'
                Equity for the three months
                ended March 31, 2002
                (restated)

              Unaudited Condensed Consolidated Statements of Cash Flows
                for the three months ended March 31, 2002 (restated) and 2001 and the period from September 16, 1998 (inception) to March 31, 2002 (restated)

              Notes to Condensed Consolidated Financial Statements

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

SIGNATURES

                         PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Condensed Consolidated Balance Sheets
at March 31, 2002 (unaudited) and December 31, 2001
(Expressed in United States Dollars)


                                                 March 31, 2002     December 31, 2001
                                     (As restated; see Note 15)


Assets
Current assets
Cash and cash equivalents                          $  2,443,224          $  2,088,484
Trade accounts receivable                                18,556                28,858
Accrued interest receivable                               3,326
Marketable securities (Note 5)                           53,309                53,309
Notes receivable-current portion (Note 6)               343,691
Prepaid expenses and other receivables                  379,335               422,875
                                                   ------------          ------------
Total current assets                                  3,238,115             2,596,852

Notes receivable (Note 6)                             1,533,217             1,865,244

Loan receivable                                              --               270,055

Property and equipment (Note 7)                         210,749               257,321

Equity in affiliates (Note 8)                        18,438,953            18,507,906

                                                   ------------          ------------
Total assets                                       $ 23,421,034          $ 23,497,378
                                                   ============          ============

Liabilities and stockholders' equity
Current liabilities
Accounts payable                                   $    227,321          $     15,389
Accrued professional and consulting fees                103,428                65,611
Accrued salaries                                        140,670               129,032
Other accrued liabilities                                77,822                61,347
                                                   ------------          ------------
Total current liabilities                               549,241               271,379
                                                   ------------          ------------

Stockholders' equity
Common stock, $0.001 par value
Authorized
  March 31, 2002- 300,000,000 shares
  December 31, 2001- 200,000,000 shares
issued and outstanding
  March 31, 2002-  22,055,037 shares
  December 31, 2001-19,210,037 shares                    22,056                19,211
Additional paid-in capital                           59,876,811            58,266,456
Deficit accumulated during the development stage    (37,027,074)          (35,059,668)
                                                   ------------          ------------
Total stockholders' equity                           22,871,793            23,225,999

                                                   ------------          ------------
Total liabilities and stockholders' equity         $ 23,421,034          $ 23,497,378
                                                   ============          ============

See accompanying notes to unaudited condensed consolidated financial statements.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Condensed Consolidated Statements of Operations and Comprehensive
Loss for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(unaudited) (Expressed in United States Dollars)


                                                                                                     Period from
                                                                                              September 16, 1998
                                               Three months ended     Three months ended          (inception) to
                                                   March 31, 2002         March 31, 2001          March 31, 2002
                                                    (As restated;                                  (As restated;
                                                     see Note 15)                                   see Note 15)

Revenue
Payment processing                                   $     12,870           $     12,756           $    355,705
                                                     ------------           ------------           ------------

Operating expenses
Sales and marketing                                       149,870                172,756              4,437,893
General and administrative                              1,261,118              1,848,070             20,474,312
Systems and technology                                    151,452                146,860              3,507,891
Charges for impairment of certain
     long-lived and prepaid assets                             --                     --              4,108,923
                                                     ------------           ------------           ------------
Total expenses                                          1,562,440              2,167,686             32,529,019

Loss from operations                                   (1,549,570)            (2,154,930)           (32,173,314)
                                                     ------------           ------------           ------------

Other income(expense)
Interest income                                            13,680                387,602              2,283,125
Interest expense                                               --                     --               (473,545)
Loss on write down
of marketable
     securities                                                --                     --             (1,946,692)
                                                     ------------           ------------           ------------
                                                           13,680                387,602               (137,112)
                                                     ------------           ------------           ------------

Equity in loss of affiliate                              (431,516)              (195,399)            (1,605,780)
                                                     ------------           ------------           ------------

Loss from continuing operations                        (1,967,406)            (1,962,727)           (33,916,206)
                                                     ------------           ------------           ------------

Income (loss) from discontinued operations
Net income (loss)                                        (231,327)            (4,456,419)
Gain on discontinuance                                                         1,725,551              1,725,551
                                                     ------------           ------------           ------------
                                                               --              1,494,224             (2,730,868)
                                                     ------------           ------------           ------------

Loss before cumulative effect
of accounting change                                   (1,967,406)              (468,503)           (36,647,074)

Cumulative effect of accounting change                         --               (380,000)
                                                     ------------           ------------           ------------

Net loss                                             $ (1,967,406)          $   (468,503)          $(37,027,074)
                                                     ============           ============           ============

Other comprehensive income
Unrealized gain on marketable securities                                         139,886                     --
                                                     ------------           ------------           ------------

Comprehensive loss for the period                    $ (1,967,406)          $   (328,617)          $(37,027,074)
                                                     ============           ============           ============

Basic and diluted loss per share
applicable to common stockholders
  Continuing operations                              $      (0.10)          $      (0.10)          $      (2.04)
  Discontinued operations                                      --                   0.08                  (0.16)
  Cumulative effect of accounting change                       --                     --                  (0.02)
                                                     ------------           ------------           ------------
                                                     $      (0.10)          $      (0.02)          $      (2.22)
                                                     ============           ============           ============
Weighted average shares used in
computing per share amounts                            19,336,481             19,210,037             16,660,764
                                                     ============           ============           ============

See accompanying notes to unaudited condensed consolidated financial statements.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Condensed Consolidated Statement of
Stockholders' Equity for the three months ended March 31, 2002 (unaudited) (Expressed in United States Dollars)

                                                                                                          Deficit
                                                                 Common stock                         accumulated
                                                                                     Additional        during the            Total
                                                                                        paid-in       development    stockholders'
                                                               Shares     Amount        capital             stage           equity

Balance at January 1, 2002                                 19,210,037   $ 19,211   $ 58,266,456    $ (35,059,668)   $   23,225,999

Issuance of common stock                                    2,845,000      2,845      1,419,655                          1,422,500

Share issue cost                                                                        (25,000)                           (25,000)

Stock compensation expense (as restated, see Note 15)                                   215,700                            215,700

Net loss for the period (as restated, see Note 15)                                                    (1,967,406)     (1,967,406))

                                                          -----------   --------   ------------    -------------    --------------
Balance at March 31, 2002(as restated, see Note 15)        22,055,037   $ 22,056   $ 59,876,811    $ (37,027,074)   $   22,871,793
                                                          ===========   ========   ============    =============    ==============


See accompanying notes to unaudited condensed consolidated financial statements

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002 (unaudited)
(Expressed in United States Dollars)


                                                                                                                         Period from
                                                                                  Three months      Three months  September 16, 1998
                                                                                         ended             ended      (inception) to
                                                                                March 31, 2002    March 31, 2001      March 31, 2002
                                                                                 (As restated;                         (As restated;
                                                                                  see Note 15)                          see Note 15)
Cash flows from operating activities:

Net loss for the period                                                           $(1,967,406)      $   (468,503)      $(37,027,074)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Equity loss in affiliates                                                           431,516            195,399          1,605,780
  Organizational costs in excess of cash paid                                              --                 --            300,000

  Stock compensation costs (recovery)                                                 215,700         (1,939,143)         3,037,591
  Depreciation of property and equipment                                               46,574            102,574          1,318,909
  Loss on disposal of equipment                                                            --            108,970            123,256
  Loss on disposal of equipment from discontinued operations                               --              9,453              6,943
  Accretion of discount on loan                                                            --                 --            410,000
  Cumulative accounting change for beneficial
    feature of convertible debt                                                            --                 --            380,000
  Amortization of goodwill                                                                 --             42,857            616,954
  Imputed interest on notes receivable                                                (11,664)                --            (11,664)
  Loss recognized on write down of marketable securities                                   --                 --          1,946,692
  Charges for impairment of certain long-lived and prepaid assets                          --                 --          5,565,334
Changes in operating assets and liabilities
  Trade accounts receivable and other receivables                                      13,628             23,424             57,932
  Other prepaid expenses and other receivables                                         43,540            209,851           (872,393)
                                                                                                         211,932            534,072
  Accounts payable                                                                    (28,841)
  Accrued professional and consulting fees                                             37,817            232,595            103,428
  Accrued salaries                                                                     11,638            (29,808)           140,670
  Other accrued liabilities                                                            16,473            129,842           (296,268)
  Deferred revenue
                                                                                           --                 --             (4,056)

Net cash used in operating activities                                                (950,252)        (1,415,386)       (22,059,838)
                                                                                  -----------       ------------       ------------

Cash flows from investing activities
Purchase of property and equipment                                                         --                 --         (2,036,109)
Proceeds from disposal of equipment                                                        --             29,769             61,893
Proceeds from sale of subsidiary                                                           --                 --          1,418,473
Effect of acquisition of subsidiary on cash                                                --                 --         (3,641,378)
Investment in marketable securities                                                        --                 --         (2,000,000)
Investments in and advances to affiliate                                                   --         (1,752,467)        (5,152,467)
Acquisition of Gasco Energy, Inc.                                                          --                 --        (19,000,000)
Acquisition of Vallenar Energy Corp.                                                  (92,508)                --           (362,563)

                                                                                  -----------       ------------       ------------
Net cash used in investing activities                                                 (92,508)        (1,722,698)       (30,712,151)
                                                                                  -----------       ------------       ------------


Cash flows from financing activities

Proceeds from issuance of common stock                                              1,422,500                 --         50,226,250
Share issue cost paid                                                                 (25,000)                --         (2,804,208)
Proceeds from exercise of warrants                                                         --                 --          7,800,000
Proceeds from short term loan with detachable warrants                                     --                 --          1,000,000
Proceeds from short term loans                                                             --                 --            750,000
Repayment of short term loans                                                              --                 --         (1,750,000)
Principal payments under capital lease obligations                                         --                 --             (6,829)

                                                                                  -----------       ------------       ------------
Net cash provided by financing activities                                           1,397,500                 --         55,215,213
                                                                                  -----------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                                  354,740         (3,138,084)         2,443,224

Cash and cash equivalents at beginning of period                                    2,088,484         31,211,711                 --

                                                                                  -----------       ------------       ------------
Cash and cash equivalents at end of period                                        $ 2,443,224       $ 28,073,627       $  2,443,224
                                                                                  ===========       ============       ============


Supplemental Cash Flow Disclosure:

Cash paid for interest

The Company paid $0, $0 and $63,745 for interest for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002, respectively.

Major non-cash transactions

Three months ended March 31, 2002:

Within the total payment $362,563 for acquisition of Vallenar Energy Corp., $270,055 was loan receivable at December 31, 2001, which was converted into equity and treated as part of the total consideration.


See accompanying notes to unaudited condensed consolidated financial statements.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)


1     Background and nature of business

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

      These financial statements have been prepared on the going concern basis notwithstanding that the Company has recurring operating losses and continuing negative cash flows from operations. The directors of the Company believe that the Company's cash and cash equivalents as of March 31, 2002 and the Company's ability to borrow funds, raise additional equity and liquidate certain assets if necessary will allow it to satisfy the Company's working capital requirements for the foreseeable future. See further discussion at "Liquidity and Capital Resources" within Item 2 of this document.

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

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)


3     Summary of significant accounting policies

      A summary of the Company's significant accounting policies is included in the Company's 2001 Annual Report.

      The Company adopted the full provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS No.142 requires, among other things, the discontinuance of goodwill and indefinite life intangible assets amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of the existing recognized intangibles with finite lives, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently performing, but has not yet completed the transitional impairment test which it expects to complete by June 30, 2002. The effects of adopting the non-amortization provisions of SFAS No.142, assuming these provisions were adopted for the periods presented, are summarized below.


                                                  For the three    For the three
                                                   months ended     months ended
                                                 March 31, 2002   March 31, 2001


Reported net loss                                $  (1,967,406)   $    (468,503)
Add: Goodwill amortization                                  --           42,857

                                                 -------------    -------------
Adjusted net loss                                $  (1,967,406)   $    (425,646)
                                                 =============    =============


Reported basic and diluted loss per share        $       (0.10)   $       (0.02)
Add: Goodwill amortization, per basic and
  diluted share                                             --             0.00

                                                 -------------    -------------
Adjusted basic and diluted loss per share        $       (0.10)   $       (0.02)
                                                 =============    =============


In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting requirements for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 applies to all recorded long-lived assets that are held for use or that will be disposed of, but excludes goodwill and other intangible assets that are not amortized. SFAS No. 144 was adopted by the Company on January 1, 2002. The Company's adoption of this pronouncement did not have any impact on the results of its operations or financial position.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)


4     Recent accounting pronouncements not yet adopted

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

      In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB No. 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS No. 145 requires that gains and losses from extinguishment of debt be evaluated under the provisions of Accounting Principles Board Opinion No. 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective January 1, 2003. The Company does not anticipate that the adoption of this statement will have a material effect on its financial position or results of operations.

5     Marketable securities

      Marketable securities comprise of 91,912 shares of uniView Technologies Corporation, a public company traded on NASDAQ as of March 31, 2002.

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


                                                  March 31, 2002  December 31, 2001

Present value of guaranteed notes receivable          $1,876,908         $1,865,244
Less: present value of amount due within one year        343,691                 --
                                                      ----------         ----------
                                                      $1,533,217         $1,865,244
                                                      ==========         ==========

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)


7     Property and equipment

Details of the Company's property and equipment are as follows:

                                               March 31, 2002  December 31, 2001

Computer equipment and processing system           $ 513,591          $ 513,591
Furniture, fixtures and office equipment              67,294             67,294

                                                   ---------          ---------

                                                     580,885            580,885
Less: accumulated depreciation                      (370,136)          (323,564)
                                                   ---------          ---------
                                                   $ 210,749          $ 257,321
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
                                              ============         ============


      Gasco Energy, Inc.

      On July 19, 2001, the Company acquired 1,000 preferred shares, which are convertible into 9.5 million common shares, of Gasco for $19 million. These preferred shares entitle the Company to a non-dilutable 26% of the voting power of Gasco, providing at least 50% of the preferred shares remain outstanding. The Company is entitled to a seat on Gasco's board of directors and a position on the executive committee, which is largely responsible for operating the business of Gasco. The Company's shares also are entitled to vote as a class on certain extraordinary matters. The Company has agreed not to dispose of its stake for three years, however, the Company is permitted to dispose of up to 10% of its holdings annually. In March 2002, the Company converted 50% of its preferred shares (500 shares) into 4,750,000 Gasco common shares. As at March 31, 2002, the Company had a 37% voting interest and 25.9% equity interest in Gasco. In May 2002, Gasco announced the issuance

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)


      of common shares to third parties which is expected to impact the Company's voting and equity interest in Gasco.

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

      The summarized financial information of Gasco is shown below:

      Summarized financial information of Gasco

Assets and liabilities:
                                         March 31, 2002        December 31, 2001

Current assets                              $ 6,316,379             $12,453,684
Non current assets                           13,786,593               9,204,841
Current liabilities                             625,994                 593,100
Noncurrent liabilities                               --                      --
Stockholders' equity                        $19,476,978             $21,065,425


Operating results:
                                      Three months ended      Three months ended
                                          March 31, 2002          March 31, 2001

Net revenue                                 $    28,506             $        --
Loss from continuing
  operations                                 (1,632,009)               (653,369)
Net loss                                    $(1,632,009)            $  (653,369)

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)


      Vallenar Energy Corp.

      On March 12, 2002, the Company converted a loan receivable from Vallenar of $270,055 together with a further payment of $79,945 into 733,333 Series "A" Preferred Shares of Vallenar and also acquired 2,512,500 common shares of Vallenar for $12,563. The preferred shares, which are convertible into 733,333 common shares of Vallenar, provide the company with a non-dilutable 26% voting interest providing at least 50% of the shares remain outstanding. As at March 31, 2002 the Company held a 29.7% equity and voting interest in Vallenar.

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

9     Common stock

      On March 28, 2002, the Company issued 2,845,000 common shares at $0.5 per share in a transaction that was exempt from the registration requirements of the Securitites Act of 1933 for total cash proceeds of $1,422,500. The related share issue cost was $25,000.

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

      The Company has reserved 96,050,185 shares for the exercise of these rights.

11    Stock options and warrants

      (a)   Stock options

      During the three months ended March 31, 2002 and 2001, the Company did not grant any share options under either of the 1999 and 2001 Stock Option Plan to employees, directors and consultants.

      The options granted to employees under the 2001 Stock Option Plan were replacement awards and are considered as a variable option plan under APB Opinion No. 25. During the three months ended March 31, 2002, additional stock compensation expense totalling $215,700 has been recorded using variable accounting for those options granted under the Company's 2001 stock option plan.

      During the three months ended March 31, 2002, options for the purchase of 20,000 shares vested under the 1999 Stock Option Plan were forfeited. During the three months ended March 31, 2001, options that had been issued for the purchase of 592,000 shares, under the 1999 Stock Option Plan

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)


      were forfeited upon the termination of staff resulting in the Company reversal of $2,474,834 of unvested stock compensation costs previously recorded; $1,852,570 of such costs related to the system integration business, which the Company decided to discontinue during the quarter ended March 31, 2001.

      A summary of the Company's 2001 stock option plan is presented below:

                                                For the three months ended
                                                      March 31, 2002
                                                --------------------------
                                                                Weighted
                                                                 average
                                                  Number of     exercise
                                                    options        price
                                                  ---------     --------

Outstanding at beginning of period                1,260,000    $    0.40
Granted                                                  --           --
                                                  ---------    ---------
Outstanding at end of period                      1,260,000    $    0.40
                                                  =========    =========

Options exercisable at end of period              1,260,000
                                                  =========

Weighted average fair value                                    $    0.38
                                                               =========


      At March 31, 2002, the weighted average remaining contractual life of outstanding options was 4.58 years.

      A summary of the Company's 1999 stock option plan is presented below:

                                                   For the three months ended March 31
                                                    2002                         2001
                                            ---------------------        ---------------------
                                                         Weighted                     Weighted
                                                          average                      average
                                            Number of    exercise        Number of    exercise
                                              options       price          options       price
                                            ---------    --------        ---------    --------

Outstanding at beginning of period            20,000        $9.34        1,809,500       $5.93
Forfeited                                    (20,000)        9.34         (592,000)       5.82
                                                            -----       ----------       -----
Outstanding at end of period                      --        $  --        1,217,500       $5.98
                                             =======        =====       ==========       =====

Options exercisable at end of period              --                       368,750
                                             =======                    ==========


      (b)   Dilutive effect on net income (loss) ("EPS") per share

      Diluted EPS, which reflects the potential dilution that could occur if options and warrants were exercised or converted into common stock, were not computed because the effect would be antidilutive. For the three months ended March 31, 2002 and 2001, options to purchase 1,260,000 and

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)


      1,809,500 shares of common stock and warrants to purchase 1,893,682 and 2,158,682 shares of common stock were outstanding at various times throughout the reporting periods, respectively. At the end of the reporting periods, options to purchase 1,260,000 and 1,217,500 shares of common stock and warrants to purchase 1,893,682 and 1,893,682 shares of common stock were outstanding, respectively.

12    Related party transactions

      During the three months ended March 31, 2001, the Company paid consulting fees to certain directors of $28,629.

      Two officers of the Company are directors and officers of Vallenar Energy Corp.

13    Segment Information

      The Company views its operations in two different businesses, oil and gas development and exploitation and payment processing. Payment processing is viewed as two different geographical areas, which are Asia Pacific and the United States of America("America"). The Company's oil and gas operations are only in the America. Summarized financial information by segment for the three months ended March 31, 2002 and 2001 as taken from the internal management reports, is as follows:

Revenue
                                                                 Cumulative from
                                                              September 16, 1998
                                 Three months     Three months          (date of
                                        ended            ended     inception) to
                               March 31, 2002   March 31, 2001    March 31, 2002
Segments
Payment Processing
  Asia Pacific                        $12,870         $ 12,756         $105,138
  America                                                               250,567
Oil and gas
Discontinued operations

                                      -------         --------         --------
                                      $12,870         $ 12,756         $355,705
                                      =======         ========         ========

 Profit and Loss

                                                                 Cumulative from
                                                              September 16, 1998
                                 Three months     Three months          (date of
                                        ended            ended     inception) to
                               March 31, 2002   March 31, 2001    March 31, 2002

Segments
Payment Processing
  Asia Pacific                    $  (635,415)    $ (1,676,465)    $(27,185,783)
  America                            (286,262)      (5,053,863)
Oil and gas                        (1,331,991)              --       (2,056,560)
Discontinued operations                              1,494,224       (2,730,868)

                                  -----------     ------------     ------------
                                  $(1,967,406)    $   (468,503)    $(37,027,074)
                                  ===========     ============     ============

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)


Assets
                                              March 31, 2002   December 31, 2001
                                              --------------   -----------------

Segments
Payment Processing
  Asia Pacific                                   $   227,295         $   230,561
  America                                                 --                  --
Oil and gas                                       23,193,739          23,259,081
Discontinued operations                                   --               7,736

                                                 -----------         -----------
                                                 $23,421,034         $23,497,378
                                                 ===========         ===========

      Stock compensation (recovery) expense by segment is as follows:

                                                                 Cumulative from
                                                              September 16, 1998
                            For the three       For the three           (date of
                             months ended        months ended      inception) to
                           March 31, 2002      March 31, 2001     March 31, 2002

Segments
Payment processing
  Asia Pacific                $    30,250        $   (86,573)         $2,456,343
  America                              --                 --                  --
Oil and gas                       185,450                 --             274,300
Discontinued operations                --         (1,852,570)            306,948
                              -----------        -----------          ----------
                              $   215,700        $(1,939,143)         $3,037,591
                              ===========        ===========          ==========

      Depreciation expense for the payment processing segment for the three months ended March 31, 2002 and 2001, and the cumulative period from inception were $46,574, $100,896 and $1,295,449, respectively. Depreciation expense for the systems integration segment for the three months ended March 31, 2002 and 2001, and the cumulative period from inception were $0, $1,678 and $23,460, respectively.

      American payment processing profit and loss includes $0 and $195,399 of equity in the losses of investees accounted for by the equity method for the three months ended March 31, 2002 and 2001, respectively. Oil and gas profit and loss includes $431,516 of equity in the loss of investees accounted for by the equity method for the three months ended March 31, 2002.

      Oil and gas assets as of March 31, 2002 included $18,083,584 investment in Gasco and $355,369 investment in Vallenar.

14    Comparative figures

      Certain comparative figures have been reclassified to conform with the current presentation.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(a development stage enterprise)
Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2002 and 2001 and the period from September 16, 1998 (inception) to March 31, 2002
(Expressed in United States Dollars)


15    Restatement

      Subsequent to the issuance of the Company's financial statements for the three months ended March 31, 2002, the Company's management determined that the Company had erroneously reversed and credited to income compensation expense related to vested stock options issued under the 1999 Stock Option Plan that were forfeited during the three months ended and had incorrectly accounted for stock options issued under the 2001 Stock Option Plan as fixed awards instead of variable awards. In addition, the Company has reclassified the current portion of notes receivable into current assets as it was incorrectly classified as long term assets at March 31, 2002. As a result, the Company financial statements for the three months ended March 31, 2002 have been restated for the amounts previously reported to correct the accounting for these transactions.

      A summary of the significant effects of the restatement is as follows:

                                                                                                       Cumulative from
                                                                     Three months ended        September 16, 1998 (inception) to
                                                                       March 31, 2002                  March 31, 2002

                                                               As previously                    As previously
                                                                  reported      As restated       reported        As restated
For the period ended:
Operating expenses
  Sales and marketing                                           $   133,719     $   149,870     $  4,421,742     $  4,437,893
  General and administrative                                      1,100,680       1,261,118       20,313,874       20,474,312
  Systems and technology                                            (16,533)        151,452        3,339,906        3,507,891
Total expenses                                                    1,217,866       1,562,440       32,184,445       32,529,019
Loss from operations                                             (1,204,996)     (1,549,570)     (31,828,740)     (32,173,314)
Loss from continuing operations                                  (1,622,832)     (1,967,406)     (33,571,632)     (33,916,206)
Net loss                                                         (1,622,832)     (1,967,406)     (36,682,500)     (37,027,074)
Basic and diluted loss per share
  Continuing operations                                               (0.08)          (0.10)           (2.02)           (2.04)
  Discontinued operations                                                --                            (0.15)           (0.16)
  Cumulative effect of accounting change                                 --                            (0.02)           (0.02)
                                                                -----------     -----------     ------------     ------------
                                                                $     (0.08)    $     (0.10)    $      (2.19)    $      (2.22)
                                                                ===========     ===========     ============     ============

As of March 31, 2002:
Notes receivable-current portion                                                                $         --     $    343,691
Notes receivable-long term portion                                                                 1,876,908        1,533,217
Deficit accumulated during the development stage                                                 (36,682,500)     (37,027,074)
Additional paid-in capital                                                                        59,532,237       59,876,811
Total stockholders' equity                                                                      $ 22,871,793     $ 22,871,793

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the accompanying interim condensed consolidated financial statements for the three-month periods ended March 31, 2002 and 2001 and the form 10-K/A for the fiscal year ended December 31, 2001. As discussed in Note 15 to the condensed consolidated financial statements as of and for the three months ended March 31, 2002, the Company has restated the financial statements to correct the accounting for certain stock compensation awards and to reclassify the current portion of notes receivable to current assets at March 31, 2002. The management discussion and analysis has been revised to reflect the effects of this restatement.

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

Operating expenses of $1,562,440 for the three months ended March 31, 2002 were 27.9% lower than for the comparable period in 2001. This reflects the Company's concentrated effort on reducing costs. The other significant reason for reduction in expense was the significant reduction of full time staff to 13 employees as at March 31, 2002 as compared to 27 employees as at March 31, 2001.

Other Income and Expenses

Interest income was $13,680, which includes $11,664 of interest on the notes receivable, for the three months ended March 31, 2002 as compared to $387,602 for the three months ended March 31, 2001. The significant reduction was due to the reduction of cash balance to $2.4 million from $28 million for the comparable quarters as well as the reduction in interest rates from an average of 2.28% at March 31, 2001 to an average of 0.47% as at March 31, 2002.

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

Liquidity and Capital Resources

As of March 31, 2002, the Company's net current assets stood at $2.7 million (December 31, 2001: $2.3 million). Net cash used in operating activities decreased from $1,415,386 for the three months ended March 31, 2001 to $950,252 for the three months ended March 31, 2002, mainly due to the reduction in operating costs in the comparable quarters.

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

The Company expects current cash balances, cash equivalents and investments to meet its current operational working capital and needs; however, since the Company is not currently generating sufficient cash to fund its operations and the Company will need to expend significant capital for the acquisition, exploration and evaluation of petroleum and natural gas properties and drilling activities on these properties, the Company will be forced to rely on external financing to meet future capital and operating requirements. The Company is considering several options for raising funds to meet future capital and operating expenditures. Any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company's capital requirements depend upon several factors including, acquisitions of oil and gas interests, the rate of market acceptance, its ability to expand its customer base and increase revenues, its level of expenditures for marketing and sales, purchases of equipment, and other factors. If the Company's capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. The Company can make no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Further, if the Company issues equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants which could restrict the Company's operations or finances. If the Company cannot raise funds, if needed, on acceptable terms, the Company may not be able to continue its operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements which could negatively impact the Company's business, operating results and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No significant changes from information provided in our 2001 Annual Report filed in Form 10-K/A have occurred.

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

Form 8-K filed on July 31, 2002 with respect to exchange of shareholdings in Gasco Energy, Inc. for direct interests in mineral leases

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 19, 2002                     BREK ENERGY CORPORATION




                                           /s/ Kenneth G.C. Telford
                                           ------------------------
                                           Kenneth G.C. Telford
                                           Secretary and Chief Financial Officer