Form 10-Q
period 2002-06-30
BREK ENERGY CORP
filed 2002-08-19
CIK 1095070

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

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

                                 Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 8, 2002 the Company had one class of Common Stock with $.0001 par value, of which 26,180,037 shares were issued and outstanding.

                             BREK ENERGY CORPORATION
                                      INDEX

PART I
   ITEM 1: Financial Statements

             Condensed Consolidated Balance Sheet as at June 30, 2002
               and December 31, 2001

             Unaudited Condensed Consolidated Statements of Operations for the
               three and six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002

             Unaudited Condensed  Consolidated Statement of Stockholders' Equity
               for the six months ended June 30, 2002

             Unaudited Condensed Consolidated Statements of Cash Flows
               for the six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002

             Notes to Unaudited Condensed Consolidated Financial Statements

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

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Brek Energy Corporation
(formerly First Ecom.com, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001 (Expressed in United States Dollars)

                                                   June 30, 2002     December 31, 2001
                                                    (Unaudited)
Assets

Current assets
Cash and cash equivalents                          $    863,083        $  2,088,484

Trade accounts receivable                                20,265              28,858

Accrued interest receivable                                 118               3,326
Marketable securities (note 5)                           34,008              53,309
Notes receivable-current portion (note 6)               345,382                  --

Prepaid expenses and other receivables                  267,073             422,875
                                                   ------------        ------------
Total current assets                                  1,529,929           2,596,852

Notes receivable (note 6)                             1,543,477           1,865,244

Loan receivable (note 9)                                     --             270,055

Property and equipment (note 7)                          59,203             257,321

Oil and gas properties (note 8)                         872,391                  --

Equity in affiliate (note 10)                        16,625,000          18,507,906

                                                   ------------        ------------
Total assets                                       $ 20,630,000        $ 23,497,378
                                                   ============        ============

Liabilities and stockholders' equity

Current liabilities
Short term loan                                    $     29,000        $         --
Accounts payable                                        250,180              15,389
Accrued professional and consulting fees                 59,776              65,611
Accrued salaries                                        147,113             129,032
Other accrued liabilities                                55,476              61,347
                                                   ------------        ------------
Total current liabilities                               541,545             271,379

Total liabilities                                       541,545             271,379
                                                   ------------        ------------

Commitments and Contingencies

Minority interest                                       360,170                  --

Stockholders' equity

Common stock, $0.001 par value
Authorized
  June 30, 2002- 300,000,000 shares
  December 31, 2001- 200,000,000 shares
issued and outstanding
  June 30, 2002- 22,055,037 shares
  December 31, 2001- 19,210,037 shares                   22,056              19,211
Additional paid-in capital                           60,147,611          58,266,456
Deficit accumulated during the development stage
                                                    (40,441,382)        (35,059,668)
                                                   ------------        ------------
Total stockholders' equity                           19,728,285          23,225,999
                                                   ------------        ------------
Total liabilities and stockholders' equity         $ 20,630,000        $ 23,497,378
                                                   ============        ============

See accompanying notes to unaudited condensed consolidated financial statements

Brek Energy Corporation
(formerly First Ecom.com, Inc.)
A Development Stage Company)
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002 (unaudited)
(Expressed in United States Dollars)

                                                                                                                        Period from
                                                                                                                      September 16,
                                                                                                                               1998
                                                       Three months ended June 30         Six months ended June 30   (inception) to
                                                            2002            2001             2002           2001      June 30, 2002
Revenue
Payment processing                                     $     14,735     $      24,15     $     27,60    $    36,908    $    370,440
                                                       ----------------------------------------------------------------------------
Operating expenses
Sales and marketing                                         225,941           15,506         375,811        188,262       4,663,834
General and administrative                                1,442,027        1,551,945       2,703,145      3,400,014      21,916,339
Systems and technology                                      170,636           91,585         322,088        238,445       3,678,527
Restructuring cost                                               --
Charges for impairment of certain
long-lived and prepaid assets                               116,597                           116,59                      4,225,520
                                                       ----------------------------------------------------------------------------
Total expenses                                            1,955,201         1,659,03        3,517,64      3,826,721      34,484,220
                                                       ----------------------------------------------------------------------------

Loss from operations                                     (1,940,466)      (1,634,884)     (3,490,036)    (3,789,813)    (34,113,780)
                                                       ----------------------------------------------------------------------------

Other income (expenses)
Interest income                                              13,860          246,698          27,540        634,300       2,296,985
Interest expense                                                                  --              --             --        (473,545)
Others                                                                                                                           --
Loss on write down of marketable
securities                                                  (19,301)              --         (19,301)            --      (1,965,993)
                                                       ----------------------------------------------------------------------------

                                                             (5,441)          246,69            8,23        634,300        (142,553)
                                                       ----------------------------------------------------------------------------

Losses associated with affiliates
Equity in loss of affiliate                                (339,212)        (194,653)       (770,728)      (390,052)     (1,944,992)
Impairment loss of equity in affiliate                   (1,129,189)      (1,129,189)                                    (1,129,189)
                                                       ----------------------------------------------------------------------------
                                                         (1,468,401)        (194,653)     (1,899,917)      (390,052)     (3,074,181)
                                                       ----------------------------------------------------------------------------

Loss from continuing operations                          (3,414,308)      (1,582,839)     (5,381,714)    (3,545,565)    (37,330,514)
                                                       ----------------------------------------------------------------------------

Income (loss) from discontinued operations
Net income (loss)                                                              2,271              --       (229,056)     (4,456,419)
Gain on discontinuance                                                                                    1,725,551       1,725,551
                                                       ----------------------------------------------------------------------------
                                                                 --             2,27              --      1,496,495      (2,730,868)
                                                       ----------------------------------------------------------------------------
Loss before cumulative effect
of accounting change                                     (3,414,308)      (1,580,568)     (5,381,714)    (2,049,070)    (40,061,382)

Cumulative effect of accounting change                           --                                                        (380,000)
                                                       ------------     ------------     -----------    -----------    ------------
Net loss                                               $ (3,414,308)    $ (1,580,568)    $(5,381,714)   $(2,049,070)   $(40,441,382)
                                                       ============     ============     ===========    ===========    ============

Basic and diluted loss per share
applicable to common stockholders
  Continuing operations                                $      (0.15)    $      (0.08)    $     (0.26)   $     (0.18)   $      (2.19)
  Discontinued operations                                        --                               --           0.08           (0.16)
  Cumulative effect of accounting change                         --               --                                          (0.02)
                                                       ------------     ------------     -----------    -----------    ------------
                                                       $      (0.15)    $      (0.08)    $     (0.26)   $     (0.10)   $      (2.37)
                                                       ============     ============     ===========    ===========    ============
Weighted average shares used in
computing per share amounts                              22,055,037       19,210,037      20,703,269     19,210,037      17,045,164
                                                       ============     ============     ===========    ===========    ============

See accompanying notes to unaudited condensed consolidated financial statements.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2002 (unaudited)
(Expressed in United States Dollars)

                                                                                                     Deficit
                                                                                                 accumulated
                                                       Common stock           Additional          during the        Total stock-
                                                                                paid-in          development             holders'
                                                   Shares        Amount         capital                stage              equity
Balance at January 1, 2002                       19,210,037      $19,211      $ 58,266,456       $(35,059,668)      $ 23,225,999

Issuance of shares of common stock for cash       2,845,000        2,845         1,419,655                             1,422,500

Share issue cost                                                                   (25,000)                              (25,000)

Stock compensation expense                                                         486,500                               486,500

Net loss for the period                                                                            (5,381,714)        (5,381,714)
                                                 -------------------------------------------------------------------------------
Balance at June 30, 2002                         22,055,037      $22,056      $ 60,147,611       $(40,441,382)      $ 19,728,285
                                                 ===============================================================================

See accompanying notes to unauditedcondensed consolidated financial statements.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002 (unaudited)
(Expressed in United States Dollars)

                                                                                                                         Period from
                                                                                  Six months ended June 30        September 16, 1998
                                                                                                                         (inception)
                                                                                  2002                  2001        to June 30, 2002
Cash flows from operating activities:
Net loss for the period                                                         $(5,381,714)       $ (2,049,070)       $(40,441,382)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Equity loss in affiliate                                                          770,728             390,052           1,944,992
  Organizational costs in excess of cash paid                                            --                  --             300,000
  Stock compensation expenses                                                       486,500          (2,170,810)          3,308,391
  Depreciation of property and equipment                                             87,852             172,080           1,360,187
  Loss on disposal of equipment                                                         312             106,696             123,568
  Loss on disposal of equipment from discontinued operations                             --               6,943               6,943
  Accretion of discount on loan                                                          --                  --             410,000
  Cumulative accounting change for beneficial
    feature of convertible debt                                                          --                  --             380,000
  Amortization of goodwill                                                               --             104,488             616,954
  Imputed interest on notes receivable                                              (23,615)                 --             (23,615)
  Loss recognized on write down of marketable securities                             19,301                  --           1,965,993
  Charges for certain goodwill, long-lived and prepaid assets                       116,597                  --           5,681,931
  Impairment loss of equity in affiliate                                          1,129,189                  --           1,129,189
Changes in operating assets and liabilities
  Trade accounts receivable and other receivable                                     11,800              68,773              56,104
                                                                                                                           (760,131)
  Other prepaid expenses and deposits                                               155,802             291,821
                                                                                                        338,872             435,269
  Accounts payable                                                                  113,129
  Accrued professional and consulting fees                                           (5,835)            (90,180)             59,776
  Accrued salaries                                                                   18,081             (29,808)            147,113
  Other accrued liabilities                                                          (5,871)               (364)           (318,612)
  Deferred revenue
                                                                                         --                  --              (5,604)
                                                                                -----------        ------------        ------------
Net cash used in operating activities                                            (2,507,744)         (2,866,111)        (23,617,330)
                                                                                -----------        ------------        ------------

Cash flows from investing activities:
Purchase of property and equipment                                                   (6,997)           (132,712)         (2,043,106)
Proceeds from disposal of equipment                                                     355              32,698              62,248
Proceeds from sale of subsidiary                                                         --                  --           1,418,473
Effect of acquisition of subsidiary on cash                                        (108,515)         (2,232,059)         (4,019,948)
Investment in marketable securities                                                      --                  --          (2,000,000)
Investment in and advance to affiliate                                                   --          (1,752,467)         (5,152,467)
Acquisition of  Gasco Energy, Inc.                                                       --            (500,000)        (19,000,000)
                                                                                -----------        ------------        ------------
Net cash used in investing activities                                              (115,157)         (4,584,540)        (30,734,800)
                                                                                -----------        ------------        ------------

Cash flows from financing activities:

Proceeds from issuance of common stock                                            1,422,500                  --          50,226,250
Share issue cost paid                                                               (25,000)                 --          (2,804,208)
Proceeds from exercise of warrants                                                       --                  --           7,800,000
Proceeds from short term loan with detachable warrants                                   --                  --           1,000,000
Proceeds from short term loans                                                           --                  --             750,000
Repayment of short term loan                                                             --                  --          (1,750,000)
Principal payments under capital lease obligations                                       --                  --              (6,829)
                                                                                -----------        ------------        ------------
Net cash provided by financing activities                                         1,397,500                  --          55,215,213
                                                                                -----------        ------------        ------------

Net increase (decrease) in cash and cash equivalents                             (1,225,401)         (7,450,651)            863,083

Cash and cash equivalents at beginning of period                                  2,088,484          31,211,711                  --
                                                                                -----------        ------------        ------------
Cash and cash equivalents at end of period                                      $   863,083        $ 23,761,060        $    863,083
                                                                                ===========        ============        ============

Supplemental Cash Flow Disclosure:

Cash paid for interest

The Company paid $Nil, $Nil and $63,745 for interest for the six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002, respectively.

Non-cash transactions

During the six months ended June 30, 2002, $270,055 of the $402,563 cost of acquisition of Vallenar Energy Corp. was paid by converting a loan receivable.

See accompanying notes to unaudited condensed consolidated financial statements.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002
(Expressed in United States Dollars)

1     Background and nature of business

      Brek Energy Corporation ("the Company") operates through its subsidiaries in the oil and gas exploration and the electronic payment processing businesses. Before the middle of 2001, its emphasis had been on the electronic payment processing business. Since it acquired a 26% non-dilutable voting interest in Gasco Energy, Inc. ("Gasco"), a Nevada Corporation traded on the Over-the-Counter Bulletin Board, an oil and gas exploration company, in July 2001, the Company's focus has been on that industry. In March 2002, the Company acquired a 26% non-dilutable voting interest in Vallenar Energy Corp. ("Vallenar"), another company engaged in oil and gas exploration. On June 28, 2002, the Company increased its ownership of Vallenar to 51.53% (Note 9).

      On July 16, 2002, the Company exchanged all of its shareholdings in Gasco, together with an additional 1,500,000 Gasco common shares, for an undivided 25% interest in all of Gasco's mineral leases in Utah, Wyoming and California (Notes 10 and 15).

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

      These financial statements have been prepared on the going concern basis notwithstanding that the Company has recurring operating losses and continuing negative cash flows from operations. The directors of the Company believe that the Company's cash and cash equivalents as of June 30, 2002 are not sufficient to satisfy the Company's working capital needs and that the Company will have to borrow funds, raise additional equity or liquidate certain assets to satisfy the Company's operational and working capital requirements for the foreseeable future. Management is reviewing various options to raise additional funds. See further discussion at "Liquidity and Capital Resources" within Item 2 of this document.

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

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002
(Expressed in United States Dollars)

3     Summary of significant accounting policies

      A summary of the Company's significant accounting policies is included in the Company's 2001 Annual Report. Additional significant accounting policies developed since December 31, 2001 are summarized below.

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

                                                    For the six months ended June 30
                                                        2002               2001
      Reported net loss                            $  (5,381,714)    $  (2,049,070)
      Add: Goodwill amortization                              --           104,488
                                                   -------------------------------
      Adjusted net loss                            $  (5,381,714)    $  (1,944,582)
                                                   ===============================

      Reported basic and diluted loss per share    $       (0.26)    $       (0.10)
      Add: Goodwill amortization, per basic and
        diluted share                                         --                --
                                                   -------------------------------
      Adjusted basic and diluted loss per share    $       (0.26)    $       (0.10)
                                                   ===============================

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

      The Company follows the full cost method of accounting whereby all costs related to the acquisition of oil and gas leases and acquisition and development of oil and gas properties are capitalized into a single cost center ("full cost pool"). Such costs include lease acquisition costs, geological and

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002
(Expressed in United States Dollars)

      geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

      Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. The properties are reviewed periodically for impairment. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. The Company's exploration and development expenditures relate to properties which have not yet been associated with proved reserves, accordingly, the Company has not recorded depletion expense during the three and six month periods ended June 30, 2002 and 2001.

      Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. Under the full cost method of accounting the Company is not currently required to perform a ceiling test, as described above, because the Company's oil and gas property costs relate to unevaluated or unproved properties which are not associated with proved reserves.

4     Recent accounting pronouncements

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company will be required to adopt this standard on January 1, 2003. The Company is reviewing the statement to determine what effect it will have, if any, on its financial position and results of operations.

      In July 2002, the Financials Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and the Company does not anticipate that the statement will have a material impact on the Company's financial statements or results of operations.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002
(Expressed in United States Dollars)

5     Marketable securities

      Marketable securities consist of 91,912 shares of uniView Technologies Corporation, a public company traded on NASDAQ. The carrying value was written down by $19,301 since the year ended December 31, 2001.

6     Notes receivable

      On October 19, 2001, the Company completed the sale of its 100% interest in its subsidiary, First Ecommerce Data Services Limited ("FEDS"), to Transworld Payment Solutions N.V. The guaranteed amount of FEDS operating profits is receivable in instalments of $350,000, $650,000 and $1,000,000 due March 1, 2003, 2004, and 2005, respectively. The guaranteed instalments have been recorded at their present value with imputed interest of 2% to 3.5%. Imputed interest of $23,615 was recorded as interest income in the six months ended June 30, 2002.

                                                         June 30, 2002   December 31, 2001
      Present value of guaranteed notes receivable         $1,888,859       $1,865,244
      Less: present value of amount due within one year       345,382               --
                                                           ---------------------------
                                                           $1,543,477       $1,865,244
                                                           ===========================

7     Property and equipment

      Details of the Company's property and equipment are as follows:

                                                         June 30, 2002   December 31, 2001
      Computer equipment and processing system             $  167,752       $  513,591
      Furniture, fixtures and office equipment                 66,248           67,294
                                                           ---------------------------
                                                              234,000          580,885

      Less accumulated depreciation                          (174,797)        (323,564)
                                                           ---------------------------
                                                           $   59,203       $  257,321
                                                           ===========================

      Depreciation expense charged to results of operations for the six months ended June 30, 2002 and 2001 was $87,852 and $172,080 respectively. With the continuing losses of the electronic payment processing business, the Company undertook an impairment review of its long-lived assets during the quarter ended June 30, 2002. In its assessment, the Company determined that the amounts relating to its processing system of $116,597 were not expected to generate positive cash flows in the foreseeable future. Accordingly, in the six months ended June 30, 2002, the Company recorded a

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002
(Expressed in United States Dollars)

      provision of $116,597, which represented the difference between the book value of these assets and their estimated fair value.

8     Oil and gas properties

      At June 30, 2002, the Company's unproved oil and gas properties consist of leasehold, exploration and other costs related to the interests in Edwards County, Texas (Note 9).

9     Acquisition

      During the six months ended June 30, 2002, the Company acquired 51.53% interest in Vallenar Energy Corp. ("Vallenar"), a company engaged in exploration of oil and gas prospects in Texas and development and acquisition of crude oil and natural gas reserves in the United States.

      On March 12, 2002, the Company acquired an equity interest of 29.69% in Vallenar by converting a loan receivable from Vallenar of $270,055 together with a further payment of $79,945 into 733,333 Series "A" Preferred Shares of Vallenar and also acquired 2,512,500 common shares of Vallenar from third parties, for $12,563. The preferred shares, which are convertible into 733,333 common shares of Vallenar, provide the company with a non-dilutable 26% voting interest providing at least 50% of the shares remain outstanding. On June 28, 2002, the Company acquired a further 2 million common shares of Vallenar, from third parties, for $10,000 and subscribed to 800,000 Vallenar common shares for $400,000. As at June 30, 2002, the Company held a 51.5% equity and 61.7% voting interest in Vallenar.

      Prior to June 28, 2002, the Company accounted for its interest in Vallenar using equity accounting. The equity in loss of Vallenar for the period from March 12, 2002 to June 28, 2002 was $17,011.

      The acquisition has been accounted for using purchase accounting, and accordingly, the results of operations of Vallenar has been included in the Company's consolidated financial statements from June 28, 2002 onwards. The total cost of the Vallenar acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair market values at the effective date of the acquisition. Such allocations ultimately will be based on further management studies and due diligence and consequently are preliminary and subject to revision. The Company does not expect the final allocation of purchase price to differ materially from that presented.

      The excess of the Company's costs over the fair value of the identifiable net assets attributable to the Company of $372,643 has been recorded as an increase in value of the oil and gas properties. Assets acquired and liabilities assumed in the acquisition were as follows:

      Bank and fixed deposits                                         $  23,993
      Notes receivable from the Company                                 370,000
      Oil and gas properties                                            499,748
      Short term loan                                                   (29,000)
      Accounts payable                                                 (121,662)
                                                                      ---------
      Net book value of assets as at June 28, 2002                    $ 743,079
                                                                      =========

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002
(Expressed in United States Dollars)

      Cash consideration                                                           $ 402,563
      Non-cash consideration, subscription payable                                   370,000
      Equity in loss up to June 28, 2002                                             (17,011)
      Share of net assets (51.53%)                                                  (382,909)
                                                                                   ---------
      Excess of consideration over net book value of assets at acquisition date    $ 372,643
                                                                                   =========

      Cash outflow from acquisition of subsidiary is made up of :

      Cash consideration paid                                                      $ 402,563
      Conversion of loans receivable on Dec. 31, 2001                               (270,055)
      Bank and fixed deposits acquired                                               (23,993)
                                                                                   ---------
                                                                                   $ 108,515
                                                                                   =========

      The following unaudited pro forma financial information presents the combined results of operations of the Company and Vallenar as if the acquisition has occurred as of beginning of 2002 and 2001, after giving effect to certain adjustments. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Vallenar constituted a single entity during such periods.

                                                     Six months ended June 30
                                                       2002             2001

      Pro forma revenue                             $    27,605     $    36,908
                                                    ===========     ===========

      Pro forma loss for the period                 $(5,399,404)    $(2,050,545)
                                                    ===========     ===========

      Basic pro forma loss per share                $     (0.26)    $     (0.11)
                                                    ===========     ===========

      The basic pro forma loss per share amounts are based on the pro forma loss for the respective periods and the weighted average number of outstanding shares of 20,703,629 and 19,210,037 respectively.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002
(Expressed in United States Dollars)

10    Equity in Affiliate

      Equity in affiliate comprises of the Company's equity interests in Gasco Energy, Inc. as follows:

                                                 June 30, 2002  December 31, 2001
      Gasco Energy Inc.
                Cost of interest                  $ 19,000,000     $ 19,000,000
                Less: share of loss                 (1,245,811)        (492,094)
                         impairment loss            (1,129,189)              --
                                                  -----------------------------
                                                  $ 16,625,000     $ 18,507,906
                                                  =============================

      Gasco Energy, Inc.


      On July 19, 2001, the Company acquired 1000 preferred shares, which were convertible into 9.5 million common shares, of Gasco for $19 million. These preferred shares entitled the Company to a non-dilutable 26% of the voting power of Gasco, providing at least 50% of the preferred shares remain outstanding. The Company was entitled to a seat on Gasco's board of directors and a position on the executive committee, which is largely responsible for operating the business of Gasco. The Company's shares were also entitled to vote as a separate class on certain extraordinary matters. The Company agreed not to dispose of its stake for three years, however, the Company was permitted to dispose of up to 10% of its holdings annually. In March 2002, the Company converted 50% of its preferred shares (500 shares) into 4,750,000 Gasco common shares. As at June 30, 2002, the Company had a 34.5% voting interest and 20.5% equity interest in Gasco after Gasco issued shares to third parties on May 1, 2002.

      Gasco is involved in the exploration and development of potential natural gas reserves on some 117,000 gross acres in the Uinta Basin region in Utah and on some 330,000 acres in the Greater Green River Basin of Wyoming.

      The Company accounts for its interest in Gasco using the equity method of accounting. The total cost of Gasco acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair market values at the effective date of the acquisition. The Company's equity in losses of Gasco during the three and six months ended June 30, 2002 and accumulated loss from July 19, 2001 (date of first acquisition) to June 30, 2002 was $329,395 and $753,717 and $1,245,811 respectively.

      In January 2002, the Company entered into agreements with certain shareholders of Gasco, subject to the approval of the Company's shareholders, to acquire an additional 7 million common Gasco shares in exchange for 19,250,000 shares of the Company. These 7 million Gasco shares equal approximately 15.1% equity interest and 12.5% voting interest in Gasco's as at June 30, 2002.

      Subsequent to June 30, 2002, the Company cancelled the share-exchange agreements and exchanged its 4,750,000 common shares and 500 preferred shares of Gasco, together with an additional 1,500,000

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002
(Expressed in United States Dollars)

      common shares of Gasco received from certain other Gasco shareholders (Note 15), for an undivided 25% interest in all of Gasco's undeveloped mineral leases in Wyoming, Utah and California.

      During the three and six months ended June 30, 2002, the Company recorded an impairment loss of $1,129,189 to adjust the carrying value of equity in Gasco to its fair value amount at June 30, 2002.

      The summarized financial information of Gasco is shown below:

      Summarized financial information of Gasco

      Assets and liabilities :                     June 30, 2002      December 31, 2001

      Current assets                                $ 2,950,004          $12,453,684
      Non current assets                             35,499,589            9,204,841
      Current liabilities                             1,881,126              593,100
      Non current liabilities                                --                   --
      Stockholders' equity                          $36,568,467          $ 1,065,425

      Operating results:

                              Three months ended June 30      Six months ended June 30
                                  2002           2001           2002            2001
      Net revenue             $    23,426     $      --     $    51,932     $        --
      Loss from continuing
        operations             (1,477,075)     (907,391)     (3,109,084)     (1,560,760)
      Net loss                $(1,477,075)    $(907,391)    $(3,109,084)    $(1,560,760)

11    Common stock

      On March 28, 2002, the Company issued 2,845,000 common shares at $0.50 per share in a transaction that was exempt from the registration requirements of the Securities Act of 1933 for total cash proceeds of $1,422,500. The related share issue cost was $25,000.

12    Shareholder rights plan

      On March 20, 2002 the Company declared a dividend of 19,210,037 common share purchase rights, being one common share purchase right for each common share outstanding as of that date. Additional shares issued by the Company subsequent to March 20, 2002 are automatically included in the shareholder rights plan.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002
(Expressed in United States Dollars)

      Each right entitles shareholders to purchase five common shares at $0.01 per share if certain events occur relating to a person or group acquiring or attempting to acquire 10% or more of the outstanding shares of common stock without approval of the Company's Board of Directors. The rights are exercisable until December 31, 2020.

      As of June 30, 2002, the Company has reserved 110,275,185 shares for the exercise of these rights for the outstanding issued shares and 15,518,410 shares for options and warrants which may be exercised.

13    Stock options and warrants

      (a) Stock options

      During the six months ended June 30, 2002 and 2001, the Company did not grant any share options under the 1999 and 2001 Stock Option Plan to employees, directors and consultants.

      The options granted under the 2001 Stock Option Plan were replacement awards and are considered as a variable option plan under APB Opinion No.
      25. During the three and six months ended June 30, 2002, additional stock compensation expense totalling $270,800 and $486,500 has been recorded using variable accounting for those options granted under the Company's 2001 stock option plan.

      During the three and six months ended June 30, 2002, nil and 20,000 of options vested under the 1999 Stock Option Plan were forfeited. During the three and six months ended June 30, 2001, 257,500 and 849,500 options, issued under the 1999 Stock Option Plan, were forfeited upon the termination of staff resulting in the Company reversing $211,867 and $2,686,701 of unvested stock compensation costs previously recorded; $1,852,570 of $2,686,701 related to the system integration business, which the Company decided to discontinue during the quarter ended March 31, 2001.

      A summary of the Company's 2001 stock option plan is presented below:

                                                        For the six months ended June 30
                                                       2002                        2001
                                              --------------------------   -------------------------
                                                                Weighted                    Weighted
                                              Number of          average  Number of          average
                                                options   exercise price    options   exercise price
                                                -------   --------------    -------   --------------
      Outstanding at beginning of period      1,260,000         $   0.40         --         $     --
                                              --------------------------   -------------------------
      Granted                                        --            --            --               --
                                              ==========================   =========================
      Outstanding at end of period            1,260,000         $   0.40         --         $     --

      Options exercisable at end of period    1,260,000                          --
                                              =========                    ========
      Weighted average fair value                               $   0.38                    $     --
                                                                ========                    ========

      At June 30, 2002, the weighted average remaining contractual life of outstanding options was 4.33 years.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002
(Expressed in United States Dollars)

      A summary of the Company's 1999 stock option plan is presented below:

                                                          For the six months ended June 30
                                                       2002                             2001
                                              --------------------------     -------------------------
                                                                Weighted                         Weighted
                                              Number of          average     Number of            average
                                                options   exercise price       options     exercise price
                                                -------   --------------       -------     --------------
      Outstanding at beginning of period         20,000      $      9.34     1,809,500     $         5.93
      Forfeited                                 (20,000)            9.34      (849,500)              6.28
                                                ------------------------     ----------------------------
      Outstanding at end of period                   --      $        --       960,000     $         5.62
                                                ========================     ============================

      Options exercisable at end of period           --                        170,000
                                                =======                        =======

      Subsequent to June 30, 2002, the Company granted 420,000 options under the Company's Stock Option Plan, exercisable until July 15, 2007, at $0.55 per share.

      (b) Warrants

      During the six months ended June 30, 2002

      50,000 warrants issued to a former employee which were unexercised, expired on June 30, 2002.

      (c) Dilutive effect on net income (loss) ("EPS") per share

      Diluted EPS, which reflects the potential dilution that could occur if options and warrants were exercised or converted into common stock, were not computed because the effect would be antidilutive. For the six months ended June 30, 2002 and 2001, options to purchase 1,280,000 and 1,809,500 shares of common stock and warrants to purchase 1,893,682 and 3,158,682 shares of common stock were outstanding at various times throughout the reporting periods, respectively. At the end of the reporting periods, options to purchase 1,260,000 and 960,000 shares of common stock and warrants to purchase 1,843,682 and 2,128,682 shares of common stock were outstanding, respectively.

14    Related party transactions

      For the six months ended June 30, 2002 and 2001, the Company paid consulting fees to certain directors of $Nil and $28,629.

      Two officers of the Company were directors and officers of Vallenar prior to the acquisition of control of Vallenar on June 28, 2002.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002
(Expressed in United States Dollars)

15    Subsequent Events

      (a) On July 16, 2002 the Company exchanged its 4,750,000 common shares and 500 preferred shares of Gasco Energy, Inc., together with an additional 1,500,000 common shares from certain other Gasco shareholders, for an undivided 25% interest in all of Gasco's undeveloped mineral leases in Wyoming, Utah and California ("Gasco Exchange"). In addition, the Company received an option whereby it can acquire an additional 2.5% undivided interest in these undeveloped mineral leases by paying $5,250,000 on or before January 1, 2004. Providing the Company exercises this first option then it has a further option to acquire an additional 2.5% by paying $5,250,000 on or before January 1, 2005. The completion of the Gasco Exchange transaction results in a loss of disposal of approximately $2,223,000 due to further decreases in the fair value of equity in Gasco subsequent to June 30, 2002.

      (b) As part of the agreement with Gasco, the Company cancelled the share exchange agreements, entered into in January 2002, to acquire 7 million common shares of Gasco for 19,250,000 shares of the Company.

      (c) As part of the agreement with Gasco, the Company acquired 1,500,000 common shares of Gasco from certain Gasco shareholders in exchange for 4,125,000 shares of the Company. These Gasco shares formed part of the consideration exchanged for the undivided 25% interest in Gasco's undeveloped mineral leases.

      (d) The Company granted 420,000 options under its 2001 Stock Option Plan exercisable at $0.55 per share until July 15, 2007.

      (e) The Company has committed to participate in the drilling of oil and gas wells in Utah and Texas. The estimated costs are $340,000.

16    Segment Information

      The Company views its operation in two different businesses, oil and gas development and exploitation and payment processing. Payment processing is viewed as two different geographical areas, which are Asia Pacific and Americas. The Company's oil and gas operations are only in the Americas. Summarized financial information by segment for the three and six months ended June 30, 2002 and 2001 as taken from the internal management reports, is as follows:

      Revenue

                                                                                                   Cumulative from
                                                                                                September 16, 1998
                                   Three months ended June 30      Six months ended June 30    (date of inception)
                                        2002           2001            2002            2001       to June 30, 2002
      Segments
      Payment Processing
        Asia Pacific                 $14,735        $11,136        $ 27,605        $ 23,892              $119,873
        Americas                                     13,016                          13,016               250,567
      Oil and gas                                                                                              --
      Discontinued operations
                                     ----------------------------------------------------------------------------
                                     $14,735        $24,152        $ 27,605        $ 36,908              $370,440
                                     ======================        ==============================================

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002
(Expressed in United States Dollars)

Profit and Loss

                                                                                                           Cumulative from
                                                                                                        September 16, 1998
                               Three months ended June 30                Six months ended June 30      (date of inception)
                                     2002               2001               2002                2001       to June 30, 2002
Segments
Payment Processing
  Asia Pacific                $  (444,227)       $(1,457,638)       $(1,079,642)       $ (3,134,102)          $(27,630,010)
  Americas                       (120,659)                --           (406,921)         (5,053,863)
Oil and gas                    (2,970,081)                --         (4,302,072)                 --             (5,026,641)
Discontinued operations            (2,271)                --          1,491,953          (2,730,868)

                              --------------------------------------------------------------------------------------------
                              $(3,414,308)       $(1,580,568)       $(5,381,714)       $ (2,049,070)          $(40,441,382)
                              ==============================        ======================================================

Assets

                             June 30, 2002     Dec. 31, 2001
                             -------------     -------------

Segments
Payment Processing
  Asia Pacific                $    85,959       $   230,561
  Americas                             --                --
Oil and gas                    20,544,041        23,259,081
Discontinued operations                --             7,736
                              -----------------------------
                              $20,630,000       $23,497,378
                              =============================

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended June 30, 2002 and 2001 and the period from September 16, 1998 (inception) to June 30, 2002
(Expressed in United States Dollars)

      Stock compensation (recovery) expense by segment is as follows:

                                                                                                     Cumulative from
                                                                                                  September 16, 1998
                              Three months ended June 30           Six months ended June 30      (date of inception)
                                   2002             2001               2002               2001      to June 30, 2002
Segments
Payment processing
  Asia Pacific                $  38,400        $(231,667)       $    68,650        $  (318,240)           $2,494,743
  Americas                           --               --                 --                 --                    --
Oil and gas                     232,400               --            417,850                 --               506,700
Discontinued operations              --               --                 --         (1,852,570)              306,948
                              --------------------------------------------------------------------------------------
                              $ 270,800        $(231,667)       $   486,500        $(2,170,810)           $3,308,391
                              ======================================================================================

      Depreciation expense for the payment processing segment for the three and six months ended June 30, 2002, 2001 and the cumulative period from inception were $41,278, $68,046, $87,852, $170,402 and $1,336,727, respectively. Depreciation expense for the systems integration segment (discontinued operations) for the three and six months ended June 30, 2002, 2001 and the cumulative period from inception were $Nil, $Nil, $Nil, $1,678, and $23,460, respectively.

      American payment processing profit and loss includes $Nil, $194,653, $Nil, and $390,052 of equity in the losses of investee accounted for by the equity method for the three and six months ended June 30, 2002, 2001, respectively. Oil and gas profit and loss includes $339,212, $Nil, $770,728 and $Nil of equity in the loss of investees accounted for by the equity method for the three and six months ended June 30, 2002 and 2001, respectively.

      Oil and gas assets as of June 30, 2002 included $16,625,000 equity in Gasco which, subsequent to June 30, 2002, was converted to direct interests in oil and gas leases (Note 15).

17    Comparative figures

      Certain comparative figures have been reclassified to conform with the current presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying interim consolidated financial statements for the six-month periods ended June 30, 2002 and 2001 and the form 10-K for the fiscal year ended December 31, 2001.

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

Results of Operations

Comparison of the three months and six months ended June 30, 2002 with the three months and six months ended June 30, 2001.

The Company's payment processing operations generated processing income of $14,735 for the three months ended June 30, 2002 and $27,605 for the six months ended June 30, 2002 as compared to $11,136 and $23,892 for the respective three months and six months ended June 30, 2001, after excluding the revenue from First Ecom Data Services Limited ("FEDS") for the corresponding period. The slight increase in revenue represents the gradual increase in payment transactions as well as implementation of services to American Express customers.

Operating expenses, before stock compensation costs of $270,800 for the three months ended June 30, 2002, were 12.7% lower than for the comparable period in 2001 before stock compensation recovery of $231,665. Sales and marketing were 8% higher due to increased salary costs due to termination of employees; general and administration costs were 14.1% lower than the comparable period in 2001 with salary costs being 38% lower, and professional and consulting costs 25% higher. Systems and technology costs were 22% lower due to decreased salary costs. The Company incurred higher professional and consulting fees to effect the change to having direct ownership of oil and gas mineral leases.

Operating expenses, before stock compensation costs of $486,500 for the six months ended June 30, 2002, were 26.3% lower than for the comparable figure in 2001 before stock compensation recovery of $318,241. Sales and marketing were 6.7% lower; general and administrative costs were 29.5% lower with salary costs being 51% lower; systems and technology costs were 14.6% lower.

The Company has determined that the payment processing business is not expected to generate positive cash flows in the foreseeable future and has recorded a provision for impairment of the long-lived assets of $116,597 in the three and six months ended June 30, 2002.

Other Income and Expenses

Interest income was $13,860 and $27,540 for the three and six months ended June 30, 2002 respectively which includes $11,951 and $23,615 respectively of deemed interest calculated on the notes receivable, as compared to $246,698 and $634,300 for the three and six months ended June 30, 2001. The significant reduction was due to the reduction of cash balance to $0.8 million from $23.7 million for the comparable quarters mainly attributable to the investment of $19 million in Gasco on July 5, 2001 and also lower interest rates for the three and six months of 2002 as compared to the same periods in 2001.

Equity in Loss of Affiliates

Equity loss for the three and six months ended June 30, 2002 comprises the Company's 26% share of loss of Gasco Energy, Inc. ("Gasco"), which was diluted to 20.5% on May 1, 2002, and 29.7% share of loss of Vallenar Energy Corp. ("Vallenar") for the period from March 12, 2002 to June 28, 2002. Subsequent to June 30, 2002 the Company exchanged its shareholdings of Gasco for direct undivided interests in all of Gasco's undeveloped mineral leases.

During the three and six months ended June 30, 2002, the Company has recorded an impairment loss of $1,129,189 to adjust the carrying value of equity in Gasco to its fair value amount at June 30, 2002. The completion of the exchange of the Company's shareholdings of Gasco for undivided in Gasco's undeveloped mineral leases will result in a further impairment charge of $2,223,000 in the third quarter of 2002 due to further decreases in the fair value of equity in Gasco subsequent to June 30, 2002.

Equity loss for the three and six months ended June 30, 2001 comprises the company's 50% share of loss of FEDS from January 1, 2001 until June 18, 2001 when the Company acquired the remaining 50% of FEDS.

Liquidity and Capital Resources

As of June 30, 2002, the Company's net current assets stood at $1.0 million (December 31, 2001: $2.3 million). Net cash used in operating activities decreased from $2,866,111 for the six months ended June 30, 2001 to $2,507,744 for the six months ended June 30, 2002, mainly due to the reduction in operating costs.

Net cash used in investing activities for the six months ended June 30, 2002 was $115,157 as compared to $4,584,540 for the six months ended June 30, 2001. The major activity during the six months ended June 30, 2002 was the acquisition of 51.5% interest in Vallenar from conversion of the $270,055 loan receivable and $108,515 net effect on cash. The major activity in the six months ended June 30, 2001 was the advances to and acquisition of the remaining 50% First Ecommerce Data Services Limited having a net effect on cash of $3,984,526.

The Company issued 2,845,000 new common shares by way of a private placement at $0.50 per share to raise $1,422,500 during the six months ended June 30, 2002. The related share issue cost was $25,000. Each of Ian Robinson, the Chairman of the Board, Gregory Pek, the president and CEO and Kenneth Telford, the CFO, participated in this private placement and acquired 500,000, 200,000 and 100,000 shares respectively. There were no financing activities during the six months ended June 30, 2001.

The Company has committed to drilling oil and gas wells in Texas, Utah and Wyoming. Its expected required aggregate expenditure for these wells will be $340,000.

The Company does not expect current cash balances, cash equivalents and investments to meet its current operational and working capital needs, since the Company is not currently generating sufficient cash to fund its operations and the Company will need to expend significant capital for the acquisition, exploration and evaluation of petroleum and natural gas properties and drilling activities on these properties. The Company will be forced to rely on external financing or sale of assets to meet future capital and operating requirements. The Company is considering several options for raising funds to meet future capital and operating expenditures. Any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company's capital requirements depend upon several factors including, acquisitions of oil and gas interests, the rate of market acceptance, its ability to expand its customer base and increase revenues, its level of expenditures for marketing and sales, purchases of equipment, and other factors. If the Company's capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. The Company can make no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Further, if the Company issues equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants which could restrict the Company's operations or finances. If the Company cannot raise funds or sell assets, if needed, on acceptable terms, the Company may not be able to continue its operations, grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements which could negatively impact the Company's business, operating results and financial condition.

The Company has not yet adopted SFAS No.143 "Accounting for Asset Retirement Obligations" or SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" up to the date of reporting. See Note 4 to condensed consolidated financial statements.

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