Form 10-K/A
period 2001-12-31
BREK ENERGY CORP
filed 2002-09-18
CIK 1095070

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  ANNUAL REPORT

                                   Form 10-K/A

                                 Amendment No. 2

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 28,2002 was $13,233,022.

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

Oil and Gas Exploration By Gasco Energy, Inc.

By agreement dated July 5, 2001, Brek acquired a series of preferred stock of Gasco Energy, Inc. which is convertible into approximately 26% of the equity of Gasco. Brek has elected to convert half of this preferred stock into common stock. In February 2002, Brek entered into agreements with certain shareholders of Gasco which provided for Brek to acquire additional 7,000,000 shares of common stock of Gasco in exchange for 19,250,000 shares of Brek common stock. The shareholders were Marc Bruner, Wet Coast Management Corp., Richard Jeffs, Ralph Ruoss, Claudia Handschin, Turf Holdings Ltd., Tradewinds Investment Ltd., Seloz Gestion SA, Nicolas Mathys, Carrera Investments Ltd., Erich Hofer, Bruno Sauter, Tom Fails and Equistar Capital LLC.

Gasco is engaged in locating and developing hydrocarbon prospects, primarily located in the Rocky Mountain region. It applies new technologies to generate and develop high-potential prospects. All of Gasco's properties are located in the western United States.

Riverbend Project. Gasco's Riverbend Project consists of approximately 117,000 gross acres in the Uinta Basin of northeastern Utah, some of which is leased by Gasco, some of which is subject to farmout and other agreements under which Gasco may earn leasehold interests, and some of which is held by third parties. A farmout agreement is one in which the owner of a lease assigns it or a portion of it to another person who then has a right to drill one or more wells on the leased property and to receive a portion of the revenues, if any, from the wells. Gasco's geologic and engineering focus is concentrated on three tight-sand formations in the basin: the Wasatch, Mesaverde and Mancos formations.

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

During January 2002, Gasco entered into an agreement with Halliburton Energy Services under which Halliburton has the option to earn a participation interest proportionate to its investment (not to exceed 50%) by funding the completions of Wasatch wells. Gasco, at its option, may elect to limit Halliburton's funding and the resulting participation interest to 25%. Gasco and Halliburton will also share technical information through the formation of a joint technical team. Gasco began drilling the first Wasatch well during February 2002. Gasco anticipates drilling three gross (1.5 net) wells in this area during 2002 and has set its capital budget for this purpose at $3,000,000. After the wells drilled under this agreement have reached payout status, as defined in the agreement, Halliburton will retain an interest equal to 5% of Gasco's total interest prior to payout. Payout occurs when the revenue from the production of a well equals the cost of drilling, completing and equipping the well.

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

On February 26, 2002, Gasco began drilling a well in the Southwest Jonah field located in the Greater Green River Basin in Sublette County, Wyoming. This was the first well drilled within a newly created AMI with Cabot Oil and Gas, consisting of nine sections (5,760 gross acres, 1,440 net acres). The well was drilled to a total depth of 11,000 feet. The well encountered natural gas, but not in sufficient quantities to be deemed economic, making it a "dry hole." Gasco has an option to drill additional wells within the AMI if the new interpretation of the well's data in integration with the seismic data warrants such testing. The net dry hole cost of this well is estimated at $500,000.

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
                                                                   =         ===

Gasco does not operate any of these wells. Of the four producing wells, three are operated by Phillips Petroleum Company and one is operated by Wasatch Energy Corp.

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
                                                      =======            =======

In 2002, Gasco acquired approximately 42,317 gross (28,233 net) undeveloped acres in Sublette County Wyoming. On March 7, 2002, Gasco completed a strategic exchange of acreage within the Uinta Basin in northeastern Utah, whereby it received 3,359 gross acres (2,474 net) in exchange for 320 gross acres (160 net) and the contractual right to earn Wasatch rights on approximately 2,463 net Uinta Basin acres.

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

The issuing bank approves or declines the transaction. If it approves a transaction, it blocks the relevant amount of funds in the consumer's account, reducing the cardholder's available credit limit by the authorized amount. Its response is routed back through the appropriate card network to FESL's payment gateway and finally over the Internet to the merchant's web site and the consumer simultaneously. The entire process typically takes less than 10 seconds, so the consumer is advised almost immediately whether or not his purchase has been approved. The merchant may from time to time review the status of transactions by accessing the Merchant Accounting & Reporting System (referred to as MARS), FESL's proprietary software, using a web browser over the Internet. This software records the status of all purchases made by consumers on a FESL-enabled merchant's web site. A patent application for MARS was filed with the United States Patent and Trademark Office on August 29, 2000 by the inventor, Enzo Michelangeli, who assigned all his rights in the application to Brek on November 20, 2000. The cost of this application was $18,800. MARS has been licensed to Transworld Payment Solutions N.V.

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

The software FESL provides to merchants to connect their web sites to FESL's gateway encrypts the transaction information sent over the Internet to the gateway, which in turn encrypts the information that it sends to payment switch. This encryption is 128-bit key strength. A version of this software has been developed in conjunction with Microsoft Corporation as a "plug-in" to the Microsoft Site Server Commerce Edition suite of programs. Microsoft has no rights in this software, and neither Brek not FESL have any agreements with Microsoft.

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

In June 2001 Brek acquired the remaining 50% of the equity of, and loans payable by, First Ecommerce Data Services Limited, referred to as FEDS, which was headquartered in Bermuda, from the Bank of Bermuda for cash of $4,289,542 plus the cancellation of options to purchase 500,000 shares of Brek common stock. On October 19, 2001, Brek sold its 100% interest in FEDS to Transworld Payment Solutions N.V. for cash of $1,663,986 plus a note payable for 40% of FEDS operating profits for the next three years with a minimum guaranteed amount of $2 million and a maximum of $3 million. In addition, Brek was paid back loans totaling $1,336,014.

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

Sales and Marketing

The principal markets for any oil and gas produced by Brek are transmission pipeline companies, utilities, refining companies and companies that actually use the gas in their operations.

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

Governmental Regulations and Environmental Laws

Brek, or a venture in which it participates, will be required to obtain local government and other permits for drilling oil or gas wells. These permits are issued by whichever of the State or the Bureau of Land Management is the lessor under the lease where the well is proposed to be drilled. The BLM is the lessor on most of Brek's leases. Each application for permit must be accompanied by an Environmental Assessment Report, which will be prepared by a licensed, qualified firm retained by Brek to evaluate the environmental impact of the well. The permit will only be granted if the report recommends it in light of the environmental assessment. The report usually takes one week to prepare and costs approximately $2000. Permits can take up to 18 months to obtain and generally cost less than $ 10,000. Gasco has applied for 14 permits, of which 10 have been granted and four are pending. No permit application by Gasco has ever been denied.

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

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, requires payments for cleanup of certain abandoned waste disposal sites, even though such waste disposal activities were undertaken in compliance with regulations applicable at the time of disposal. Under the Superfund law, liability is joint and several, and one party may be required to bear more than its proportional share of cleanup costs at a site where it has responsibility pursuant to the legislation if payments cannot be obtained from other responsible parties. Other legislation mandates cleanup of certain wastes at facilities that are currently being operated. States also have regulatory programs that can mandate waste cleanup. CERCLA authorizes the Environmental Protection Agency ("EPA") and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. The scope of financial liability under these laws involves inherent uncertainties.

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

General Risks

Brek's Limited Operating History May Prevent it From Achieving Success

Brek has a limited operating history, which may prevent it from achieving success. Its revenue and income potential are unproven. It will encounter challenges and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. Brek's date of inception was September 16, 1998. Chief among these challenges and difficulties are:

      Being able to adequately prove up its resources

      Locating and acquiring proper acquisition targets

      Locating and acquiring direct interests in oil and gas prospects

      Raising adequate additional equity and/or adequate financings

      Potential acquisitions being able to prove up their resources

      Persuading banks to outsource their Internet credit card processing

      Processing a sufficient volume of Internet credit card transactions which, particularly in Asia, may not be present in sufficient quantity to generate required revenues

      Persuading banks and others to purchase the e-Acquirer and other products

It may fail to address any of these challenges and failure to do so would seriously harm Brek's business and operating results. In addition, because of Brek's limited operating history, it has limited insight into trends that may emerge and affect Brek's business.

Brek has Incurred Losses and Expects Future Losses

Brek has experienced operating losses in each period since inception and expects these operating losses to continue in the foreseeable future. Brek may not have sufficient resources to increase its revenues enough to achieve profitability. Brek's failure to increase its revenues significantly would seriously harm Brek's business and operating results. In fact, Brek may not have any revenue growth. On December 31, 2001, Brek had an accumulated deficit of approximately $35.1 million, a significant portion of this loss, $10,461,322, was incurred during the year ended December 31,2001, which included a non-recurring charge of $3.16 million, a further write down of the investment in uniView of $0.314 million and a recovery from discontinued operations of $1.49 million. Brek has recorded the non-recurring charge to reduce the carrying value of the stock of its subsidiary First Ecommerce Data Services Limited to net realizable value. This stock was subsequently sold for $3,451,235, which was its written-down value. On June 30, 2002, Brek's accumulated deficit had grown to approximately $40.4 million.

Brek May Not Be Able to Obtain Future Financing

Brek will be required to raise additional capital in 2002. It may not be able to raise capital when needed on terms favorable to it or at all. Brek has relied on the sale of its equity capital to fund working capital and the acquisition of its assets. Any future financing will likely result in substantial dilution to Brek's stockholders. Failure to generate operating cash flow or to obtain additional financing could delay or cause indefinite postponement of further exploration and development of its oil and gas prospects or result in the loss or sale of such properties.

Brek May Not Be Able to Attract and Retain Personnel

Brek may not be successful in attracting, assimilating, or retaining qualified personnel with knowledge and expertise in the various facets of oil and gas exploration and development industry. Like other companies in Hong Kong, Brek faces intense competition for qualified personnel there. Brek does not consider any of its employees to be of key importance. Until August 31, 2002, it had an employment agreement with its chief executive officer, but he resigned on that date. It currently has an employment agreement with its chief financial officer. Brek does not carry life insurance on any of its employees.

Brek Must Replace Its Chief Executive Officer

Gregory M. Pek informed Brek that he did not wish to extend his employment agreement with Brek, which expired on August 31, 2002. Brek will have to engage a new Chief Executive Officer in a timely enough fashion so that Brek is not adversely affected.

Brek's Stock Price May Fluctuate

The market price of Brek's common stock may fluctuate significantly in response to a number of factors, some of which (such as interest rates, general economic conditions and trading multiples of comparable companies) are beyond Brek's control, and some of which (such as operating results, announcements of new products, new customers, acquisition of potential oil and gas entities and prospects, results of exploration and development) are within Brek's control. In addition, Brek's common stock is sometimes very thinly traded and this characteristic may exaggerate any fluctuations. Brek's trading price may not be an accurate reflection of its value.

Future Sales of Shares Could Depress Brek's Stock Price

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

Difficulty of Enforcing Legal Process

It may be difficult or impossible to effect service of process within the United States upon the directors of Brek (other than Andrew Leitch), to bring suit in the United States or to enforce, in the U.S. courts, any judgment obtained there against such persons predicated upon any civil liability provisions of the U.S. federal securities laws. All of Brek's directors, except Andrew Leitch, reside outside the United States. A substantial portion of the assets of such persons are located outside the United States. Foreign courts may not entertain original actions against Brek's directors or officers predicated solely upon U.S. federal securities laws. Furthermore, judgments predicated upon any civil liability provisions of the U.S. federal securities laws may not be directly enforceable in foreign countries.

Oil and Gas Exploration Risks

Oil or Gas Wells may be Unproductive or Uneconomic

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

Some of the Risks of Drilling and Operating Oil or Gas Wells are Uninsurable

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

No Assurance of Titles

If an examination of the title history of petroleum and natural gas lease that Brek has purchased reveals that it has been purchased in error from a person who was not the owner of the mineral interest purportedly covered by the lease, Brek's interest would be worthless. In that event, the lease would be lost.

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

If such an examination is ever done, it may reveal that curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered.

Environmental Regulations May Prevent or Delay Drilling Oil or Gas Wells

The petroleum exploration and production activities of Brek are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, Brek is subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. Such laws and regulations have been changed from time to time in the past and may be changed again in the future to impose an even greater burden on Brek.

Governmental Regulations May Increase Expenses and Delay or Prevent Drilling Oil or Gas Wells

Any increases in the regulatory burden on the petroleum and natural gas industry created by new legislation would increase Brek's cost of doing business. A major risk affecting drilling is the need to obtain drilling permits. Delays in obtaining drilling permits, the failure to obtrain a drilling permit for a well, or a permit with unreasonable conditions or costs attached to it, could have a material adverse effect on Brek's ability to develop its properties fully. Petroleum and natural gas exploration, development and production are subject to various types of regulation by local, state and federal agencies. Legislation affecting the petroleum and natural gas industry is under constant review for amendment and expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the petroleum and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply

Natural Gas and Oil Prices May Fall

A decline in the price of natural gas and oil prices would result in a commensurate reduction in Brek's income for the production of oil and gas. In the event prices fall substantially, Brek may not be able to realize a profit from its production and would continue to operate at a loss. In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and natural gas. The excess or short supply of crude oil has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.

Brek May Not Be Able to Compete in This Industry

Brek's competitors may be able to pay more for petroleum and natural gas properties than Brek and may be able to better evaluate prospects than Brek. In addition, Brek's competitors may have a greater ability to continue exploration activities during periods of low hydrocarbon market prices. Brek's ability to acquire additional properties and to discover reserves in the future will depend upon its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. The petroleum and natural gas industry is intensely competitive and Brek competes with other companies, which have greater resources. Many of its competitors not only explore for and produce crude petroleum and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. There is also competition between the petroleum and natural gas industry and other industries with respect to the supply of energy and fuel to industrial, commercial and individual customers. There is no assurance that Brek will be able to effectively compete against such companies.

Electronic Payment Processing Risks

Brek May Fail to Expand Its Customer Base

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

Brek May Not Be Able to Compete in The Processing Market

Brek's competitors have extensive customer bases and strong customer relationships that they could leverage, including relationships with Brek's current and potential customers. This competition will impede Brek's ability to expand its customer base. Brek's payment processing markets are new, rapidly evolving and highly competitive, and it expects this competition to persist and intensify in the future. Brek's failure to maintain and enhance its competitive position could seriously harm its business and operating prospects. It will encounter competition from a number of sources. These competitors also have significantly more established customer service organizations than Brek does.

Brek May Not Be Able to Develop Adequate Sales and Marketing Capabilities

Brek needs to expand its marketing and sales operations in order to increase market awareness of Brek's services and generate increased revenues. Brek may lack the resources to enable this expansion, however. Brek has only been marketing its payment processing services since early 1999. Brek's services require sophisticated sales effort targeted at senior management of Brek's prospective customers, which are principally banks and large international conglomerates. Competition for qualified sales personnel is intense, however, and Brek may not be able to hire enough qualified individuals in the future.

Use of the Internet and Growth of E-commerce May Not Continue

Demand for Brek's payment processing business depends on consumers' using the internet for e-commerce. Any reduction in such use will reduce the demand for Brek's payment processing services. Rapid growth in the use of the Internet has occurred only recently. As a result, its acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, or continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

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

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the shareholders with certain information regarding Brek's future plans and operations, certain statements set forth or incorporated by reference in this registration statement relate to management's future plans and objectives. Such statements are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this report, including, without limitation, statements regarding Brek's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or similar terminology. Although any forward-looking statements contained or incorporated by reference in this registration statement or otherwise expressed by or on behalf of Brek are, to the knowledge and in the judgment of the officers and directors of Brek, believed to be reasonable, there can be no assurances that any of these expectations will prove correct or that any of the actions that are planned will be taken.

Forward-looking statements involve known and unknown risks and uncertainties, which may cause Brek's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. Important factors that could cause actual results to differ materially from Brek expectations include those discussed under the caption "Risk Factors" above. All subsequent written and oral forward-looking statements attributable to Brek, or persons acting on its behalf, are expressly qualified in their entirety by these important factors. Brek assumes no duty to update or revise its forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Brek's common stock has traded on the Nasdaq National Market System under the symbol "FECC" from June 6, 2000 until February 19, 2002 when the symbol was changed to "BREK". Prior to that it traded on the OTC under the symbol "FECC" since March 8, 1999. Brek's common stock has also traded on the Berlin over-the-counter stock exchange since January 27, 2000 and has been listed on the Bermuda Stock Exchange since December 23, 1999. In addition, Brek's Units (each of which consists of one share of common stock and a warrant to purchase one third of a share of common stock) were listed on the Bermuda Stock Exchange from December 23, 1999 until March 12, 2001 when the units were "unbundled" after which the units only consist of a warrant to purchase one third of a share of common stock of Brek. The following table sets forth the high and low closing prices for the common stock for the periods indicated.

Year/Quarter                                                 High           Low
------------                                                 ----           ---

                                      2001

Fourth Quarter                                               0.62           0.30
Third Quarter                                                0.90           0.32
Second Quarter                                               1.35           0.81
First Quarter                                                1.88           0.75

                                      2000

Fourth Quarter                                              $4.00          $0.75
Third Quarter                                               10.03           4.34
Second Quarter                                              23.00           7.88
First Quarter                                               32.50           7.94

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

Recent Sales of Unregistered Securities

On March 28, 2002 the Company issued 2,845,000 shares of common stock at $0.50 per share producing aggregate proceeds of $1,397,500, which is net of related share issue cost of $25,000, received by the Company. The sales were to 14 investors, of which 12 were non-US persons outside the United States and two were accredited investors in the United States. These investors were Gregory Pek, Kenneth Telford, Ian Robinson, Liechtenstein Global Trust, Bonia Ng, Greg Gudbranson, Happy Profit International Limited, Ultratech Capital Management, Warwick Ventures Limited Roger Glenn, and Colin Low. Of these investors, Messrs. Pek and Robinson are directors of the Company, and Messrs. Pek and Telford are executive officers of the Company. Brek has been advised that the persons indicated below have the power to vote and dispose of Brek's shares held by the following investors: Liechtenstein Global Trust - Furst Hans-Adam von Liechtenstein, c/o LGT Group Foundation, Herrengase 12, FL-9490 Vaduz; Happy Profit International Limited - Brian Langdon-Pratt, 1219 Bank of America Tower, 12 Harcourt Road, Central, Hong Kong; Ultratech Capital Management - Patrick Thomson, Tradewinds Building, Suite 401, Bay Street, Nassau, Bahamas; and Warwick Ventures Limited - Stuart Smith, c/o LOM Securities Bermuda Ltd., 27 Reid Street, Hamilton HN11, Bermuda. This information was obtained from the shareholders of record or their agents. In the case of Liectenstein Global Trust, the information was obtained from a bank in Switzerland. Brek has no way of independently verifying the accuracy of this information and does not know whether this information is correct.

The issuances and sales were exempt under Section 4(2) under the Securities Act of 1933, as amended, and Regulations S and D thereunder. All expenditures of proceeds so far have been for normal overhead and other general corporate purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Brek's audited consolidated financial statements appearing elsewhere herein. For the period from September 16, 1998 (date of inception) to December 31, 1998, the consolidated financial statements are not presented as all amounts are $Nil.

                                                    Year ended           Year ended            Year ended
                                                December 31, 2001     December 31, 2000     December 31, 1999
                                                -----------------     -----------------     -----------------
Revenue

Payment processing                                     301,978                 38,223               2,634

Operating expenses

Sales and marketing                                    611,628              2,113,149           1,563,246

General and administrative                           7,153,141              8,297,692           4,241,389
Systems and technology                                 836,134              1,489,056             552,221
Charges for impairment of certain
long-lived and prepaid assets                        3,159,505                949,418                  --
                                                   -----------            -----------          ----------

Total expenses                                      11,760,408             12,849,315           6,356,856

Loss from operations                               (11,458,430)           (12,811,092)         (6,354,222)
                                                   -----------            -----------          ----------

Other income/(expenses)
Interest income                                        704,725              1,527,959              36,761
Interest expense                                            --                 (2,121)           (471,424)
Loss on write down of marketable securities           (314,339)            (1,632,353)                 --
                                                   -----------            -----------          ----------

                                                       390,386               (106,515)           (434,663)
                                                   -----------            -----------          ----------

Equity in loss of affiliates                          (882,146)              (292,118)                 --
                                                   -----------            -----------          ----------

Loss from continuing operations                    (11,950,190)           (13,209,725)         (6,788,885)
                                                   -----------            -----------          ----------

Income (loss) from discontinued operations
Net income (loss)                                     (236,683)            (4,219,736)                 --
Gain on discontinuance (net of $Nil
tax effects)                                         1,725,551                     --                  --
                                                   -----------            -----------          ----------

                                                     1,488,868             (4,219,736)                 --
                                                   -----------            -----------          ----------

Loss before cumulative effect
of accounting change                               (10,461,322)           (17,429,461)         (6,788,885)

Cumulative effect of accounting change                      --               (380,000)                 --
                                                   -----------            -----------          ----------

Net loss                                           (10,461,322)           (17,809,461)         (6,788,885)
                                                   ===========            ===========          ==========

Basic and diluted loss per share
applicable to common stockholders
Continuing operations                                    (0.62)                 (0.73)              (0.56)
Discontinued operations                                   0.08                  (0.23)                 --
Cumulative effect of accounting change                      --                  (0.02)                 --
                                                   -----------            -----------          ----------

                                                         (0.54)                 (0.98)              (0.56)
Weighted average shares used in
computing per share amounts                         19,210,037             18,064,980          12,043,662
                                                    ==========             ==========          ==========

Balance Sheet Data:
                                                       2001                   2000                1999
                                                        US                    $US                 $US$
Current Assets                                       2,596,852             32,282,424          12,159,946
Note Receivable                                      1,865,244                     --                  --
Loan Receivable                                        270,055                     --                  --
Property and Equipment                                 257,321                578,866           1,046,237
Total Assets                                        23,497,378             35,969,172          13,206,183
Deferred Rent                                               --                     --              62,017
Obligation under capital lease                              --                     --               3,788
(including current installments)
Total Liabilities                                      271,379                509,373           1,263,936
Stockholders Equity                                 23,225,999             35,459,799          11,942,247

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

On June 19, 2002, Brek acquired the remaining 50% of First Ecommerce Data Services Limited ("FEDS") from the Bank of Bermuda for $4,289,542, of which $3,581,993 was for equity of FEDS, $668,007 was to acquire the bank's interest in a shareholder loan owed by FEDS to the bank and $39,542 was for costs of the transaction. Warrants to purchase 500,000 shares of Brek common stock held by the bank were cancelled in connection with this transaction, but their exercise price far exceeded the then-market price of Brek's common stock so they were deemed to be of no value. Their exercise price was $12 per share, and the last trade in Brek's stock on June 19, 2002, was at $0.86 per share.

On October 19, 2002, Brek sold 100% of FEDS to Transworld Payment Solutions N.V. for $1,663,007 plus a Note for a minimum of $2,000,000 (having a present value of $1,885,896). Under the terms of the note, Transworld is required to pay by March 1 in each of 2003, 2004 and 2005, 40% of the net operating profits realized by FEDS in the preceding year, but not less than $350,000, $650,000 and $1,000,000, respectively, nor more than $500,000, $1,000,000 and $1,500,000, respectively, on each date. Brek expects to receive the minimum payments set forth above and no more. At the time of the sale of FEDS, Brek also received $1,336,014 as the repayment of shareholder loans owed by FEDS to Brek, half of which were acquired from the Bank of Bermuda on June 19, 2002. Brek and Transworld have never been affiliated with each other in any way.

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

The proceeds of $1,422,500 that Brek received upon the issuance of 2,845,000 shares of its common stock on March 28, 2002 is being used to pay operating expenses of Brek.

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

                                               Three months ended     Three months ended   Three months ended    Three months ended
                                                December 31, 2001     September 30, 2001      June 30, 2001         March 31, 2001
                                                -----------------     ------------------      -------------         --------------
Revenue

Payment processing                                      59,142               205,928                24,152              12,756
                                                    ----------            ----------            ----------          ----------

Operating expenses

Sales and marketing                                    217,317               206,049                15,506             172,756
General and administrative                           1,970,356             1,725,000             1,581,343           1,876,442
Systems and technology                                 171,599               483,860                62,187             118,488
Charges for impairment of certain
long-lived and prepaid assets                               --             3,159,505                    --                  --
                                                    ----------            ----------            ----------          ----------

Total expenses                                       2,359,272             5,574,414             1,659,036           2,167,686
                                                    ----------            ----------            ----------          ----------

Loss from operations                                (2,300,130)           (5,368,486)           (1,634,884)         (2,154,930)
                                                    ----------            ----------            ----------          ----------

Other income/(expenses)
Interest income                                         13,921                56,504               246,698             387,602
Interest expense                                            --                    --                    --                  --
Loss on write down of marketable securities             (6,434)             (307,905)                   --                  --
                                                    ----------            ----------            ----------          ----------

                                                         7,487              (251,401)              246,698             387,602
                                                    ----------            ----------            ----------          ----------

Equity in loss of affiliates                          (336,393)             (155,701)             (194,653)           (195,399)
                                                    ----------            ----------            ----------          ----------

Loss from continuing operations                     (2,629,036)           (5,775,588)           (1,582,839)         (1,962,727)
                                                    ----------            ----------            ----------          ----------

Income (loss) from discontinued operations
Net income (loss)                                       (7,627)                   --                 2,271            (231,327)
Gain on discontinuance                                      --                    --                    --           1,725,551
                                                    ----------            ----------            ----------          ----------

                                                        (7,627)                   --                 2,271           1,494,224
                                                    ----------            ----------            ----------          ----------

Loss before cumulative effect
of accounting change                                (2,636,663)           (5,775,588)           (1,580,568)           (468,503)

Cumulative effect of accounting change                      --                    --                    --                  --
                                                    ----------            ----------            ----------          ----------

Net loss                                            (2,636,663)           (5,775,588)           (1,580,568)           (468,503)
                                                    ==========            ==========            ==========          ==========

Basic and diluted loss per share
applicable to common stockholders
Continuing operations                                    (0.14)                (0.30)                (0.08)              (0.10)
Discontinued operations                                     --                    --                    --                0.08
                                                    ----------            ----------            ----------          ----------

                                                         (0.14)                (0.30)                (0.08)              (0.02)
Weighted average shares used in
computing per share amounts                         19,210,037            19,210,037            19,210,037          19,210,037
                                                    ==========            ==========            ==========          ==========

                                               Three months ended     Three months ended   Three months ended    Three months ended
                                                December 31, 2001     September 30, 2001      June 30, 2001         March 31, 2001
                                                -----------------     ------------------      -------------         --------------
Revenue

Payment processing                                      10,336                17,355                 5,730               4,802
System integration revenue                             178,814               233,133               404,701                  --
                                                    ----------            ----------            ----------          ----------

Total revenue                                          189,150               250,488               410,431               4,802

Direct costs                                           226,765               269,279               340,244                  --
                                                    ----------            ----------            ----------          ----------

Gross profit                                           (37,615)              (18,791)               70,187               4,802
                                                    ----------            ----------            ----------          ----------

Operating expenses

Sales and marketing                                   (250,338)              491,206               698,203             519,983
General and administrative                           2,697,181             2,223,961             2,742,270           1,872,501
Systems and technology                                 729,081             1,251,266             1,424,850             244,369
Non-recurring charges for impairment of
certain long-lived and prepaid assets                2,405,829                    --                    --                  --
                                                    ----------            ----------            ----------          ----------

Total expenses                                       5,581,753             3,966,433             4,865,323           2,636,853

Operating loss                                      (5,619,368)           (3,985,224)           (4,795,136)         (2,632,051)

Other income/(expenses)
Interest income                                        398,944               476,273               474,090             179,603
Interest expense                                          (387)                  (85)               (1,385)               (264)
Loss on write down of marketable
securities                                          (1,448,553)             (183,800)                   --                  --
                                                    ----------            ----------            ----------          ----------

Total other income (expenses)                       (1,049,996)              292,388               472,705             179,339
                                                    ----------            ----------            ----------          ----------

Equity in loss of affiliates                          (177,695)             (114,423)                   --                  --

Loss before cumulative effect of
accounting change                                   (6,847,060)           (3,807,259)           (4,322,431)         (2,452,712)
                                                    ----------            ----------            ----------          ----------

Cumulative effect of accounting
change                                                (380,000)                   --                    --                  --

Net loss                                            (7,227,060)           (3,807,259)           (4,322,431)         (2,452,712)
                                                    ==========            ==========            ==========          ==========

Basic and diluted loss per share
applicable to common stockholders
Before cumulative effect of accounting change            (0.36)                (0.20)                (0.24)              (0.15)
Cumulative effect of accounting change                   (0.02)                   --                    --                  --
                                                    ----------            ----------            ----------          ----------

                                                         (0.38)                (0.20)                (0.24)              (0.15)
                                                    ==========            ==========            ==========          ==========

Weighted average shares used in
computing per share amounts                         19,210,037            18,935,312            18,210,037          15,879,359
                                                    ==========            ==========            ==========          ==========

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and terms of office of directors and executive officers of Brek are set forth below:

Name (1)                  Age   Position With Company

Gregory M. Pek            47    Director, President, and Chief Executive Officer
Ravi K. Daswani           35    Director
Douglas Moore             43    Director
Ian G. Robinson           63    Director, Chairman of the Board
James Pratt               53    Director
Andrew Leitch (2)         58    Director
Kenneth G.C. Telford      53    Secretary, and Chief Financial Officer

      (1) None of Brek's officers or directors, other than Andrew Leitch, is a resident or citizen of the United States

      (2) Mr. Leitch was appointed a Member of Brek's Board of Directors in April 2002.

Gregory M. Pek has been a Director of Brek since March 3, 1999 and has been a Director of First Ecommerce Asia Limited since its inception. Mr. Pek was President and Chief Executive Officer since March 3, 1999 until June 27, 2000. Mr. Pek assumed the position of President and co-Chief Executive Officer on October 16, 2000 until August 31, 2001 when he became Chief Executive Officer upon the resignation of Mr. Daswani. He was from March 1994 to February 1999 an executive officer of David Resources Company Limited, a petroleum and wine trading company, Kong Tai International Holdings Company Limited, a real property investment company and from September 1998 to February 1999 a director of Singapore Hong Kong Properties Investment Limited, a real property investment company. Before 1994, Mr. Pek was a director and officer of a number of public companies in Canada. Mr. Pek is a director of Gasco Energy, Inc. and Vallenar Energy Corp., which are subsidiaries of Brek.

Ravi K. Daswani has been a Director of Brek since March 3, 1999 and was a Director of First Ecommerce Asia Limited since its inception until July 2001. Mr. Daswani was Chief Operating Officer of Brek from March 3, 1999 until August 31,2001 and co-Chief Executive Officer from October 16, 2000 to August 31,2001 when he retired to pursue other business interests. From December 1997 to February 1999 Mr. Daswani was the managing director and co-owner of Asia Internet Limited, a Hong Kong Internet service provider. For more than three years before December 1997, he was the managing director of a wholesale and retail apparel business called Daswani S.A., a Panamanian company. He has established international operations trading in dry goods, consumer electronics, apparel and Internet services in Africa, Latin America and Asia.

Ian Robinson has been a Director of Brek since February 24, 2000, was appointed Vice-Chairman on November 29, 2000 and Chairman on January 19, 2001. For more than the last five years Mr. Robinson has been the managing director of Robinson Management Limited, which provides financial planning and business advice, forensic accounting services and insolvency services. Mr. Robinson has 45 years of experience as a Chartered Accountant and was a former senior partner of the Hong Kong office of the international accountancy firm Ernst & Young, an accountancy and auditing services firm. He has been based in Hong Kong since 1980 servicing the Asia region and has had experience in major countries around the world. Mr. Robinson specializes in corporate rescue, restructuring, insolvency, investigation, business valuation and trouble shooting generally. Mr. Robinson also is a member of the Supervisory Board and the Executive Committee of the Hong Kong Housing Society, a non-governmental provider of low and middle income housing.

Douglas Moore has been a Director of Brek since October 27, 1999. Mr. Moore is the Chief Executive Officer of Henderson Cyber Limited, the high technology ecommerce subsidiary of the Henderson Group, which consists of Henderson Land Development Company Limited, a property development company, and its subsidiaries. Mr. Moore is also the Head of Strategic Planning of Henderson Land. From 1994 until early 2000, Mr. Moore was the Head of the Hong Kong Market of Credit Suisse, a bank, and a director of Credit Suisse Investment Advisory (Hong Kong) Limited, the bank's investment advisory subsidiary. Prior to 1994, Mr. Moore practiced international and Canadian tax law with the Hong Kong office of McMillan Binch, a Canadian law firm. He is a Canadian and a Hong Kong lawyer.

James Pratt was appointed to Brek's Board of Directors in June 2000. Mr. Pratt is Deputy Chairman of the GSM Association, which is a wireless telecommunications industry representative body consisting of more than 636 wireless network operators and key manufacturers and suppliers to the wireless industry. Mr. Pratt was previously Managing Director of Asia Wireless, a division of Telstra International, Telstra Corporation of Australia where he oversaw all of Telstra Group's wireless operations and investments throughout the Asia Pacific Region. Mr. Pratt was formerly Chief Executive Officer of Peoples Phone, a wireless telecom provider in Hong Kong, since 1996. Prior to this he was general manager of the telecommunications division of Mitsubishi Electric Australia. Mr. Pratt has more than thirty years international management experience in the Asia Pacific telecommunications industry.

Mr. Andrew Leitch was appointed to Brek Energy's board of directors in April 2002. Mr. Leitch is both a Chartered Accountant (Canada) and a Certified Public Accountant (USA). He has an international and diversified career spanning some 25 years with Deloitte & Touche, an accountancy and auditing services firm, and has held senior executive positions in certain varied commercial enterprises. Mr. Leitch has 20 plus years of experience in international business. He worked as the Chief Operating Officer for Vapotronics Inc., a biotech company in San Diego from 2000-2001. While Mr. Leitch was with Deloitte & Touche, Hong Kong from 1994-2000, he was the Vice Chairman of the Management Committee (1997-2000) and Executive Director of Corporate Finance (1994-1997). Mr. Leitch currently holds a board position with Citicorp Everbright China Fund Limited, an investment fund.

Kenneth G.C. Telford has been Brek's Chief Financial Officer and Secretary since July 1, 2000. Mr. Telford is both a Chartered Accountant (Canada) and Certified Public Accountant (USA). Mr. Telford has been a partner in Sadovnick Telford + Skov, Chartered Accountants in Canada and Telford Sadovnick, PLLC, Certified Public Accountants in the United States since 1994. Mr. Telford was also previously a partner in the international accounting firm Touche Ross & Co. (now Deloitte & Touche) as well as Chief Operating Officer and Chief Financial Officer of an automotive rental company called Tropical Rent a Car Systems, Inc. Mr. Telford has advised numerous companies, operating in both North America and Asia Pacific, on a broad range of financial and business matters including the financial management requirements of U.S. publicly listed companies. Mr. Telford is a director of Vallenar Energy Corp., which is a subsidiary of Brek.

ITEM 11. EXECUTIVE COMPENSATION

                                                   Annual compensation                         Long term compensation
                                                                                                 Awards     Payouts

                                                                                              Shares of
                                                                                Restricted   common stock
                                                                  Other annual    stock       underlying      LTIP     All Other (2)
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

      (1)   resigned as co-ceo on August 31, 2001

      (2) Other annual compensation consisted of housing expense, directors fees and employer contributions to the mandatory provident fund in Hong Kong (which is a program similar to Social Security in the United States)

Directors and executive officers were granted options to purchase Brek's common stock during the year as follows:

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

(2)   Resigned as Co-CEO August 2001.

(3)   Resigned May 4, 2002.

Total effective options as at Dec. 31, 2001 1,280,000

No share options were exercised during the year; share options outstanding in the hands of directors and senior management as of December 31, 2001 were as follows:

                                                          Number of securities underlying      Value of Unexercised In-The-
                                                           unexercised options at fiscal       Money options at fiscal year
                             Shares                                 year end(#)                          end (1) ($)
                           acquired on       value       ---------------------------------    ------------------------------
           Name           exercise (#)    realized ($)      Exercisable      Unexercisable    Exercisable      Unexercisable
Gregory Pek, CEO                0              0               75,000              0               $0              0
Ravi Daswani (2)                0              0               75,000              0                0              0
Ian Robinson                    0              0               75,000              0                0              0
Douglas Moore                   0              0              125,000              0                0              0
James Pratt                     0              0               75,000              0                0              0
Marc Bruner (3)                 0              0               75,000              0                0              0
Ken Telford                     0              0              200,000              0                0              0
Steve Corbin                    0              0               50,000              0                0              0
Barry Conn                      0              0               25,000              0                0              0

(1)   Based on a December 31, 2001 closing price of US$0.40 per share.

(2)   Resigned as Co-CEO August 2001.

(3)   Resigned May 4, 2002.

Directors' Compensation

Directors, who are not officers of Brek, are paid fees of $10,280 per year in connection with their serving on the Board. The Chairman of the Board receives $54,000 per year. Directors are reimbursed for out-of-pocket expenses incurred with attending Board meetings.

Employment Agreements

Gregory Pek.

Brek entered into an employment agreement with Gregory Pek, its President and Chief Executive Officer, the term of which commenced in January 1999. This agreement provided that Brek would pay Mr. Pek a monthly salary of HK $100,000 (approximately USD 12,820) plus an additional month's salary per calendar year of service as a year-end payment. In January 2000 Mr. Pek's monthly salary was increased to HK $150,000 (approximately USD 19,230); however, in December 2000 Mr. Pek agreed to have his monthly salary temporarily reduced to HK $100,000 (approximately USD 12,820). Brek entered into new six-month employment agreements with Mr. Pek covering the period from March 1, 2001 to August 31, 2001. During this period, Mr. Pek's aggregate monthly salary was HK $165,000 (approximately USD 21,150) plus an additional lump-sum payment equal to four months' salary was paid to Mr. Pek in August 2001. In August 2001 Brek entered into new one-year employment agreements with Mr. Pek that provide for an aggregate monthly salary of HK $165,000 (approximately USD 21,150) plus an additional month's salary per calendar year of service as a year-end payment. These agreements will terminate on August 31, 2002. At the request of Mr. Pek, his agreements are not being extended past August 31, 2002. Because the agreements are not being extended, Brek must pay a termination payment to Mr. Pek in August 2002 equal to three months' salary. Brek believes that it will be able to engage another Chief Executive Officer in a timely fashion, and that no harm will come to Brek due to Mr. Pek's decision not to continue as its Chief Executive Officer.

Ravi Daswani.

Brek entered into an employment agreement with Ravi Daswani, who served as the Senior Vice President and Chief Operating Officer until his resignation in August 2001, the term of which commenced in January 1999. This agreement provided that Brek would pay Mr. Daswani a monthly salary of HK $100,000 (approximately USD 12,820) plus an additional month's salary per calendar year of service as a year-end payment. In January 2000 Mr. Daswani's monthly salary was increased to HK $150,000 (approximately USD 19,230); however, in December 2000 Mr. Daswani agreed to have his monthly salary temporarily reduced to HK $100,000 (approximately USD 12,820). Brek entered into a new six-month employment agreement with Mr. Daswani covering the period from March 1, 2001 to August 31, 2001. Under this agreement, Mr. Daswani was paid (i) a monthly salary of HK $150,000 (approximately USD 19,230), (ii) an additional lump-sum payment equal to four months' salary on August 31, 2001 and (iii) a prorated portion of one month's salary, equal to HK $100,000 (approximately USD 12,820), on August 31, 2001. At the request of Mr. Daswani, his agreements were not renewed.

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

Brek and Mr. Telford have agreed to extend his employment for one year beginning in August 2002. Under the new arrangement with Mr. Telford, he will be paid $27,000 per month. In addition, he will have the option of working less than full time if he chooses, and if he receives payment from other than Brek for time devoted to a job other than being an executive of Brek, Brek may reduce its payments to Mr. Telford by an amount equal to 80% of the amount of such other payments in excess of $3,000 (which reduction may not exceed $10,000).

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

                                                                                                               Length (months) of
                                                                                      Exercise price of       option/warrant term
                                                    Number of options/warrants         options/warrants       remaining at Date of
                                          New             rescinded                        rescinded                Replacement
                         Number of     exercise     --------------------------     ----------------------    ---------------------
Name                  new options(1)     price      Options           Warrants      Options      Warrants    Options      Warrants
Gregory Pek, CEO          75,000         0.40       150,000                 --        5.05           --         46           --
                                                     50,000                 --        7.65           --         32           --
Ravi Daswani(2)           75,000         0.40       150,000                 --        5.05           --         46           --
                                                     50,000                 --        7.65           --         32           --
Ian Robinson              75,000         0.40        50,000             50,000        5.05          1.25        46           53
Douglas Moore            125,000         0.40       100,000             30,000        5.05          1.25        46           53
James Pratt               75,000         0.40        50,000             30,000        5.05          1.25        46           53
Ken Telford              200,000         0.40       100,000             50,000        5.05          1.25        46           53
Steve Corbin              50,000         0.40        20,000             50,000        5.05          1.25        46           53
                                                     10,000                 --        7.65           --         32           --
Barry Conn                25,000         0.40        20,000             25,000        5.05          1.25        46           53

----------
(1)   All new options expire on October 31, 2006

(2)   Resigned as Co-CEO August 2001.

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

Name and Address of                              Number of Shares     Percentage
Beneficial Owner                                Beneficially Owned     Ownership
                                                ------------------     ---------

Gregory M. Pek                                    1,782,500(1)(2)        8.05%
Ravi K. Daswani                                     485,461(1)(2)        2.19%
Power Technology Investment Corporation(10)       1,333,333(3)(4)        5.96%
Douglas Moore                                       391,667(2)(4)(5)     1.76%
Ian Robinson                                        595,000(1)(2)        2.69%
James Pratt                                          95,000(1)(2)        0.43%
Andrew Leitch                                             0              0.00%
Kenneth Telford                                     300,000(2)(6)        1.35%
Steve Corbin                                         65,415(2)(7)        0.30%
Barry Conn                                           25,000(2)(8)        0.11%

Executive Officers and
Directors as a group                              3,740,043(9)          16.39%

----------
(1)   Includes options to purchase 75,000 shares of common stock.

(2) All options expire on October 31, 2006 and are exercisable for $0.40 per share.

(3)   Includes warrants to purchase 333,333 shares of common stock.

(4) All warrants expire on March 5, 2005 and are exercisable for $11.40 per share.

(5) Includes options to purchase 125,000 shares and warrants to purchase 66,667 shares of common stock.

(6)   Includes options to purchase 200,000 shares

(7)   Includes options to purchase 50,000 shares.

(8)   Includes options to purchase 25,000 shares.

(9) Includes options to purchase 700,000 shares and warrants to purchase 66,667 shares of common stock.

(10) Power Technology Investment Corporation is a wholly owned subsidiary of Power Corporation of Canada, a Canadian corporation the shares of which are listed on the Toronto Stock Exchange and traded under the symbol "POW".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2001, Brek paid consulting fees of $28,629 to former directors Ermanno Pascutto ($16,129) and Eric Pinkney ($12,500).

During 2001, Brek advanced $270,055 to Vallenar. Gregory Pek and Ken Telford are also directors of Vallenar, and certain shareholders of Brek's affiliate, Gasco, are also shareholders of Vallenar.

Effective as of March 31, 2000 Brek acquired 100% of the issued and outstanding shares of Asia Internet Limited for cash of $1.2 million and 24,870 shares of the Common Stock of Brek then valued at $623,988. AIL was considered a related party to Brek as Ravi Daswani, a 30% shareholder of AIL, was also a director and stockholder of Brek. This purchase price was approved by all the directors of Brek except for Mr. Daswani, who abstained. None of the other directors had any affiliation with AIL. AIL provided technical support, system maintenance and other professional services to Brek and purchased computer and office equipment on behalf of Brek. During the year ended December 31, 2000 and prior to the acquisition of AIL by Brek, Brek paid $91,871 (1999: $465,442) to AIL for the above services. During the year ended December 31, 2000, the amounts charged by AIL to Brek for technical support, system maintenance and other professional services, and purchase of computer and office equipment on Brek's behalf were $283,157 for services and $15,290 for purchases, respectively (1999: $401,054 for services and $148,526 for purchases, respectively).

On March 31, 2000, Brek completed the acquisition of AIL and AIL's assets and liabilities have been consolidated into Brek's financial statements as of that date.

Ermanno Pascutto, a director and shareholder of Brek was a partner in a law firm (the "firm") to which Brek paid legal fees in the ordinary course of its business. The amount paid by Brek and charged by the firm during the year ended December 31, 2000 was $373,497 (1999: $315,056 advanced to the firm by Brek and $395,364 the amount charged by the firm). Effective from June 15, 2000, the director resigned from the firm and entered into a consultancy agreement directly with Brek for a monthly fee of $16,129. For the year ended December 31, 2000, $106,153 has been paid to this former director.

During the year ended December 31, 2000, Eric Pinkney, then a director of Brek, received consulting fees of $25,000 of which Brek paid in the ordinary course of its business.

During 1999, Cody Cain, then a director of Brek, was a partner in a professional firm to which Brek had paid consultancy fees in the ordinary course of its business. The amount charged by the firm to Brek during the year ended December 31, 1999 was $234,319. As at December 31, 1999, Brek owed the firm $109,227.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

Previously filed

EXHIBITS

3.1         Amended and Restated Articles of Incorporation***

3.2         By-laws*

4.1         Specimen Stock Certificate*

10.1        Vallenar Stock Purchase Agreement

10.2        Employment Agreements of Gregory Pek:

10.2.1      Hong Kong Service Agreement

10.2.2      Offshore Service Agreement

10.2.3      Supplemental Service Agreement

10.3        Employment Agreements of Kenneth Telford:

10.3.1      Hong Kong Service Agreement

10.3.2      Offshore Service Agreement

10.3.3      Supplemental Service Agreement

11.1        Computation of Earnings (Loss) Per Share***

21.1        List of Subsidiaries***

23.1        Consent of Deloitte Touche Tohmatsu***

23.2        Consent of KPMG***

23.3        Consent of Deloitte & Touche, LLP***

23.4        Consent of Wheeler Wasoff, P.C.***

23.5        Consent of HJ & Associates, LLC***

* Incorporated by reference to Brek's Registration Statement on Form 10 filed October 21, 1999

***         Previously filed.

REPORTS ON FORM 8-K

Form 8-K Filed on November 2, 2001 in Regard to Disposal of FEDS Shares

Form 8-KA Filed on November 7, 2001 in Regard to Acquisition of Shares of Gasco Energy, Inc.

Form 8-KA Filed on December 3, 2001 in Regard to Disposal of FEDS Shares

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on the 17th day of September, 2002.

                            BREK ENERGY CORPORATION.


                                              /S/ Kenneth G.C. Telford
                                              ----------------------------------
                                              Kenneth G.C. Telford Secretary and
                                              Chief Financial Officer

Signature                                        Title
---------                                        -----

/S/ Gregory M. Pek                  Director, President, and Chief
------------------------------      Executive Officer (principal
Gregory M. Pek                      executive officer)


/S/ Ravi K. Daswani                 Director
------------------------------
Ravi K. Daswani


/S/ Douglas Moore                   Director
------------------------------
Douglas Moore


/S/ Ian G. Robinson                 Director & Chairman of the Board
------------------------------
Ian G. Robinson


/S/ James Pratt                     Director
------------------------------
James Pratt


/S/ Andrew Leitch                   Director
------------------------------
Andrew Leitch


/S/ Kenneth G.C. Telford            Secretary & Chief Financial Officer
------------------------------      (principal accounting officer)
Kenneth G.C. Telford