Form 10-Q/A
period 2002-06-30
BREK ENERGY CORP
filed 2002-09-18
CIK 1095070

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

                             BREK ENERGY CORPORATION

This filing amends PART II, ITEM 2: Changes in Securities and Use of Proceeds by deleting in its entirety the material previously submitted in response thereto and substituting the following:

PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

The issuances and sales were exempt under Section 4(2) under the Securities Act of 1933, as amended, and Regulations S and D thereunder. All expenditures of proceeds so far have been for normal overhead and other general corporate purposes

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 18, 2002                BREK ENERGY CORPORATION


                                        /s/ Kenneth G.C. Telford
                                        ------------------------

                                        Kenneth G.C. Telford

                                        Secretary and Chief Financial Officer