Form 10-Q
period 2002-09-30
BREK ENERGY CORP
filed 2002-11-19
CIK 1095070

COMPANY DATA:
COMPANY CONFORMED NAME:                BREK ENERGY CORPORATION
CENTRAL INDEX KEY:                     0001095070
STANDARD INDUSTRIAL CLASSIFICATION:    CRUDE PETROLEUM & NATURAL GAS [1311]
IRS NUMBER:                            980206967
STATE OF INCORPORATION:                NV
FISCAL YEAR END:                       1231

         FILING VALUES:
                  FORM TYPE:        10-Q
                  SEC ACT:
                  SEC FILE NUMBER:  000-27753
                  FILM NUMBER:

         BUSINESS ADDRESS:
                  STREET 1:         42 BROOK STREET
                  STREET 2:         SUITE 308 LONDON W1K 5DB
                  CITY:             UK
                  BUSINESS PHONE:   442079589076

         MAIL ADDRESS:
                  STREET 1:         42 BROOK STREET
                  STREET 2:         SUITE 308 LONDON W1K 5DB
                  CITY:             UK

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

42 Brook Street
Suite 308 London W1K 5DB
UK
(Address of principal executive offices)                       (Zip Code)
              (Registrant's telephone number, including area code)
                                 44 2079589076

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

                        Yes   X       No
                             ---          ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 4, 2002 the Company had one class of Common Stock with $.0001 par value, of which 26,560,037 shares were issued and outstanding.


                                    BREK ENERGY CORPORATION
                                            INDEX

PART I
         ITEM 1:  Financial Statements

                  Condensed Consolidated Balance Sheets as at September 30,
                    2002 (unaudited); and December 31, 2001 (audited)

                   Unaudited Condensed Consolidated Statements of
                     Operations for the three and nine months ended September 30, 2002 and 2001 and the period from September 16, 1998 (inception) to September 30, 2002

                   Unaudited Condensed Consolidated Statement of
                      Stockholders' Equity for the nine months ended September 30, 2002

                   Unaudited Condensed Consolidated Statements of Cash Flows
                      for the nine months ended September 30, 2002 and 2001 and the period from September 16, 1998
                      (inception) to September 30, 2002

         Notes to Unaudited Condensed Consolidated Financial Statements

         ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

         ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

         ITEM 4:  Controls and Procedures

PART II
         ITEM 1:  Legal Proceedings
         ITEM 2:  Changes in Securities and Use of Proceeds
         ITEM 3:  Defaults on Senior Securities
         ITEM 4:  Submission of Matters to a Vote of Security Holders
         ITEM 5:  Other Information
         ITEM 6:  Exhibits and Reports on Form 8-K

SIGNATURES

                       PART I - FINANCIAL INFORMATION






ITEM 1 - FINANCIAL STATEMENTS

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets
at September 30, 2002 and December 31, 2001
(Expressed in United States Dollars)



                                                September 30, 2002  December 31,
                                                   (Unaudited)          2001
Assets

Current assets
Cash and cash equivalents                          $    122,595    $  2,088,484
Trade accounts receivable                                  --            28,858
Accrued interest
receivable                                                 --             3,326

Marketable securities (note 5)                           18,382          53,309

Notes receivable-current portion (note 6)               965,000            --
Prepaid expenses and                                    422,875
other receivables                                       145,358
                                                   ------------     -----------
Total current assets                                  1,251,335       2,596,852


Notes receivable (note 6)                                  --         1,865,244

Loan receivable (note 9)                                   --           270,055

Property and equipment (note 7)                          17,527         257,321

Oil and gas properties (note 8)                      18,629,218            --

Equity in affiliate (note 10)                              --        18,507,906
                                                   ------------    ------------
Total assets                                       $ 19,898,080    $ 23,497,378
                                                   ============    ============

Liabilities and stockholders' equity

Current liabilities
Short term loan (note 15)                          $     29,000    $       --
Accounts payable                                        435,524          15,389
Accrued drilling costs                                  413,000            --
Accrued professional and consulting fees                 14,397          65,611
Accrued salaries                                        273,390         129,032
Other accrued liabilities                                15,348          61,347
                                                   ------------    ------------
Total current liabilities                             1,180,659         271,379
                                                   ------------    ------------

Total liabilities                                     1,180,659         271,379
                                                   ------------    ------------

Commitments and Contingencies

Minority interest                                       337,895            --

Stockholders' equity

Common stock, $0.001 par value (note 12)
Authorized
  September 30, 2002- 300,000,000 shares
  December 31, 2001- 200,000,000 shares
issued and outstanding
  September 30, 2002- 26,560,037 shares

  December 31, 2001- 19,210,037 shares                   26,561          19,211
Additional paid-in capital                           63,051,216      58,266,456
Deficit accumulated during the development stage    (35,059,668)    (44,698,251)
                                                   ------------    ------------
Total stockholders' equity                           18,379,526      23,225,999

                                                   ------------    ------------
Total liabilities and stockholders' equity         $ 19,898,080    $ 23,497,378
                                                   ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 and the period from September 16, 1998 (inception) to September 30, 2002 (unaudited) (Expressed in United States Dollars)


                                                                                                   Period from
                                                                                                   September 16,
                                                                                                      1998
                                                                                                   (inception)
                                                Three months ended             Nine months ended   to September 30,
                                                 September 30                   September 30           2002
                                              2002              2001          2002         2001


Revenue                                    $          -     $       -  $         -      $      -   $        -

                                          ---------------------------------------------------------------------
Operating expenses
General and administrative                      969,387        67,073    3,371,542        76,302     3,604,017
Charges for impairment of certain notes
receivables, long-lived and prepaid assets      972,555            -       972,555             -       972,555
Total expenses                            ---------------------------------------------------------------------
                                              1,941,942        67,073    4,344,097        76,302     4,576,572
                                          ---------------------------------------------------------------------

Loss from operations                         (1,941,942)      (67,073)  (4,344,097)      (76,302)   (4,576,572)
                                          ---------------------------------------------------------------------

Other income/(expenses)

Interest income                                  13,196        56,504       40,736       690,804     2,310,181

Interest expense                                      -             -            -             -     (473,545)
Loss on write down of marketable
securities                                      (15,626)     (307,905)     (34,927)     (307,905)   (1,981,619)
                                          ---------------------------------------------------------------------

                                                 (2,430)     (251,401)       5,809       382,899     (144,983)
                                          ---------------------------------------------------------------------

Loss associated with affiliate
Equity in loss of
affiliate                                       (42,653)     (155,701)    (813,381)     (155,701)   (1,305,475)
Impairment loss of equity in affiliate       (2,180,347)             -  (3,309,536)            -    (3,309,536)
                                          ---------------------------------------------------------------------
                                             (2,223,000)     (155,701)  (4,122,917)     (155,701)   (4,615,011)
                                          ---------------------------------------------------------------------

Income (loss) from continuing operations     (4,167,372)     (474,175)  (8,461,205)      150,896   (9,336,566)
                                          ---------------------------------------------------------------------

Income (loss) from discontinued operations
Net (loss)-payment processing                  (111,772)   (5,301,413)  (1,199,653)   (9,472,049)  (32,273,092)
Net (loss)-system integration                         -             -            -      (229,056)   (4,456,419)
Gain on discontinuance-system integration             -             -            -     1,725,551     1,725,551
                                          ---------------------------------------------------------------------
                                               (111,772)   (5,301,413)  (1,199,653)   (7,975,554)  (35,003,960)
                                          ---------------------------------------------------------------------

Minority interest                                22,275             -       22,275             -        22,275
                                          ---------------------------------------------------------------------

Loss before cumulative effect
of accounting change                         (4,256,869)   (5,775,588)  (9,638,583)   (7,824,658)  (44,318,251)

Cumulative effect of accounting change                             -            -              -      (380,000)
                                          -------------   -----------  -----------   -----------    -----------

 Net loss                                    (4,256,869)  $(5,775,588) $(9,638,583)  $(7,824,658)  $(44,698,251)
                                          =============   ===========  ===========   ===========   ============


Basic and diluted income (loss) per share
applicable to common stockholders
  Continuing operations                   $       (0.16)  $     (0.02) $     (0.38)  $      0.01   $     (0.53)
  Discontinued operations                         (0.01)        (0.28)       (0.05)        (0.42)        (1.99)
  Cumulative effect of accounting change              -             -            -             -         (0.02)
                                          -------------   -----------  -----------   -----------   ------------
                                          $      (0.17)   $    (0.30)  $    (0.43)   $    (0.41)   $     (2.54)
                                          =============   ===========  ===========   ===========   ============
Weighted average shares used in
computing per share amounts               $  25,579,548   $19,210,037  $22,346,557   $19,210,037   $ 17,618,695
                                          =============   ===========  ===========   ===========   ============

See accompanying notes to unaudited condensed consolidated financial statements.

Brek Energy Corporation (formerly First Ecom.com, Inc. )
(A Development Stage Company)
Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2002 (unaudited)
(Expressed in United States Dollars)

                                                                                                         Deficit
                                                                                                        accumulated
                                                                                             Additional during the     Total stock-
                                                                    Common Stock              paid-in   development     holders
                                                                 Shares        Amount         capita       stage          equity

Balance at January 1, 2002                                     19,210,037    $ 19,211    $ 58,266,456   $(35,059,668)   $23,225,999

Issuance of shares of common stock for cash                     2,845,000       2,845       1,419,655                     1,422,500

Share issue cost                                                                              (25,000)                      (25,000)

Issuance of penalty shares                                         80,000          80          56,720                        56,800

Issuance of shares of common stock in exchange for
  oil and gas properties                                        4,125,000       4,125       2,858,625                     2,862,750

Issuance of shares of common stock in settlement of
  amounts owing                                                   250,000         250         171,750                       172,000

Issuance of shares of common stock upon exercise
of stock options                                                   50,000          50          19,950                        20,000

Stock compensation expense                                                                    283,060                       283,060

Net loss for the period                                                                                    (9,638,583)
                                                              ----------------------------------------------------------------------
Balance at September 30, 2002                                  26,560,037    $ 26,561      63,051,216    $(44,698,251)   18,379,526
                                                              ======================================================================






See accompanying notes to unauditedcondensed consolidated financial statements.




Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 and the period from September 16, 1998 (inception) to September 30, 2002 (unaudited)
(Expressed in United States Dollars)


                                                                                                     Period from
                                                                                                    September 16,
                                                                         Nine months ended          1998 (inception)
                                                                            September 30,            to September 30,
                                                                          2002       2001                 2002

Cash flows from operating activities:
Net loss for the period                                           $ (9,638,583)    (7,824,658)      $(44,698,251)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Equity loss in affiliate                                             813,381        545,753          1,987,645
  Minority interest                                                    (22,275)          --              (22,275)
  Organizational costs in excess of cash paid                             --             --              300,000
  Issuance of shares for settlement of expenses                        228,800        228,800
  Stock compensation expenses                                          283,060     (2,027,866)         3,104,951
  Depreciation of property and equipment                                99,252        388,483          1,371,587
  Loss on disposal of discontinued operations                              132          6,943              7,075
  Loss (gain) on disposal of equipment                                   2,796        125,538            126,052
  Accretion of discount on loan                                           --             --              410,000
  Cumulative accounting change for beneficial
    feature of convertible debt                                           --             --              380,000
  Amortization of goodwill                                                --          288,149            616,954
  Imputed interest on notes receivable                                 (35,863)          --              (35,863)
  Loss on write down of marketable securities                           34,927        307,905          1,981,619
  Charges for certain goodwill, notes receivable,
  long-lived and prepaid assets                                      1,089,152      3,159,505          6,654,486
  Impairment loss of equity in affiliate                             3,309,536      3,309,536
Changes in operating assets and liabilities
  Trade accounts receivable and other receivable                        44,970        (23,545)            89,274
  Other prepaid expenses and deposits                                  414,856       (638,416)
  Accounts payable                                                     298,473        181,904
  Accrued professional and consulting fees                             (51,214)       (89,362)            14,397
  Accrued salaries                                                     144,358        (40,256)           273,390
  Other accrued liabilities                                            (57,291)          (210)          (370,032)
  Deferred revenue                                                        --             --               (5,604)
                                                                    ----------  -------------      ---------------
Net cash used in operating activities                               (3,178,872)    (4,592,465)       (24,288,458)
                                                                    ----------  -------------      ---------------

Cash flows from investing activities:
Purchase of property and equipment                                     (17,537)      (554,943)        (2,053,646)
Cash spent on oil and gas properties                                   (79,078)          --              (79,078)
Proceeds from disposal of equipment                                        613         34,122             62,506
Proceeds from sale of subsidiary                                          --             --            1,418,473
Effect of acquisition of subsidiary on cash                           (108,515)    (2,232,059)        (4,019,948)
Investment in marketable securities                                       --             --           (2,000,000)
Investment in and advance to affiliate                                    --       (1,752,467)        (5,152,467)
Acquisition of  Gasco Energy, Inc.                                        --      (19,000,000)       (19,000,000)
                                                                    ----------  -------------      -------------
Net cash used in investing activities                                 (204,517)   (23,505,347)       (30,824,160)
                                                                    ----------  -------------      -------------

Cash flows from financing activities:

Proceeds from issuance of common stock                               1,422,500           --           50,226,250
Share issue cost paid                                                  (25,000)          --           (2,804,208)
Proceeds from exercise of stock options                                 20,000           --               20,000
Proceeds from exercise of warrants                                        --             --            7,800,000
Proceeds from short term loan with detachable warrants                    --             --            1,000,000
Proceeds from short term loans                                            --             --              750,000
Repayment of short term loan                                              --             --           (1,750,000)
Principal payments under capital lease obligations                        --             --               (6,829)
                                                                   ------------- -----------       --------------
Net cash provided by financing activities                            1,417,500           --           55,235,213
                                                                   ------------- ------------      --------------

Net increase (decrease) in cash and cash equivalents                (1,965,889)   (28,097,812)           122,595

Cash and cash equivalents at beginning of period                     2,088,484     31,211,711               --

                                                                   ------------- ------------      -------------
Cash and cash equivalents at end of period                         $   122,595   $  3,113,899       $    122,595
                                                                   ============  ============      =============



Supplemental Cash Flow Disclosure:

Cash paid for interest

The Company paid $Nil, $Nil and $63,745 for interest for the nine months ended September 30, 2002 and 2001 and the period from September 16, 1998 (inception) to September 30, 2002, respectively.



Non-cash transactions


During the nine months ended September 30, 2002, $270,055 of the $402,563 cost of acquisition of Vallenar Energy Corp. was paid by converting a loan receivable.


During the nine months ended September 30, 2002, the Company issued 4,125,000 shares of common stock at a deemed value of $0.694 per share in exchange for oil and gas properties.



See accompanying notes to unaudited condensed consolidated financial statements.

Brek Energy Corporation (formerly First Ecom.com, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2002 and 2001 and the period from September 16, 1998 (inception) to September 30, 2002 (Expressed in United States Dollars)

1    Background and nature of business

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

     On July 16, 2002, the Company exchanged all of its shareholdings in Gasco for an undivided interest in all of Gasco's mineral leases in Utah, Wyoming and California (Note 10).

     On September 30, 2002, the Company disposed of the remainder of its electronic payment processing business by selling its subsidiary, First Ecom Systems Limited. (Note 11)

     The Company remains in development stage. It has earned insignificant revenues from its businesses since inception in September 1998. The Company's longer-term ability to emerge from development stage depends upon developing its oil and gas properties by proving up the reserves and bringing them to production.

     These financial statements have been prepared on the going concern basis notwithstanding that the Company has recurring operating losses and continuing negative cash flows from operations. The directors of the Company believe that the Company's cash and cash equivalents as of
     September 30, 2002 are not sufficient to satisfy the Company's working capital needs and that the Company must raise funds immediately by borrowing, raising additional equity or liquidating certain assets to satisfy the Company's operational and working capital requirements for the foreseeable future. Management is reviewing various options to raise additional funds. See further discussion at "Liquidity and Capital Resources" within Item 2 of this document.

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

                                          For the nine months ended September 30
                                                    2002                2001

Reported net loss                              $  (9,638,583)     $  7,824,658)

Add: Goodwill amortization                                 -           288,149
                                              ----------------------------------
Adjusted net loss                              $  (9,638,583)     $ (7,536,509)
                                              ==================================


Reported basic and diluted loss per share      $       (0.43)     $      (0.41)
Add: Goodwill amortization, per basic and
  diluted share                                           -               0.01
                                              ----------------------------------
Adjusted basic and diluted loss per share      $       (0.43)     $      (0.40)
                                              ==================================

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

Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proved oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. The properties are reviewed periodically for impairment. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. The Company's exploration and development expenditures relate to properties which have not yet been associated with proved reserves, accordingly, the Company has not recorded any depletion expense during the three and nine month periods ended September 30, 2002 and 2001.

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

5    Marketable securities

     Marketable securities consist of 91,912 shares of uniView Technologies Corporation, a public company traded on NASDAQ. The carrying value was written down by $34,926 since the year ended December 31, 2001.

6    Notes receivable

     On October 19, 2001, the Company completed the sale of its 100% interest in its subsidiary, First Ecommerce Data Services Limited ("FEDS"), to Transworld Payment Solutions N.V. The guaranteed minimum amount of FEDS operating profits is receivable in instalments of $350,000, $650,000 and $1,000,000 due March 1, 2003, 2004, and 2005, respectively. The guaranteed minimum instalments have been recorded at their present value with imputed interest of 2% to 3.5%. Imputed interest of $35,863 has been recorded as interest income in the nine months ended September 30, 2002. On September 30, 2002, the Company recorded an impairment charge of $936,107 to reduce the carrying value to the estimated fair value that the Company expects to receive by monetizing the receivable within the next twelve months. September 30, 2002 December 31, 2001



     Present value of guaranteed notes receivable          $   1,901,107     $    1,865,244
     Less: impairment charge                                     936,107                  -
     Less: present value of amount due within one year           965,000                  -
                                                          ----------------------------------
                                                           $        -        $    1,865,244
                                                          ==================================


7    Property and equipment

     Details of the Company's property and equipment are as follows:


                                                            September 30,      December 31,
                                                               2002                2001

     Computer equipment and processing system                    $ 9,354     $   513,591
     Furniture, fixtures and office equipment                     18,143          67,294
                                                         ----------------    -----------
                                                                  27,497         580,885

     Less accumulated depreciation                                (9,970)       (323,564)
                                                         ----------------    -----------
                                                                $ 17,527      $  257,321
                                                         ================    ===========

     Depreciation expense charged to results of operations for the nine months ended September 30, 2002 and 2001 was $99,252 and $388,483 respectively. With the sale of the payment processing business and the move of the Company's head office to London, the Company undertook an impairment review of its long-lived assets as at September 30, 2002. Accordingly, in the three and nine months ended September 30, 2002, the Company has recorded an impairment charge of $36,448, to write down long-lived assets down to their estimated fair value.

8    Oil and gas properties

     At September 30, 2002, the Company's unproved oil and gas properties consist of leasehold, exploration and other costs related to the interests in Edwards County, Texas; Uinta Basin, Utah; Greater Green River Basin, Wyoming; and San Joaquin Valley, California (Notes 9 and 10).

9    Acquisition

     During the nine months ended September 30, 2002, the Company acquired 51.53% interest in Vallenar Energy Corp. ("Vallenar"), a company engaged in exploration of oil and gas prospects in Texas.

     On March 12, 2002, the Company acquired an equity interest of 29.69% in Vallenar by converting a loan receivable from Vallenar of $270,055 together with a further payment of $79,945 into 733,333 Series "A" Preferred Shares of Vallenar and also acquired 2,512,500 common shares of Vallenar from third parties, for $12,563. The preferred shares, which are convertible into 733,333 common shares of Vallenar, provide the company with a non-dilutable 26% voting interest providing at least 50% of the shares remain outstanding. On June 28, 2002, the Company acquired a further 2 million common shares of Vallenar, from third parties, for $10,000 and subscribed to 800,000 Vallenar common shares for $400,000. As at September 30, 2002, the Company held a 51.5% equity interest in Vallenar.

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
                                                                                =========

Brek Energy  Corporation  (formerly First Ecom.com,  Inc.)
(A Development  Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements) for the nine months ended September 30, 2002 and 2001 and the period from September 16, 1998 (inception) to September 30, 2002
(Expressed in United States Dollars)


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


                                            Nine months ended September 30
                                            2002                     2001

Pro forma revenue                          $        --         $        --
                                           =============       =============
Pro forma loss for the period              $  (9,702,230)      $  (7,828,597)
                                           =============       =============
Basic pro forma loss per share             $       (0.43)   $       (0.41)
                                           =============       =============


The basic pro forma loss per share amounts are based on the pro forma loss for the respective periods and the weighted average number of outstanding shares of 22,346,557 and 19,210,037 respectively.



10   Equity in Affiliate



     Equity in affiliate comprises of the Company's equity interests in Gasco Energy, Inc. as follows:


                                   September 30, 2002   December 31, 2001

     Gasco Energy Inc.
        Cost of interest           $       --           $ 19,000,000
        Less: share of loss                --               (492,094)
                                   ----------------------------------
                                   $       --           $ 18,507,906
                                   ==================================

Brek Energy  Corporation  (formerly First Ecom.com,  Inc.)
(A Development  Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements) for the nine months ended September 30, 2002 and 2001 and the period from September 16, 1998 (inception) to September 30, 2002
(Expressed in United States Dollars)


Gasco Energy, Inc.

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

The Company accounted for its interest in Gasco using the equity method of accounting. The total cost of Gasco acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair market values at the effective date of the acquisition. The Company's equity in losses of Gasco during the three and nine months ended September 30, 2002 and accumulated loss from July 19, 2001 (date of first acquisition) to September 30, 2002 was $42,653 and $796,370 and $1,288,464 respectively.

On July 16, 2002, the Company exchanged its 4,750,000 common shares and 500 preferred shares of Gasco, for an undivided interest in all of Gasco's undeveloped mineral leases in Wyoming, Utah and California. The undivided interest received by the Company together with additional undivided interest acquired from certain other Gasco shareholders, in exchange for 4,125,000 common shares of the Company, amounts to a combined 25% undivided interest in Gasco's undeveloped mineral leases. The new Chief Executive Officer has a direct and indirect interest in 2,475,000 of the 4,125,000 shares issued (Note 12).

During the three and nine months ended September 30, 2002, the Company has recorded an impairment losses of $2,180,347 and $3,309,536 respectively to adjust the carrying value of equity in Gasco to its fair value amount, as at July 16, 2002, of $14,402,000 which is based on the average closing market price of Gasco stock for 2 days before the day of exchange and 2 days after the date of the exchange. The value of obtaining the additional undivided interest in Gasco's undeveloped mineral leases from certain other Gasco shareholders, in exchange for 4,125,000 common shares of the Company was based on the average closing market price of the common shares of the Company for 2 days before the day of exchange and 2 days after the date of the exchange for a value of $2,862,750. The fair value of the Gasco shares exchanged by the Company and shares of the Company issued for the additional undivided interests in the mineral leases, of $14,402,000 and $2,862,750 respectively, have been recorded as unproved oil and gas properties.

Subsequent to the issuance of the Company's financial statements for the six months ended June 30, 2002, the Company's management determined the disclosure of the terms of the transaction that the Company acquired 1,500,000 common shares of Gasco from certain other Gasco shareholders in exchange for 4,125,000 shares of the Company was inaccurate. In acquiring the 25% undivided interest in Gasco's undeveloped mineral leases, the Company had issued 4,125,000 of its shares to certain other Gasco shareholders in exchange for their undivided interest in Gasco's undeveloped mineral leases and did not exchange the shares of the Company for the 1,500,000 Gasco shares as disclosed in the Company's financial statements for the six months ended June 30, 2002.

Brek Energy  Corporation  (formerly First Ecom.com,  Inc.)
(A Development  Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements) for the nine months ended September 30, 2002 and 2001 and the period from September 16, 1998 (inception) to September 30, 2002
(Expressed in United States Dollars)

The Company has an option to acquire an additional 2.5% interest in these undeveloped mineral leases by paying $5,250,000 on or before January 1, 2004 and, providing the first option is exercised, a second option to acquire an additional undivided 2.5% interest by paying $5,250,000 on or before January 1, 2005. Providing the Company has not reneged on any options, it is entitled to earn 30% of all new wells which it participates in.


11   Disposal of subsidiary

     On September  30, 2002,  the Company  disposed its  subsidiary,  First Ecom
     Systems Limited which engaged in the electronic payment processing business, for a consideration of $12,786. The Company incurred a loss on disposal of $132. The operating results of the payment processing business have been reclassified into discontinued operations.


12   Common stock

     a) On March 28, 2002, the Company issued 2,845,000 common shares, which included 2,845,000 common shares at $0.50 per share, for total cash proceeds of $1,422,500. The related share issue cost was $25,000.

     b) On July 16, 2002, the Company issued 4,125,000 common shares relating to the acquisition of an undivided interest in Gasco lands for a deemed value of $2,862,750. The new Chief Executive Officer has a direct and indirect interest in 2,475,000 of these shares (Notes 10 and 15).

     c) On August 21, 2002, the Company issued 80,000 shares to certain subscribers of the March 28, 2002 private placement for a deemed value of $56,800

     d) On September 9, 2002, the Company issued 100,000 common shares at a price of $0.70 to the former Chief Executive Officer, as part of his retirement package.

     e) On September 19, 2002, employee stock options for 50,000 shares were exercised at $0.40 per share for cash proceeds of $20,000.

     f) On September 23, 2002, the Company issued 50,000 shares at $0.68 to each of two directors, and an officer of the Company in settlement of unpaid remuneration.


13   Shareholder rights plan

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

     As of September 30, 2002, the Company has reserved 132,800,185 shares for the exercise of these rights for the outstanding issued shares and 17,030,910 shares for options and warrants which may be exercised.


14   Stock options and warrants

     (a)  Stock options

     During the nine months ended September 30, 2002 and 2001, the Company granted the following share options under the 2001 Stock Option Plan to employees and directors.

                                        Number of                                Market Value at
     Date of Grant                       Options         Exercise Price            Date of Grant
     -------------                       -------         --------------            -------------

     For the nine months ended
      September 30, 2002
     July 15, 2002                       390,000             0.55                     0.65

     For the nine months ended
      September 30, 2001                    -                  -                        -

     The options granted under the 2001 Stock Option Plan are considered as variable option plans under APB Opinion No. 25. During the three and nine months ended September 30, 2002, a reduction and additional charge of stock compensation expense totalling $203,440 and $283,060 respectively has been recorded using variable accounting for those options granted under the Company's 2001 stock option plan.

     During the three and nine months ended September 30, 2002, nil and 20,000 of options vested under the 1999 Stock Option Plan were forfeited. During the three and nine months ended September 30,

     2001, 100,000 and 949,500 options, issued under the 1999 Stock Option Plan, were forfeited upon the termination of staff resulting in the Company reversing $64,882 and $2,751,583 of unvested stock compensation costs previously recorded; $1,852,570 of $2,686,701 related to the system integration business, which the Company decided to discontinue during the quarter ended March 31, 2001.

     A summary of the Company's 2001 stock option plan is presented below:

                                                         For the nine months ended September 30
                                                             2002                          2001
                                               ------------------------------------------------------------
                                                                                                 Weighted
                                                                                                  average
                                                       Number of  Weighted average   Number of   exercise
                                                       options    exercise price     options        price
                                                       --------   ---------------    --------       -----
     Outstanding at beginning of period                1,260,000     $   0.40             --     $  --
     Granted                                             390,000         0.55             --        --
     Exercised                                           (50,000)        0.40
                                                       ----------    --------        -------     ------
     Outstanding at end of period                      1,600,000     $   0.44             --     $  --
                                                       ================================================
     Options exercisable at end of period              1,562,500                          --
                                                       ==========                    ========
     Weighted average fair value                                     $   0.43                    $   --
                                                                     ========                    =======

Brek Energy  Corporation  (formerly First Ecom.com,  Inc.)
(A Development  Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements) for the nine months ended September 30, 2002 and 2001 and the period from September 16, 1998 (inception) to September 30, 2002
(Expressed in United States Dollars)

At September 30, 2002, the weighted average remaining contractual life of outstanding options was 4.26 years.

A summary of the Company's 1999 stock option plan is presented below:

                                             For the nine months ended September 30
                                               2002                          2001
                                        ---------------------------------------------------
                                                                                  Weighted
                                                     Weighted                     average
                                        Number of    average         Number of    exercise
                                        options      exercise price  options      price
                                        -------      --------------  -------      -----

Outstanding at beginning of period       20,000      $   9.34        1,809,500    $  5.93
Forfeited                               (20,000)         9.34         (949,500)      6.15
Rescinded
                                        -------------------------------------------------

Outstanding at end of period                   -     $     -           860,000    $  5.69
                                        =================================================


Options exercisable at end of period                                   507,500
                                        =========                =============



(b) Warrants

During the nine months ended September 30, 2002

50,000 warrants issued to a former employee which were unexercised, expired on June 30, 2002.

(c) Dilutive effect on net income (loss) ("EPS") per share

Diluted EPS, which reflects the potential dilution that could occur if options and warrants were exercised or converted into common stock, were not computed because the effect would be antidilutive. For the nine months ended September 30, 2002 and 2001, options to purchase 1,670,000 and 1,809,500 shares of common stock and warrants to purchase 1,893,682 and 2,158,682 shares of common stock were outstanding at various times throughout the reporting periods, respectively. At the end of the reporting periods, options to purchase 1,600,000 and 860,000 shares of common stock and warrants to purchase 1,843,682 and 2,128,682 shares of common stock were outstanding, respectively.


15   Related party transactions

     a) For the nine months ended September 30, 2002 and 2001, the Company paid consulting fees to certain directors of $Nil and $28,629.

     b) Short term loans includes $28,000 due to Mr. Richard Jeffs, the new Chief Executive Officer of the Company. The loan is unsecured, non-interest bearing and has no set terms of repayment.

     c) During the three and nine months ended September 30, 2002 and 2001, the Company paid investor relations fees to an entity controlled by Mr. Jeffs of $Nil, $187,328, $127,058, and $312,218 respectively.
          During the three and nine months ended September 30, 2002 and 2001, the Company paid legal fees to an entity controlled by the wife of Mr. Jeffs of $1,420, $1,420, $nil and $nil. During the period from March 12, 2002, date the Company acquired an equity interest in Vallenar, until June 28, 2002, date the Company commenced consolidating the financial results of Vallenar, Vallenar accrued legal fees to the entity controlled by the wife of Mr. Jeffs in the amount of $31,539 of which, at September 30, 2002, there is a balance of unpaid legal fees included in accounts payable of $30,941.

     d) On July 16, 2002, the Company issued 2,475,000 shares of its common stock to Mr. Jeffs and a company he controlled in exchange for undivided interests in Gasco's mineral leases.

     e) As at September 30, 2002, an entity whose president is also a director of the Company, owed the Company $13,089 for advances made during the three months ended September 30, 2002.

16   Comparative figures

     Certain comparative figures have been reclassified to conform with the current presentation.


17   Segmented Information

     During the three and nine months ended September 30, 2002, the Company disposed of its payment processing business with the result that the Company only has one business, oil and gas in the Americas, as of September 30, 2002.

18   Subsequent event

      (a) Subsequent September 30, 2002, the Company has committed to drilling costs of new wells in the amount of $387,000.

      (b) On November 14, 2002, the company became aware that it, Vallenar Energy Corp., Richard Jeffs, and Vallenar's president and CEO, Jeff Paquin, had been named in a Temporary Order and Notice of Hearing regarding certain alleged violations of the British Columbia Securities Act (BCSA). This Temporary Order and Notice of Hearing (the "Temporary Order") alleges that Messrs. Jeffs and Paquin, together with others, engaged in acts in furtherance of trades of shares of the Company (and other issuers) and advised persons to purchase shares of the Company (and other issuers) without being registered under the British Columbia Securities Act. The Temporary Order requires Messrs. Jeffs and Paquin to resign from their positions as officers of the Company and Vallenar, and prohibits them and the Company and Vallenar from trading in any securities and from engaging in investor relations activities in British Columbia. The Company believes that neither it nor Vallenar has violated the BCSA or engaged in any activity that would require them to be registered under the BCSA. The Company is presently seeking legal advice regarding this matter.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying interim consolidated financial statements for the nine-month periods ended September 30, 2002 and 2001 and the form 10-K for the fiscal year ended December 31, 2001.

Special Note Regarding Forward-Looking Statements

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995. Words such as "expects", "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company's actual results could differ materially form those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, Brek's limited operating history, its inability to obtain future financing, unproductive or uneconomic oil and gas wells, low oil and gas prices, and environmental or other governmental regulations that delay drilling or make it more expensive. The Company undertakes no obligation to make public any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Comparison of the three months and nine months ended September 30, 2002 with the three months and nine months ended September 30, 2001.

On September 30, 2002 the Company disposed of its payment processing business by the sale of its shareholdings in its former subsidiary, First Ecom Systems Limited. As a result the Company has reclassified all revenues and expenses relating to the payment processing business to discontinued operations. The comparative figures for the three and nine months ended September 30, 2001 have also been reclassified to discontinued operations. The following comparison of operation results analyzes the Company's ongoing business activities and the discontinued operations separately.

Ongoing Operations

To date the Company's ongoing oil and gas business has not generated any revenue.

General and administrative expenses for the three months ended September 30, 2002 were $969,387 as compared to $67,073 for the three months ended September 30, 2001; general and administrative expenses for the nine months ended September 30, 2002 were $3,371,542 as compared to $76,302 for the comparative period in 2001; These increases are due to the fact that for the three and nine months ended September 30, 2001, administrative expenses , rent, salaries , office , travel, insurance , professional fees were charged to the payment processing business in the amount of $1,610,841 and $5,106,482 respectively. During the three and nine months ended September 30, 2002 the Company incurred impairment charges of $36,448 for fixed assets and $936,107 for installment notes receivable. These charges are related to the diminution of certain long-lived assets due to the change of the Company's head office to London in UK and the impairment loss the Company feels is necessary to monetize the notes receivable. There were no impairment charges in the comparative periods in 2001.



Discontinued Payment Processing Business

On September 30, 2002, the Company sold its Asian electronic payment processing business for $12,786 which resulted in a loss on disposal of $132. Although the operating loss from this business had been reduced to $111,772 and $1,199,653 for the three and nine months ended September 30, 2002 from $5,301,413 and $9,472,049 for the three and nine months ended September 30, 2001, the Company had determined that the electronic payment processing business would not generate positive cash flows in the foreseeable future and it was best to sell the business. The loss for the nine months ended September 30, 2002 includes an impairment loss of $116,597, taken in the second quarter, and the three and nine months ended September 30, 2001 includes an impairment loss of $3,159,505.

The provision of the sales agreement for the sale of Asian electronic payment processing business provides for the Company to receive compensation of 10% to 15% of revenues generated by the continuing business from existing customers at the time of sale for a period of two to three years.


Other Income and Expenses

Interest income was $13,196 and $40,736 for the three and nine months ended September 30, 2002 respectively which includes $12,248 and $35,863 respectively of deemed interest calculated on the notes receivable, as compared to interest income of $56,504 and $690,804 for the three and nine months ended September 30, 2001. The significant reduction was due to the reduction of cash balances for the comparable quarters mainly attributable to the Company's investment in the oil and gas industry, use of cash to support operations as well as lower interest rates for the three and nine months of 2002 as compared to the same periods in 2001.

Equity in Loss of Affiliates

Equity loss for the three and nine months ended  September  30, 2002 consists of
i) the Company's 26% share of loss of Gasco Energy, Inc. ("Gasco"), which was diluted to 20.5% on May 1, 2002, for the period up to July 16, 2002 when the Company's shareholdings were exchanged for direct ownership of an undivided interest of Gasco lands and ii) the Company's 29.7% share of loss of Vallenar Energy Corp. ("Vallenar") for the period from March 12, 2002 to June 28, 2002 when the Company increased its ownership to 51.5%. The accounts of Vallenar have been consolidated from June 28, 2002 forward.

During the three and nine months ended September 30, 2002, the Company has recorded an impairment loss of $2,180,347 and $3,309,536 respectively to adjust the carrying value of equity in Gasco to its fair value amount at July 16, 2002, the date the shareholdings were exchanged for an undivided interest in Gasco's undeveloped oil and gas properties.

Equity loss for the three and nine months ended September 30, 2001 comprises 26% share of loss of Gasco for the period from July 19, 2001 to September 30, 2001.


Liquidity and Capital Resources

As of September 30, 2002, the Company had net current assets of $70,676 (December 31, 2001: $2.3 million net current assets). Net cash used in operating activities decreased from $4,592,465 for the nine months ended September 30, 2001 to $3,178,872 for the nine months ended September 30, 2002, mainly due to the reduction in operating costs.

Net cash used in investing activities for the nine months ended September 30, 2002 was $204,517 as compared to $23,505,347 for the nine months ended September 30, 2001. The major activity during the nine months ended September 30, 2002 was the acquisition of 51.5% interest in Vallenar from conversion of the $270,055 loan receivable and $108,515 net effect on cash and $79,078 spent on oil well drilling activities. The major activity in the nine months ended September 30, 2001 was the advances to and acquisition of the remaining 50% First Ecommerce Data Services Limited having a net effect on cash of $3,984,526 and acquisition of preferred shares of Gasco, which are convertible into 9.5 million common shares and represented 26% voting power of Gasco, for $19 million cash.

The Company issued 2,845,000 new common shares by way of a private placement at $0.50 per share to raise $1,422,500 during the nine months ended September 30, 2002. The related share issue cost was $25,000. Each of Ian Robinson, the Chairman of the Board, Gregory Pek, the former president and CEO and Kenneth Telford, the CFO, participated in this private placement and acquired 500,000, 200,000 and 100,000 shares respectively. An additional 80,000 were provided to two investors due to the fact that the Company's S-3 registration statement was not made effective within 120 days of their subscription. There were no financing activities during the nine months ended September 30, 2001.

During the three and nine months ended September 30, 2002 a holder of 50,000 options to acquire 50,000 common shares, issued under the Company's 2001 Employee Stock Option Plan was exercised for total proceeds of $20,000.

As at September 30, 2002 the Company's net current assets were $70,676. The Company does not expect current cash balances, cash equivalents and investments to meet its current operational and working capital needs, since the Company is not currently generating any cash and does not expect to do so in the foreseeable future. The Company must raise funds immediately to pay its current expenses. The Company plans to expend significant capital for the acquisition, exploration and evaluation of petroleum and natural gas properties and for drilling activities on these properties. The Company will be forced to rely on external financing or sale of assets to meet future capital and operating requirements. The Company is considering several options for raising funds to meet future capital and operating expenditures. Any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company's capital requirements depend upon several factors including, acquisitions of oil and gas interests, the ability of the Company to generate revenue from its oil and gas properties (which is not expected in the foreseeable future), its level of expenditures for general and administrative activities, purchases of equipment, and other factors. The Company can make no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. Further, if the Company issues equity securities, stockholders may experience substantial dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants which could restrict the Company's operations or finances. If the Company cannot raise funds or sell assets, if needed, on acceptable terms, the Company may not be able to continue its operations, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements which could negatively impact the Company's business, operating results and financial condition.

The Company is a party to certain agreements pursuant to which others may commence drilling oil or gas wells on property in which the Company owns an interest. The Company cannot control the timing or the cost of such drilling. If a well is commenced and the Company cannot or chooses not to pay its share of the cost of the well, then the Company will have no rights to any production from that well and will lose its rights in the property surrounding that well. At present, the Company has received notification that five wells will be drilled in the future on property in which it owns an interest, and has committed to pay drilling costs in connection therewith of $387,000. All these wells are expected to be commenced before December 31, 2002, and the total drilling costs for them is expected to far exceed the amount the Company has already committed to pay. The Company presently does not have sufficient funds to pay the drilling costs it has committed to pay or to pay its share of the additional cost of these wells.

The Company has not yet adopted SFAS No.143 "Accounting for Asset Retirement Obligations" and SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" up to the date of reporting. See Note 4 to condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No significant changes from information provided in our 2001 Annual Report filed in Form 10-K/A.

ITEM 4. CONTROLS AND PROCEDURES

Mr. Richard Jeffs, the Company's Chief Executive Officer, and Mr. Kenneth G.C. Telford, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based upon that evaluation, we have concluded that the Company has in place controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings which, in its opinion, after consultation with legal counsel, could have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In the quarter ended September 30, 2002, the Company issued (i) 250,000 shares of its common stock to certain officers and directors as remuneration, (ii) 4,125,000 shares of its common stock to undivided interests in Gasco mineral leases, and (iii) 50,000 shares of its common stock upon exercise of employee stock options.

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


ITEM 5. OTHER INFORMATION

During the month of September 2002, Mr. Andrew Leitch and Mr. Douglas Moore resigned from the Company's Board of Directors.

On October 31, 2002, Nasdaq notified the Company that its stock would be removed from the National Market because it had traded below $1.00 for longer than the allowed period. The Company has applied to have its stock traded on the Nasdaq SmallCap market.

On November 14, 2002, the company became aware that it, Vallenar Energy Corp., Richard Jeffs, and Vallenar's president and CEO, Jeff Paquin, had been named in a Temporary Order and Notice of Hearing regarding certain alleged violations of the British Columbia Securities Act (BCSA). This Temporary Order and Notice of Hearing (the "Temporary Order") alleges that Messrs. Jeffs and Paquin, together with others, engaged in acts in furtherance of trades of shares of the Company (and other issuers) and advised persons to purchase shares of the Company (and other issuers) without being registered under the British Columbia Securities Act. The Temporary Order requires Messrs. Jeffs and Paquin to resign from their positions as officers of the Company and Vallenar, and prohibits them and the Company and Vallenar from trading in any securities and from engaging in investor relations activities in British Columbia. The Company believes that neither it nor Vallenar has violated the BCSA or engaged in any activity that would require them to be registered under the BCSA. The Company is presently seeking legal advice regarding this matter.


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

  Date:  November 19, 2002                  BREK ENERGY CORPORATION





                                        /s/ Kenneth G.C. Telford
                                        ------------------------
                                        Kenneth G.C. Telford
                                        Secretary and Chief Financial Officer

                                  CERTIFICATION

I, Richard Jeffs, certify that:

1.   I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Brek  Energy
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

                               /s/ Richard Jeffs
                               -----------------
                                  Richard Jeffs
                             Chief Executive Officer

                                  CERTIFICATION
I, Kenneth G. C. Telford, certify that:

1.   I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Brek  Energy
     Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

                           /s/ Kenneth G. C. Telford
                           -------------------------
                            Kenneth G. C. Telford
                            Chief Financial Officer