Form 10KSB
period 2002-12-31
BREK ENERGY CORP
filed 2005-11-21
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to___________

Commission file number  000-27753

BREK ENERGY CORPORATION
(Name of Small Business Issuer in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	98-0206979 (I.R.S. Employer Identification No.)
Third Floor, 346 Kensington High Street, London, UK (Address of principal executive offices)	W14 8NS (Zip Code)

Issuer’s telephone number: 011-44-20-7371-6668

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

shares of common stock - $0.001 par value
(Title of Class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [   ] Yes [ X ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [ X ] No

State issuer’s revenues for its most recent fiscal year.  $ nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $5,298,019 as of December 31, 2002 ($0.25 close)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 31, 2002
shares of common stock - $0.001 par value	26,560,037

Documents incorporated by reference: Exhibit 3.1 (Amended and Restated Articles of Incorporation) filed on May 14, 2002 as an Exhibit to Brek’s Form 10-K/A (Annual Report); Exhibit 3.2 (By-laws) filed on October 21, 1999 as an Exhibit to Brek’s Form 10 (Registration Statement); Exhibit 4.1 (1999 Employee Stock Option / Warrant Plan) filed on September 11, 2000 as an Exhibit to Brek’s Form S-8 (Registration Statement); Exhibit 4.2 (Rights Agreement) filed on March 6, 2002 as an Exhibit to Brek’s Form 8-K (Current Report); Exhibit 4.3 (2001 Employee Stock Option / Warrant Plan) filed on July 10, 2002 as an Exhibit to Brek’s Form S-8 (Registration Statement); Exhibit 10.1 (Stock Purchase Agreement) filed on March 29, 2000 as an Exhibit to Brek’s Form 10-KSB (Annual Report); Exhibit 10.2 (Stock Purchase Agreement) filed on September 18, 2002 as an attached Exhibit to Brek’s Form 10-K/A (Annual Report); Exhibit 10.3 (Purchase Agreement) filed on July 31, 2002 as an Exhibit to Brek’s Form 8-K (Current Report); Exhibit 10.4 (Share Purchase Agreement); and Exhibit 10.5 (License Agreements).

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ x ]

Page - 2

PART I

Item 1. Description of Business.

(a)	Business Development

Brek Energy Corporation is a Nevada corporation in the oil and gas business. Brek was in the business of developing electronic payment processing systems from its inception until July 2001 when it acquired shares in Gasco Energy, Inc., an oil and gas exploration company. In July 2002, Brek exchanged its shares in Gasco for a leasehold interest in 25% of
Gasco’s undeveloped properties in Utah, Wyoming and California, which it owns and operates through subsidiaries, and sold its electronic payment processing subsidiary. Since then, Brek has focused on the development of its natural gas and oil properties. On March 12, 2002, Brek acquired shares in Vallenar Energy Corp., an oil and gas exploration company. On June 28, 2002, Brek increased its shareholding in Vallenar to 51.53%. See “Business of Brek” and “Management’s Discussion and Analysis or Plan of Operations” below for more information.

Brek has an authorized capital of 300,000,000 shares of common stock with a par value of $0.001 of which 59,498,090 shares are issued and outstanding.

Neither Brek nor any of its subsidiaries have been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of Brek’s business.

(b)	Business of Brek

Brek is a natural gas and petroleum exploitation, development, and production company engaged in the acquisition, operation and development of unconventional hydrocarbon prospects, primarily in the Rocky Mountain region. Brek, through its subsidiaries, conducts its principal business, which is (1) the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and (2) the exploitation and development of properties subject to these leases. Brek is currently focusing on drilling efforts in the Riverbend Project located in the Unita Basin of northeastern Utah, targeting the Wasatch, Mesaverde and Blackhawk formations. See “Item 2. Description of Property” below for more information.

Brek is also the majority owner of Vallenar Energy Corp., an oil and gas company with a strategy of structuring and developing an economically viable enhanced oil recovery operation focusing on oil and gas projects located in Texas. See “Item 2. Description of Property” below for more information.

Brek is in the early stages of development and has insufficient operating history on which to base an evaluation of its business and prospects. Any such evaluation must be made in light of the risks frequently encountered by companies in their early states of development, particularly for companies in high risk sectors such as natural gas and oil. Brek’s longer term ability to emerge from the development stage depends upon its natural gas and oil properties proving sufficient reserves and if sufficient reserves are proved, bringing these properties into production.

Page - 3

Products and Services

The discovery of natural gas or oil and the ability to produce either one in commercial quantities is very speculative. Even assuming that Brek obtains the necessary financing for drilling, if Brek or its operator does not discover and produce commercial quantities of natural gas or oil, it will not have any products or services to offer and its business could fail. The principal uses for natural gas and oil are heating, manufacturing, power, and transportation.

Natural gas will be gathered through connections between Brek’s natural gas wells and the pipeline transmission system. Natural gas sales are by contract, and Brek, through its operator, will enter into a contract with the natural gas company that will purchase most of the natural gas produced in the area. Natural gas purchasers pay well operators 100% of the sale proceeds of natural gas on or about the 25th of each month for the previous month’s sales. The operator is responsible for all distributions to the working interest and royalty owners. There is no standard price for natural gas and prices will fluctuate with the seasons and the general market conditions.

Brek primarily produces natural gas, and also produces condensate (oil). During the fiscal year ended December 31, 2002, Brek did not produce any product. When Brek begins producing natural gas and condensate from its properties, it intends to sell its product to purchasers in the geographic area of the properties. Natural gas, after processing, will be distributed through pipelines. Brek will recognize revenue from the sale of natural gas when it reaches the customer’s point of purchase in the gas transmission system. The amount Brek recognizes for each well will be based on the percentage of Brek’s net revenue interest in the well, and the remainder will be allocated to other persons holding a net revenue interest.

Market

Brek will derive its revenue principally from the sale of natural gas. As a result, Brek’s revenues will be determined, to a large degree, by prevailing natural gas prices. Brek intends to sell the majority of its natural gas on the open market at prevailing market prices. The market price for natural gas is dictated by supply and demand, and Brek cannot accurately predict or control the price it receives for its natural gas.

The market for natural gas and oil production is regulated by both the state and federal governments. The overall market is mature and, with the exception of natural gas, all producers in a producing region will receive the same price.

The availability of a ready market for any natural gas or oil produced by Brek depends on numerous factors beyond the control of management, including but not limited to, the extent of domestic production and imports of oil, the proximity and capacity of natural gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of natural gas and oil production, and federal regulation of natural gas sold in interstate commerce. Natural gas and oil produced by Brek or its operator in Utah will be sold to various purchasers who service the areas where Brek’s wells are located. During the fiscal year ended December 31, 2002, Brek’s wells were not subject to any agreements that prevented Brek from either selling its production on the spot market or committing such gas to a long-term contract; however, there can be no assurance that Brek will have ready access to suitable markets for its future natural gas and oil production.

The marketability of Brek’s natural gas is not expected to pose a problem for Brek. Natural gas can be easily sold wherever it may be produced in the States that Brek operates subject to the transportation cost. However, if or when Brek starts producing natural gas it could be difficult to sell since transportation requires a pipeline. In the areas that Brek is presently pursuing new drilling activity for natural gas, other companies have been delayed up to a year because of the unavailability of a pipeline. No assurance can be given that natural gas wells drilled by Brek or its operator will be placed on line within a year after the well is drilled and completed.

Distribution Methods of Products and Services

Natural gas will be delivered to the purchaser via gathering lines into the main gas transmission line. Management anticipates that Brek’s products will be sold to any number of purchasers in the area of its properties, however, no assurance can be given that Brek will be able to make such sales or that if it does, it will be able to receive a price that is sufficient to make its operations profitable.

Competition

Brek’s natural gas and oil exploration activities take place in a highly competitive and speculative business atmosphere. In seeking suitable natural gas and oil properties for acquisition, Brek competes with a number of other companies operating in its areas of interest, including large oil and gas companies and other independent operators with greater financial resources. Management does not believe that Brek’s competitive position in the natural gas and oil industry will be significant.

Page - 4

Competition in the natural gas and oil exploration industry also exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for transporting the product. Brek is relatively small compared to other natural gas and oil exploration companies and may have difficulty acquiring additional acreage or projects, and may have difficulty arranging for the transportation of product, if Brek is successful in its exploration efforts.

The natural gas industry is very competitive, particularly with respect to the acquisition of drilling rigs and natural gas exploration services from independent contractors. Brek anticipates a tight market for obtaining drilling rigs and services, and the manpower to run them. The current high level of drilling activity in Brek’s areas of exploration may have a significant adverse impact on the timing and profitability of Brek’s operations. In addition, Gasco Energy, Inc., the operator on the properties, will be required to obtain drilling permits for its wells, and there is no assurance that such permits will be available in a timely manner or at all.

The price of natural gas is affected by continuous shifts in supply and demand and is controlled by domestic and world markets. Natural gas is becoming the preferred source of energy over other fossil fuels because it is an environmentally friendlier source of energy. The demand for natural gas is increasing and whether or not their will be an adequate supply is very uncertain. Numerous well-established companies are focusing significant resources on exploration. These companies may be able to compete more effectively than Brek. Due to these factors, Brek expects competition to intensify in the natural gas industry in general and for the acquisition of drilling rigs and natural gas exploration services from independent contractors

Government Controls and Regulations

Brek, or a venture in which it participates, will be required to obtain local government and other permits for drilling oil or gas wells.

Brek and its operators are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of permits before drilling commences, limit or prohibit operations on environmentally sensitive lands such as wetlands or wilderness areas, result in capital expenditures to limit or prevent emissions or discharges, and place restrictions on the management of wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctive relief. Any changes in environmental laws and regulations that result in more stringent and costly waste handling, disposal or cleanup requirements could have a material adverse effect on our operations. While management believes that Brek and its operators are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not materially affect Brek, there is no assurance that this trend will continue in the future.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended, also known as “CERCLA” or “Superfund”, and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. Under CERCLA, these “responsible persons” may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.

Brek also may incur liability under the Resource Conservation and Recovery Act, also known as “RCRA”, which imposes requirements relating to the management and disposal of solid and hazardous wastes. While there exists an exclusion from the definition of hazardous wastes for “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy”, in the course of Brek’s operations, Brek may generate ordinary industrial wastes, including paint wastes, waste solvents, and waste compressor oils that may be regulated as hazardous waste.

Brek currently owns or leases, through its operators, properties that for a number of years have been used for the exploration and production of natural gas and oil. Although Brek and its operators have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by Brek or on or under other locations where such wastes have been taken for disposal. In addition, some of these properties may have been operated by third parties whose disposal or release of hydrocarbons or other wastes was not under Brek’s control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous State laws. Under such laws, Brek could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial operations to prevent future contamination.

Page - 5

The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act” and analogous State laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into state or federal waters. The discharge of pollutants into regulated waters is prohibited, except in accord with the terms of a permit issued by EPA or the state. The Clean Water Act provides civil and criminal penalties for any discharge of oil in harmful quantities and imposes liabilities for the costs of removing an oil spill.

The Clean Air Act, as amended (the “CAA”), restricts the emission of air pollutants from many sources, including natural gas and oil operations. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to incur capital costs in order to remain in compliance. In addition, more stringent regulations governing emissions of toxic air pollutants are being developed by the EPA, and may increase the costs of compliance for some facilities.

Under the National Environmental Policy Act (the “NEPA”), a federal agency, in conjunction with a permit holder, may be required to prepare an environmental assessment or a detailed environmental impact statement, also known as an “EIS” before issuing a permit that may significantly affect the quality of the environment. Brek or its operators are currently in negotiations with the U.S. Bureau of Land Management or “BLM” regarding the preparation of an EIS in connection with certain proposed exploration and production operations in the Uinta Basin of Utah. Brek expects that the EIS will take approximately 18 to 24 months to complete. Until the EIS is completed and issued by the BLM, Brek will be limited in the number of natural gas and oil wells that it or its operator can drill in the areas undergoing EIS review. While Brek does not expect that the EIS process will result in a significant curtailment in future natural gas and oil production from this particular area, Brek can provide no assurance regarding the outcome of the EIS process.

Brek and its subsidiaries are in compliance with the foregoing legislation and will continue to comply with the legislation in the future. Management believes that compliance with the foregoing legislation will not adversely affect Brek’s business operations in the future or its competitive position.

Effect of Existing or Probable Governmental Regulations on Brek’s Business

Brek’s business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time, including various laws and regulations of the United States, the State of Utah, the State of Wyoming, the State of California, the State of Texas, and the municipalities in which it operates that govern the exploration, development and production of natural gas and oil. Brek will have to abide and follow the procedures established by the entities in those jurisdictions. For instance, the Texas Railroad Commission determines all procedures and regulations that concern oil and natural gas exploration and production activities in the State of Texas. Brek is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective. Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by Brek or one of its subsidiaries.

Dependence on One or a Few Major Customers

During the fiscal year ended December 31, 2002, Brek did not have any natural gas sales. When Brek has sales Brek will not have any customers as any sales will be handled by the operator of the properties. The natural gas to be sold by Brek is a commodity desired by many companies and Brek or its operator are frequently contacted regarding the sale of its products. At anytime Brek may be selling 10% or more of its natural gas to one purchaser, such a purchaser is not material to Brek since if that purchaser fails to purchase Brek’s natural gas for any reason Brek can readily sell the natural gas to another party at a price close to what was paid by the former purchaser.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Neither Brek nor its subsidiaries currently own any patents or trade marks. Also, they are not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trade marks.

Brek’s web site is copyrighted upon loading. www.brekenergy.com is a registered domain name of Brek. Brek and its subsidiaries will seek further trademark protection for any associated domain names.

Estimate of Research and Development Costs

Brek did not perform any research activities in the past two fiscal years ended 2002 and 2001. Brek spent $529,906 and $nil on exploration and development activities during the two fiscal years ended 2002 and 2001 respectively. Also, Brek did not spend any funds on geological and economical evaluations of its properties during the same time period.

Page - 6

Number of Total Employees and Number of Full Time Employees

As of December 31, 2002, Brek had one full time employee and no part time employees.

RISK FACTORS

Brek is in the development stage and an investment in Brek’s business involves a high degree of risk. You should consider each of the following risk factors and the other information in this Annual Report, including Brek’s financial statements and the related notes, in evaluating Brek’s business and prospects. The risks and uncertainties described below are not the only ones that impact on Brek’s business. Additional risks and uncertainties not presently known to Brek or that Brek currently considers immaterial may also impair its business operations. If any of the following risks actually occur, Brek’s business and financial results could be harmed. In that case, the trading price of Brek’s shares of common stock could decline.

Risks associated with Brek’s business and properties:

1.   Brek is a development stage company and may not be able to continue as a going concern and may not be able to raise additional financing.

A note provided by Brek’s independent auditors in Brek’s financial statements for the period from inception, September 16, 1998, through December 31, 2002 contains an explanatory note that indicates that Brek is a development stage company and its ability to continue as a going concern and to emerge from the development stage is dependent on continued financial support from its shareholders, raising additional capital to fund future operations, and ultimately to attain profitable business operations.

Brek has a working capital deficiency and has accumulated losses since inception. These factors raise substantial doubt about Brek’s ability to continue as a going concern. To date there has been no significant revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These consolidated financial statements have been prepared on a going concern basis, which implies that Brek will continue to realize its assets and discharge its liabilities in the normal course of business. Brek has not generated significant revenue and has never paid any dividends. Brek is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. There is no guarantee that Brek will be able to raise any equity financing or generate profitable operations. As of December 31, 2002, Brek had a working capital deficit of $1,376,726 and had accumulated losses of $61,080,323 since its inception. These factors raise substantial doubt regarding Brek’s ability to continue as a going concern.

This note may make it more difficult for Brek to raise additional equity or debt financing needed to run its business and is not viewed favorably by analysts or investors. Brek urges potential investors to review this report before making a decision to invest in Brek.

2.  Brek has a limited operating history and has losses that it expects will continue into the future, which may prevent Brek achieving success. If the losses continue, Brek will have to suspend operations or cease operations.

Brek has a limited operating history upon which an evaluation of its future success or failure can be made. You should be aware of the difficulties normally encountered by new natural gas exploration companies similarly situated to Brek and the high rate of failure of such enterprises. Many of these risks and uncertainties are described in more detail elsewhere in this “Risk Factors” section. Brek’s likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the properties that Brek plans to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. You should consider the likelihood of Brek’s future success to be highly speculative in view of its limited operating history, as well as the complications frequently encountered by other companies in the early stages of development. If Brek realizes problems, additional costs, difficulties, complications or delays in connection with its exploration activities, it will have a material adverse effect on its business operations, results of operations and financial condition, and as a result, its business could suspended or fail.

Brek has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from its business operations. As of December 31, 2002, Brek’s net loss since inception on September 16, 1998 was $61,080,323. During the 12 months ended December 31, 2002, operating expenses increased by $21,983,937. Based upon its plan of operations for 2003, Brek expected to incur $17,500 per month in operating losses for those next 18 months. This will happen because there are expenses associated with the proposed natural gas and oil exploration programs on its properties. See “Management Discussion and Analysis” on page 21 for more details.

Page - 7

Brek cannot guaranty that it will be successful in generating revenues in the future or that it will be able to raise any working capital for operating funds. Failure to generate revenues or raise any financing may cause Brek to suspend or cease operations.

Brek’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to generate revenues from its planned business operations and to reduce development costs. Without the generation of any revenues or any capital being raised in an equity or debt financing, Brek will run out of operating funds in one month.

3.  Brek has limited control over activities on properties that Brek does not operate and depends on Gasco Energy, Inc. to manage, drill and operate the wells, which could negatively impact on the exploration and development of Brek’s properties and on Brek’s business operations.

Substantially all of Brek’s business operations are conducted through joint operating agreements under which Brek owns partial interests in natural gas and oil properties. If Brek does not operate the properties in which it owns an interest, Brek does not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of Brek’s wells to adequately perform operations, or an operator’s breach of the applicable agreements, could reduce Brek’s production and revenues and have a negative impact on Brek’s business operations. The success and timing of Brek’s drilling and development activities on properties operated by others therefore depends upon a number of factors outside of Brek’s control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells, and use of technology. Because Brek does not have a majority interest in most wells that Brek does not operate, Brek may not be in a position to remove the operator in the event of poor performance.

4.  Brek’s partners and third party operators could suffer financial hardship, which could negatively impact on the exploration and development of Brek’s properties.

Liquidity and cash flow problems encountered by Brek’s partners or the co-owners of Brek’s properties may prevent or delay the drilling of a well or the development of a project. Brek’s partners and working interest co-owners may be unwilling or unable to pay their share of the costs of projects as they become due. In the case of a farm-out partner, Brek would have to find a new farm-out partner or obtain alternative funding in order to complete the exploration and development of the prospects subject to the farm-out agreement. In the case of a working interest owner, Brek could be required to pay the working interest owner’s share of the project costs. Brek cannot assure you that it would be able to obtain the capital necessary to fund either of these contingencies or that Brek would be able to find a new farm-out partner.

5.  The exploration and development of Brek’s oil & gas properties require substantial capital, which Brek may not be able to obtain, which in turn could lead to a loss of Brek’s interest in certain oil & gas properties and a decline in Brek’s natural gas and oil reserves.

Brek’s current operating funds are less than necessary to complete Brek’s proposed oil & gas exploration programs, and therefore Brek will need to obtain additional financing in order to complete each of the proposed oil & gas exploration programs. As of December 31, 2002, Brek had cash in the amount of $3,801. In 2002, Brek had limited operations and had no income. Brek’s natural gas and oil exploration programs call for significant expenses in connection with the exploration of the respective natural gas and oil properties. As of December 31, 2002, Brek did not have sufficient funds to maintain its interest in its natural gas and oil properties and for ongoing administrative expenses and needs to raise additional funds to participate in all of its current exploration programs on the natural gas and oil properties.

Brek has relied in the past primarily on the sale of equity capital to fund working capital and the acquisition of its prospects and related leases. Failure to generate operating cash flow or to obtain additional financing could result in substantial dilution of its property interests, or delay or cause indefinite postponement of further exploration and development of its prospects with the possible loss of its oil & gas properties.

Brek will require significant additional capital to fund its future activities and to service current and any future indebtedness. In particular, Brek faces uncertainties relating to its ability to generate sufficient cash flows from operations to fund the level of capital expenditures required for its natural gas and oil exploration and production activities and its obligations under various agreements with third parties relating to exploration and development of certain prospects. Brek’s failure to find the financial resources necessary to fund its planned activities and service its debt and other obligations could adversely affect Brek’s ability to continue as a going concern.

Page - 8

Brek can provide no assurance that it will be able to find the required capital. Obtaining additional and acceptable financing would be subject to a number of factors, including the market prices for natural gas and oil, investor acceptance of Brek’s natural gas and oil properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of the financing unavailable and unacceptable to Brek. The most likely source of future capital presently available to Brek is through the sale of equity capital. However, any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternatives for the financing of Brek’s proposed natural gas and oil exploration programs exploration would be private loans or the offering by Brek of an interest in its natural gas and oil properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

6.  Brek’s and its operator’s ability to market and transport the natural gas and oil that is discovered on Brek’s properties is essential to Brek’s business operations, but is subject to certain requirements.

Several factors beyond Brek’s control may adversely affect its ability to market the natural gas and oil that it discovers. These factors include the proximity, capacity and availability of natural gas and oil pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production, and environmental protection. The extent of these factors cannot be accurately predicted, but any one or a combination of these factors may result in Brek’s inability to sell its natural gas and oil at prices that would result in an adequate return on Brek’s invested capital.

7.  As a result of substantially all of Brek’s producing properties are located in the Rocky Mountains, Brek is vulnerable to certain risks associated with primarily operating in one geographical area.

All of Brek’s future production is anticipated to be located in, the Rocky Mountain Region of the United States. The natural gas prices other companies in the Rocky Mountain region have received and are currently receiving are at a discount to natural gas prices in other parts of the United States. The natural gas prices other companies in the Rocky Mountain region will receive in the future may also be at a discount to natural gas prices in other parts of the United States. Factors that can cause price volatility for natural gas and crude oil within this region are:

• the availability of gathering systems with sufficient capacity to handle local production;
• seasonal fluctuations in local demand for production;
• local and national gas storage capacity;
• interstate pipeline capacity; and
• the availability and cost of gas transportation facilities from the Rocky Mountain region.

8.  Brek’s business operations could negatively be impacted if there is a shortage of supplies, equipment and personnel for the exploration and development on Brek’s properties.

Brek’s ability to conduct operations in a timely and cost effective manner depends on the availability of supplies, equipment and personnel. The natural gas and oil industry is cyclical and experiences periodic shortages of drilling rigs, supplies and experienced personnel. Shortages can delay operations and materially increase operating and capital costs, which could negatively impact on Brek’s business operations and financial position.

9.  Seasonal weather conditions and lease stipulations adversely affect Brek’s ability to conduct drilling activities in some of the areas where its properties are located.

Natural gas and oil operations in the Rocky Mountains are adversely affected by seasonal weather conditions and lease stipulations designed to protect various wildlife. In certain areas, including the Uinta Basin, drilling and other natural gas and oil activities can only be conducted during the spring and summer months. This limits Brek’s or its operator’s ability to operate in those areas and can intensify competition during those months for drilling rigs, oil field equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay Brek’s or its operator’s operations and materially increase Brek’s operating and capital costs.

10.  Brek may suffer losses or incur liability for events that Brek or the operator of a property have chosen not to insure against.

Although management believes the operator of any property in which Brek may acquire interests will acquire and maintain appropriate insurance coverage in accordance with standard industry practice, Brek may suffer losses from uninsurable hazards or from hazards, which Brek or the operator have chosen not to insure against because of high premium costs or other reasons. Brek may become subject to liability for pollution, fire, explosion, blowouts, cratering and oil spills against which Brek cannot insure or against which Brek may elect not to insure. Such events could result in substantial damage to natural gas and oil wells, producing facilities and other property and personal injury. The payment of any such liabilities may have a material adverse effect on Brek’s financial position and business operations.

Page - 9

11.  Brek may not be able manage growth of its business operations effectively, which could result in a negative impact on Brek’s business operations and financial condition.

If  Brek is unable to manage growth effectively, its business, financial condition, and results of operations condition will be negatively affected. Because of Brek’s small size, growth in accordance with its plan of operations, if achieved, will place a significant strain on its financial, technical, operational and management resources. As Brek expands its activities and increases the number of projects it is evaluating or in which it participates, there will be additional demands on Brek’s financial, technical and management resources. Brek’s systems, procedures or controls may not be adequate to support its business operations and Brek’s management may not be able to achieve the execution necessary to successfully implement Brek’s plan of operations. The failure to continue to upgrade its technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced managers, geoscientists and engineers, could have a negative impact on Brek’s business, financial condition, and results of operations and its ability to timely execute its plan of operations.

Risks associated with Brek’s industry:

12.  Due to the speculative nature of natural gas exploration, there is substantial risk that Brek will be unable to locate commercial quantities of natural gas, which in turn will negatively impact Brek’s business operations.

The search for commercial quantities of natural gas as a business is extremely risky. The properties may not contain commercially exploitable quantities of natural gas. The exploration expenditures to be made by Brek may not result in the discovery of commercial quantities of natural gas. Problems such as unusual or unexpected formations and other conditions are involved in natural gas exploration and often result in unsuccessful exploration efforts. Brek may not be able to discover and produce commercial quantities of natural gas from its properties. If Brek does not discover and produce commercial quantities of natural gas, it will not have any products or services to offer and its business could fail.

13.  The natural gas and oil markets are volatile markets that have a direct impact on Brek’s revenues and profits and the market conditions will effect whether Brek will be able to continue its operations.

Brek’s revenues, operating results, cash flow and future rate of growth are very dependent upon prevailing prices for natural gas and oil. Historically, natural gas and oil prices and markets have been volatile and not predictable, and they are likely to continue to be volatile in the future. Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control, including:

• political conditions in both natural gas and oil producing and exporting countries
• the supply and price of both domestic and foreign natural gas and oil
• the worldwide and regional demand for energy
• the effect of domestic and foreign government regulation of production and transportation
• the price and availability of alternative energy sources
• weather conditions
• acts of war, terrorism and vandalism
• market manipulation

Lower natural gas and oil prices may not only decrease Brek’s revenues on a per unit basis but also may reduce the amount of natural gas and oil that Brek can produce economically. A substantial or extended decline in natural gas and oil prices may materially and adversely affect Brek’s business operations, financial condition, and ability to finance planned capital expenditures.

14.  Competition in the natural gas and oil industry is intense and Brek may not be able to compete effectively with its competitors.

Brek’s ability to acquire additional natural gas and oil properties and develop new and existing properties in the future will depend on its ability to conduct operations, to evaluate and select suitable properties, to attract qualified personnel, and to consummate transactions in this intensely competitive environment. Brek competes with other natural gas and oil companies and other independent operators possessing greater financial resources and technical facilities than Brek in connection with the acquisition of natural gas and oil properties and in connection with the recruitment and retention of qualified personnel. There is significant competition for the limited number of natural gas and oil opportunities and, as a result, Brek may be unable to acquire an interest in attractive natural gas and oil exploration properties on terms it considers acceptable on a continuing basis. Brek also competes for the equipment and labor required to operate and to develop natural gas and oil properties. Management believes that Brek’s competitive position in the natural gas and oil industry is significant at this time.

Page - 10

Also, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than Brek can, which would adversely affect Brek’s competitive position. Also, these competitors may be able to pay more for natural gas and oil properties and may be able to define, evaluate, bid for and acquire a greater number of properties than Brek can. In addition, some of Brek’s competitors have been operating in the natural gas and oil industry for a much longer time than Brek and have demonstrated the ability to operate through industry cycles.

15.  Brek is subject to complex laws and regulations, including environmental regulations, which could negatively impact the business operations and financial condition of Brek.

Development, production and sale of natural gas and oil in the United States are subject to extensive laws and regulations, including environmental laws and regulations. Brek may be required to make large expenditures to comply with environmental and other governmental regulations. Matters subject to regulation include:

• location and density of wells
• the handling of drilling fluids and obtaining discharge permits for drilling operations
• emissions into the environment
• accounting for and payment of royalties on production from state, federal and Indian lands
• bonds for ownership, development and production of natural gas and oil properties
• transportation of natural gas and oil
• storage and disposition of hazardous waste
• operation of wells and reports concerning operations
• taxation

Under the various complex laws and regulations, Brek could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations also may result in the suspension or termination of Brek’s operations and subject Brek to administrative, civil and criminal penalties. Moreover, these laws and regulations could change in ways that substantially increase Brek’s costs. Accordingly, any of these liabilities, penalties, suspensions, terminations or regulatory changes could negatively impact Brek’s business operations and financial condition.

16.  The natural gas and oil industry involves numerous uncertainties and operating risks that could negatively impact Brek’s business operations and financial condition.

Brek’s development, exploitation and exploration activities may be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. Moreover, the successful drilling of a natural gas well or an oil well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. In addition to their cost, unsuccessful wells can impede Brek’s efforts to replace reserves.

The natural gas and oil business involves a variety of operating risks, including:
• fires
• explosions
• blow-outs and surface cratering
• uncontrollable flows of oil, natural gas, and formation water
• natural disasters, such as adverse weather conditions
• pipe, cement, or pipeline failures
• casing collapses
• embedded oil field drilling and service tools
• abnormally pressured formations
• environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures, and discharge of toxic gases

Page - 11

If Brek or its operators experience any of these problems, it could affect well bores, gathering systems and processing facilities, which could adversely affect Brek’s or the operator’s ability to conduct operations. Brek could also incur substantial losses as a result of:
• injury or loss of life
• severe damage to and destruction of property, natural resources, and equipment
• pollution and other environmental damage
• clean-up responsibilities
• regulatory investigation and penalties
• suspension of business operations
• repairs to resume business operations

Brek does not carry business interruption insurance at levels that would provide enough funds for it to continue operating without access to other funds. For some risks, Brek may not obtain insurance if management believes the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could negatively impact Brek’s business operations enough to force Brek to cease business operations.

Risks associated with Brek and its subsidiaries:

17.  Brek’s stock price is volatile and may fluctuate, which will have a direct impact on your investment in Brek.

The stock markets in general, and the stock prices of natural gas and oil companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. Brek’s stock price may be impacted by factors that are unrelated or disproportionate to its operating performance and the trading price of Brek’s shares of common stock may not be an accurate reflection of their value. The market price of Brek’s common stock may fluctuate significantly in response to a number of factors, some of which are beyond Brek’s control, such as interest rates, increased competition, general economic, political and market conditions, recessions, or changes in government regulations, including environmental regulations, and some of which are within Brek’s control, such as actual or anticipated variations in Brek’s operating results, announcements of new projects and properties, new customers, acquisition of potential natural gas and oil entities and prospects, Brek’s ability or inability to generate new revenues, and results of exploration and development. These market fluctuations may adversely affect the market price of Brek’s shares of common stock.

18.  A small number of Brek’s stockholders own a substantial amount of Brek’s shares of common stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of Brek’s shares of common stock could drop significantly.

Because a small number of Brek’s stockholders own a substantial amount of Brek’s shares of common stock, those shareholders will be able to significantly decide who will be directors and any other stockholders may not be able to elect any directors. Also, sales of a large number of shares of Brek’s shares of common stock or even the availability of a substantial number of shares of common stock for sale could have the effect of reducing the price per share of Brek’s common stock, especially if the shares of common stock continue to be thinly traded.

As of December 31, 2002, there were 26,560,037 shares of common stock issued and outstanding, with 13,892,076 shares of common stock of Brek that were freely tradeable and 5,367,961 shares that were subject to Rule 144. The remaining 7,300,000 shares of common stock were restricted from trading. As of December 31, 2002, there were 1,843,682 share purchase warrants exercisable into one share of common stock each. Also, as of December 31, 2002, there were 1,630,000 stock options outstanding, exercisable into one share of common stock each, and there were an additional 3,320,000 stock options that could be granted under Brek’s 2001 Stock Option Plan. If all the share purchase warrants and all the granted options were exercised, the number of issued and outstanding shares of common stock would increase by 3,473,682 shares to 30,033,719 shares of common stock.

19.  A change of control of Brek can be delayed, impeded or effected by the directors and management, who collectively own 10.7% of the outstanding shares or by the implementation of Brek’s rights agreement by the board of directors.

As of December 31, 2002, Brek’s directors and management owned an aggregate of 2,832,961 shares of common stock and as a result have the ability to influence the vote for a change of voting control of Brek or the vote to approve or reject any offer for the purchase and sale of Brek’s assets.

Also, upon the happening of certain events, the board of directors could vote to implement Brek’s rights agreement, which would delay, impede or effect a change in control of Brek or could impede a merger, consolidation, takeover or other business combination involving Brek or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Brek. See “Dividends” on page 18 and Exhibit 4.2 - Rights Agreement for more details.

Page - 12

20.  Brek may not be able to attract and retain qualified personnel necessary for the implementation of its plan of operations and exploration programs.

Brek’s current management is inexperienced in operating a natural gas and oil business. Brek may need to hire or retain qualified management, employees or consultants with expertise in natural gas and oil exploration and development. Brek’s success depends on its ability to attract, retain and motivate qualified personnel. Key personnel represent a significant asset, and the competition for these personnel is intense in the natural gas and oil industry. Brek does not maintain key person life insurance on any of its personnel. The loss of one or more of its key employees or its inability to attract, retain and motivate qualified personnel could negatively impact Brek’s ability to implement its plan of operations and to complete its natural gas and oil programs.

21.  Brek’s officers and directors have conflicts of interest in that they are officers and directors of other companies that will prevent them from devoting full-time to Brek’s business operations, which may negatively impact on Brek’s business operations.

Brek’s officers and directors have conflicts of interest in that they are officers and directors of other companies. Management’s other activities will prevent them from devoting full-time to Brek’s business operations. This will impede Brek’s growth and business operations and may reduce its financial results because of the slow down in operations.

22.  Brek has not and does not expect to pay dividends in the foreseeable future.

Brek has never paid cash dividends on its shares of common stock and has no plans to do so in the foreseeable future. Brek intends to retain earnings, if any, to develop and expand its business operations.

23.  “Penny Stock” rules may make buying or selling Brek’s shares of common stock difficult, and severely limit their market and liquidity.

Trading in Brek’s shares of common stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. Currently, Brek’s shares of common stock qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the shares of common stock in the aftermarket. The “penny stock” rules govern how broker-dealers can deal with their clients and “penny stocks”. For sales of Brek’s shares of common stock, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you.

These additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Brek’s shares of common stock, which could severely limit their market price and liquidity of its shares of common stock. This could prevent you from reselling your shares and may cause the price of the shares to decline. See “Penny Stock rules” on page 20 for more details.

Item 2. Description of Property.

Corporate Headquarters

As of December 31, 2002, Brek operated from its principal executive office at 19th Floor, 80 Gloucester Road, Wanchai, Hong Kong. Brek’s telephone number was 011-852-2801-5181. Since March 1, 2002, Brek has leased the office space under a one year term lease at a rental rate of HK$36,458 a month (approximately US$4,704/month).

Page - 13

Property

A.	Petroleum and Natural Gas Properties

Riverbend Project, Utah

As of December 31, 2002, the Riverbend Project comprised approximately 103,227 gross acres in the Uinta Basin of northeastern Utah, of which Brek held interests in approximately 11,141 net acres as of December 31, 2002. Brek’s engineering and geologic focus was concentrated on three tight-sand formations in the Uinta basin: the Wasatch, Mesaverde and Blackhawk formations.

Greater Green River Basin Project, Wyoming

As of December 31, 2002, Brek had a leasehold interest in approximately 123,700 gross acres and 24,369 net acres in this area. Brek held a non-operated interest in one non-producing well in this area and a non-operated interest in one producing well in this area. Brek was considering additional options for this area such as the farm-out of some of its acreage and other similar type transactions.

Crocker Canyon Prospect, California

As of December 31, 2002, Brek had a leasehold interest in approximately 4,068 gross acres and 932 net acres in Kern and San Luis Obispo Counties of Southern California. Brek had no drilling or development plans for this acreage during 2003 and planned to continue paying leasehold rentals and other minimum geological expenses to preserve Brek’s acreage positions on these prospects.

Rocksprings Prospect, Edwards County, Texas

In March 2002, Brek acquired 2,512,500 shares of common stock of Vallenar Energy Corp. which, together with the 733,333 shares of common stock issuable upon conversion of preferred stock of Vallenar Energy Corp. held by Brek, represents approximately 25% of Vallenar Energy Corp.’s equity. On June 28, 2002, Brek acquired an additional 2 million shares of common stock of Vallenar Energy Corp. from third parties for $10,000 and subscribed for an additional 800,000 shares of common stock of Vallenar Energy Corp. at $0.50 per share ($400,000). At December 31, 2002, Brek held a 51.53% equity interest in Vallenar Energy Corp. For as long as at least one-half of the preferred stock is outstanding, it is entitled as a class to at least 29.69% of the total voting power of Vallenar Energy Corp. Brek is entitled to designate one director who must sit on the executive committee of the board or additional voting rights accrue to the preferred stock. All decisions of this executive committee must be unanimous. Brek has been playing an active role in the management of Vallenar Energy Corp. since 2002.

Vallenar Energy Corp. holds leases covering approximately 51,194 gross and 8,865 net acres in the Rocksprings Prospect, which is located in central Edwards County, Texas, and is a part of the Geronimo Creek Prospect. The Geronimo Creek Prospect is a shallow, heavy oil play within the Cretaceous aged Glen Rose limestone and Travis Peak sandstone. It is a north-south oriented, faulted anticline having approximately 75 feet of closure covering approximately 29,500 acres. During 2002, Vallenar drilled one well, the results were inconclusive, and no further work has been performed.

B.	Oil and Gas Operations

During 2002, two wells were drilled on the Wyoming property and one well was drilled on the Texas property. None of these wells were considered to be prospective. At the end of 2002, no further exploration or development work was planned for the Texas, California or Wyoming properties. During 2002 one well was drilled on the Utah property. During 2004, Brek commenced exploration and development of their Utah properties and plans to continue with exploration and development of these properties as its financial resources permit.

C.	Volumes, Prices and Operating Expenses

Brek had no production or sales of natural gas prior to its fiscal year ended December 31, 2002.

D.	Development, Exploration and Acquisition Capital Expenditures

During the year ended December 31, 2002, Brek spent $2,032,860 in development and exploration activities, including property acquisition costs net of impairment charges of $16,634,187. During the years ended December 31, 2001 and 2000, Brek spent $nil in development and exploration activities. As of December 31, 2002, Brek held a 25% working interest in 230,995 gross acres and 36,442 net acres located in Utah, Wyoming and California. Brek also owns a 51.53% interest in 51,194 gross acres and 8,865 net acres located in Edwards County, Texas. As of December 31, 2002, Brek had no producing gas wells or shut-in gas wells on these properties.

Page - 14

The following table presents information regarding Brek’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	For the Years Ended December 31
	2002	2001	2000
Property Acquisition Costs:
Unproved	$18,137,141	nil	nil
Proved	nil	nil	nil
Exploration and Development Costs:	$529,906	nil	nil
Impairment Charges:	($16,634,187)	nil	nil

Total	$2,032,860	nil	nil

E.	Productive Wells and Acreage

As of December 31, 2002, Brek had no producing gas wells or shut-in gas wells on its properties. Productive wells are producing wells and wells capable of production. Shut-in wells are wells that are capable of production but are currently not producing. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of Brek’s fractional interests owned in the gross wells.

F.	Undeveloped Acreage

The following table sets forth the undeveloped and developed leasehold acreage, by area, held by Brek as of December 31, 2002. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which Brek has a working interest. Net acres are the sum of Brek’s fractional interests owned in the gross acres. The table does not include acreage that Brek has a contractual right to acquire or to earn through drilling projects, or any other acreage for which Brek has not yet received leasehold assignments. In certain leases, Brek’s ownership is not the same for all depths; therefore, the net acres in these leases are calculated using the greatest ownership interest at any depth. Generally this greater interest represents Brek’s ownership in the primary objective formation.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net
Utah	103,277	11,141	nil	nil
Wyoming	123,700	24,369	nil	nil
California	4,068	932	nil	nil
Texas	51,194	8,865	nil	nil

Total Acres	282,239	45,307	nil	nil

G.	Drilling Activity

The following table sets forth Brek’s drilling activity during the year ended December 31, 2002. Brek had no drilling activity during the fiscal years ended December 31, 2001 and 2000.

In the table, “gross” refers to the total wells in which Brek has a working interest, and “net” refers to gross wells multiplied by Brek’s working interest. A productive well is an exploratory or a development well that is not a dry well.

	2002
	Gross	Net
Exploratory Wells
Productive	3.0	0.3
Dry	0.0	0.0

Total Wells	3.0	0.3

Development Wells
Productive	0.0	0.0
Dry	0.0	0.0

Total Wells	0.0	0.0

Page - 15

H.	Present Activity

During the year ended December 31, 2002 , Brek participated in three exploratory wells, two of which were located in the Greater Green River Basin acreage in Wyoming and one within the Riverbend Project in Utah .  Overall, Brek had an 8.6% net revenue interest, or net 0.26 wells. All three of these wells were completed and produced natural gas in the first quarter of 2003.  One of the Wyoming wells was eventually shut-in.

I.	Delivery Commitments

Brek Energy is not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements.

Item 3. Legal Proceedings.

As of December 31, 2002, Brek was not a party to any pending legal proceedings and, to the best of Brek’s knowledge, none of Brek’s property or assets were the subject of any pending legal proceedings, with the exception of the following:

Temporary Order - British Columbia Securities Commission

On November 14, 2002, Brek became aware that itself, Vallenar Energy Corp., Richard Jeffs, and Vallenar Energy Corp’s president and CEO, Jeff Paquin, had been named in a Temporary Order and Notice of Hearing regarding certain alleged violations of the British Columbia Securities Act (the “BCSA”). This Temporary Order and Notice of Hearing (the “Temporary Order”) alleged that Messrs. Jeffs and Paquin, together with others, engaged in acts in furtherance of trades of shares of Brek (and other issuers) and advised persons to purchase shares of Brek (and other issuers) without being registered under the British Columbia Securities Act. The Temporary Order required Messrs. Jeffs and Paquin to resign from their positions as officers of Brek and Vallenar Energy Corp., and prohibited them and Brek and Vallenar Energy Corp. from trading in any securities and from engaging in investor relations activities in British Columbia. Management believed that neither it nor Vallenar Energy Corp. violated the BCSA or engaged in any activity that would require them to be registered under the BCSA.

As a result of the Temporary Order, Richard N. Jeffs resigned as both the CEO and president of Brek on November 20, 2002. On December 5, 2002, the British Columbia Securities Commission released a decision not to extend the Temporary Order against Brek, Mr. Jeffs, Vallenar Energy Corp. and Mr. Paquin, among others, as a result of there being insufficient evidence of any wrongdoing.

As of December 31, 2002, Brek and Vallenar Energy Corp., to the best of management’s knowledge, were still under investigation by the British Columbia Securities Commission. On April 1, 2003, the British Columbia Securities Commission withdrew the notice of hearing and had not, to the best of management’s knowledge, issued any further notices or orders against Brek or its officers or directors.

Bermuda lawsuit - Transworld Payment Solutions N.V. et al. vs. Brek Energy Corporation et al.

On February 25, 2003, Transworld Payment Solutions N.V. and First Curacao International Bank N.V., the debtor and the guarantor respectively of a note receivable, commenced legal action against Brek and others in the Supreme Court of Bermuda claiming that Brek and its former subsidiary, First Ecom Systems Limited, had promised to develop and supply them with certain software pursuant to three license agreements dated October 19, 2001. The plaintiffs were seeking rescission of all agreements between the parties or, alternatively, damages for misrepresentation and breach of agreements. The plaintiffs commenced the lawsuit approximately one week before they had to make their first instalment payment pursuant to a share purchase agreement dated October 19, 2001. At that time, the plaintiffs were obligated to make an instalment payment in the amount of $1,901,107. The plaintiffs have not made any instalment payments as required pursuant to the terms and conditions of the share purchase agreement. See Exhibit 10.4 - Share Purchase Agreement and Exhibit 10.5 - License Agreements for more details.

Page - 16

Brek and the other defendants filed a defence and counterclaim on May 8, 2003 with the Supreme Court of Bermuda. In their counterclaim, the defendants were seeking specific performance of the share purchase agreement or, alternatively, damages for breach of contract. Although the directors believed that the plaintiffs’ claims were without merit as there was no condition to develop software for the plaintiffs, due to lack of financial resources Brek did not pursue its counterclaim. No further action has transpired by any party since Brek filed its defence and counterclaim.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Brek’s common stock traded on the Nasdaq National Market System under the symbol “FECC” from June 6, 2000 until February 19, 2002 when the symbol was changed to “BREK”. Prior to that, BREK traded on the NASD OTC Bulletin Board under the symbol “FECC” since March 8, 1999. On December 3, 2002, Brek was removed from the Nasdaq National Market System for failing to maintain minimum listing requirements.

The table below gives the high and low closing prices for each fiscal quarter for the 2002 fiscal year and the 2001 fiscal year.
Period ended	High	Low
31 December 2002	$0.68	$0.22
30 September 2002	$0.81	$0.55
30 June 2002	$1.13	$0.61
31 March 2002	$0.70	$0.39
31 December 2001	$0.62	$0.30
30 September 2001	$0.90	$0.32
30 June 2001	$1.35	$0.81
31 March 2001	$1.88	$0.75

Brek’s common stock has also traded on the Berlin over-the-counter stock exchange since January 27, 2000 and has been listed on the Bermuda Stock Exchange since December 23, 1999.

Subsequent to December 3, 2002, Brek’s shares of common stock were quoted on the NASD OTC Bulletin Board under the symbol “BREK”. On May 23, 2003, Brek’s shares of common stock ceased to be quoted on the NASD OTC Bulletin Board and Brek’s shares of common stock were quoted on the gray market under the same symbol, “BREK”.

The table below gives the high and low bid information for the one fiscal quarter during the 2002 fiscal year for when Brek was quoted on the NASD OTC Bulletin Board. The bid information was obtained from Pink Sheets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
31 December 2002	$0.32	$0.20	Pink Sheets LLC
30 September 2002	n/a	n/a	n/a
30 June 2002	n/a	n/a	n/a
31 March 2002	n/a	n/a	n/a
31 December 2001	n/a	n/a	n/a
30 September 2001	n/a	n/a	n/a
30 June 2001	n/a	n/a	n/a
31 March 2001	n/a	n/a	n/a

Page - 17

(b) Holders of Record

As of December 31, 2002, there were approximately 139 holders of record of Brek’s shares of common stock.

(c) Dividends

Brek has never declared or paid dividends on its shares of common stock. Brek intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the shares of common stock will be the sole discretion of the board of directors and will depend on Brek’s profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant by the board of directors.

On December 5, 2001, the Board of Directors of Brek adopted a shareholder rights plan (the “Rights Plan”). The purpose of the Rights Plan is to deter, and protect Brek’s shareholders from, certain coercive and otherwise unfair takeover tactics and enable the Board of Directors to represent effectively the interests of shareholders in the event of a takeover attempt. The Rights Plan does not deter negotiated mergers or business combinations that the Board of Directors determines to be in the best interests of Brek and its shareholders. In connection with the adoption of the Rights Plan, Brek entered into a rights agreement with U.S. Bank, N.A. dated as of March 1, 2002.

On March 20, 2002, the Board of Directors declared a dividend of one common share purchase right (a “Right”) for each outstanding share of common stock, par value $0.001 per share, of Brek. The dividend was payable on March 20, 2002 to the stockholders of record on that date. Upon the happening of certain events, the board of directors could vote to implement Brek’s rights agreement, which would delay, impede or effect a change in control of Brek or could impede a merger, consolidation, takeover or other business combination involving Brek or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Brek. Once the Rights become exercisable, each Right entitles the registered holder to purchase from Brek five shares of common stock at a price of $0.01 per share, subject to adjustment. The description and terms of the Rights are set forth in the rights agreement. See Exhibit 4.2 - Rights Agreement for more details.

(d)  Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

During 2000, Brek issued 50,000 warrants to a former employee. These warrants were exercisable until June 30, 2002 at a price of $8.55 per share.

March 6, 2000 - $11.40 Offering

On March 6, 2000, Brek issued 3,228,500 units, each of which consisted of one share of common stock and a five-year warrant to purchase one third of a share of common stock for $11.40 per whole share, to 15 non-US investors outside the United States for $9.50 per unit. This issuance was exempt from registration pursuant to Regulation S.

In connection with the private placement on March 6, 2000, Brek granted warrants to an investment bank to purchase 26,923 shares of common stock at an exercise price of $7.80 and 223,925 shares of common stock at an exercise price of $11.40 per warrant. All of the warrants expired on March 9, 2005.

March 2000 - Acquisition of Asia Internet Limited

On March 16, 2000, Brek signed an agreement with the owners of Asia Internet Limited to purchase the entire issued share capital of Asia Internet Limited for a consideration of $1.2 million in cash and 24,870 shares of common stock of Brek. On March 31, 2000, Brek issued 4,974 shares of common stock to Balaji Exports Ltd., 12,435 shares of common stock to Rajan Chellarm Mahboobani, and 7,461 shares of common stock to Ravi Kishinchand Daswani, the share holders of Asia Internet Limited, in exchange for all of the issued and outstanding shares of Asia Internet Limited. Brek relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. No offer was made or accepted in the United States and the share certificates representing the shares were legended with the applicable trading restrictions. See Exhibit 10.1 - Stock Purchase Agreement for more details.

Page - 18

July 2000 - Exercise of Warrants

On July 26, 2000, Brek issued 1,000,000 shares of common stock for the exercise of warrants at an exercise price of $7.80 per warrant. These warrants were issued as part of the December 23, 1999 offering and expired on December 22, 2004.

2000 - Stock Options Granted

Under the 1999 Stock Option Plan, Brek granted the following share purchase options during the fiscal year ended December 31, 2000:

Date of Grant	Number of Options	Exercise Price
February 1, 2000	797,000	$9.90
February 25, 2000	15,000	9.90
March 1, 2000	50,000	9.90
April 1, 2000	315,000	9.90
April 17, 2000	95,000	13.50
May 12, 2000	7,000	14.00
June 19, 2000	50,000	9.90
August 29, 2000	1,145,750	5.05
August 29, 2000	285,000	5.05

On August 29, 2000, Brek approved the granting of new options, with a new exercise price of $5.05 per share, providing the holders first rescinded their existing grants. Holders of 1,145,740 stock options elected to rescind their grants and these were replaced with a like number of new stock options repriced to $5.05 per stock option.

2001 - Stock Options Granted

Under the 2001 Stock Option/Warrant Plan, Brek granted the following share purchase options to employees, directors and consultants of Brek during the fiscal year ended December 31, 2001:
Date of Grant	Number of Options	Exercise Price
October 31, 2001	1,260,000	$0.40

Brek’s 2001 stock option/warrant plan provides for the granting of stock options or warrants for the purchase of a specific number of common shares at a specific price for a specific time period to officers, consultants, directors and key employees. All share options/warrants granted under the 2001 option/warrant plan either vest immediately, at 25% per quarter over a period of one year, or on a performance basis. All options, if remaining unexercised, expire five years after the date of issue.

On October 31, 2001, Brek approved the granting of new options to employees and directors with a new exercise price of $0.40 per share providing the holders first rescinded their existing grants of options and warrants (if any). Holders of 825,000 options granted under the 1999 Stock Option Plan and 235,000 warrants granted on March 29, 2001 elected to rescind their existing grants and these were replaced with new grants totalling 765,000 options.

On October 31, 2001, Brek also granted new options to employees, directors and consultants to purchase up to 495,000 shares of Brek’s common stock at a price of $0.40 per share. The options vested immediately and expire on October 31, 2006. 285,000 of these options were granted to consultants of Brek.

March 2002 - $0.50 Offering

On or about April 9, 2002, Brek issued 2,845,000 shares of common stock at $0.50 per share producing aggregate proceeds of $1,397,500, which was net of related share issue cost of $25,000, received by Brek. The sales were to 14 investors, of which 12 were non-US persons outside the United States and two were accredited investors in the United States. Of these investors, one was a director and executive officer of Brek, one was a director of Brek, and one was an executive officer of Brek. The issuances and sales were exempt under Section 4(2) under the Securities Act of 1933, and Regulations S and D thereunder. All expenditures of proceeds were for normal overhead and other general corporate purposes.

Page - 19

July 31, 2002 - Purchase Agreement with Gasco Energy, Inc.

On July 31, 2002, Brek issued an aggregate 4,125,000 common shares in exchange for an undivided interest in oil and gas properties at a deemed value of $2,862,750. Brek issued 1,237,500 shares of common stock to Richard N. Jeffs, 1,237,500 shares of common stock to Wet Coast Management Corp., a company controlled by Mr. Jeffs, 825,000 shares of common stock to Nicolas Mathys, and 825,000 shares of common stock to Ralph Fuoss in exchange for an undivided interest in Gasco Energy, Inc’s undeveloped mineral leases. Brek relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. No offer was made or accepted in the United States and the share certificates representing the shares were legended with the applicable trading restrictions. See Exhibit 10.3 - Purchase Agreement for more details.

August 23, 2002 - Penalty Payment

On August 23, 2002, Brek issued 80,000 common shares, at a deemed value of $56,800, to certain subscribers of the March 28, 2002 private placement as a 10% penalty for failing to make its S-3 Registration Statement effective within 120 days, as required under the terms of their private placement agreements. Brek issued 68,000 shares of common stock to Warwick Ventures Ltd. and 12,000 shares of common stock to Ultratech Capital Management.

September 10, 2002 - Severance

On September 10, 2002, Brek issued 100,000 common shares at a price of $0.70 to Gregory Pek, Brek’s former Chief Executive Officer, as part of his severance package. See Item 10 - “Executive Compensation” below for more information.

September 24, 2002 - Settlement of accrued bonuses

On September 24, 2002, Brek issued 50,000 shares of common stock at $0.68 per share to each of two directors and an officer of Brek in settlement of $102,000 in accrued bonuses payable. Brek issued 50,000 shares of common stock to Ian Robinson, 50,000 shares of common stock to Ravi Daswani, and 50,000 shares of common stock to Kenneth Telford. See Item 10 - “Executive Compensation” below for more information.

October 3, 2002 - Exercise of stock options

On September 19, 2002, 50,000 employee stock options, issued under the 2001 stock option warrant plan, were exercised at $0.40 per share for cash proceeds of $20,000. Upon receipt of the exercise price in full, Brek issued 50,000 shares of common stock to Steve Corbin on October 3, 2002.

2002 - Stock Options Granted

Under the 2001 Stock Option/Warrant Plan, Brek granted the following share purchase options to employees, directors and consultants of Brek during the fiscal year ended December 31, 2002:

Date of Grant	Number of Options	Exercise Price
July 15, 2002	420,000	$0.55

On July 15, 2002, Brek granted options to employees and directors to purchase up to 370,000 shares of Brek’s common stock at a price of $0.55 per share. The options vested immediately and expire on July 15, 2007.

On July 15, 2002, Brek also granted options to officers to purchase up to 50,000 shares of Brek’s common stock at a price of $0.55 per share. The options vest 25% every 6 months, and expire 3 months after termination of employment.

(e)	Penny Stock Rules

Trading in Brek’s shares of common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends Brek’s shares of common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Brek’s shares of common stock, which could severely limit their market price and liquidity of Brek’s shares of common stock.

Page - 20

The “penny stock” rules also imposes additional sales practice requirements on broker/dealers who sell penny stock. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following is a discussion and analysis of the consolidated financial condition and results of operations of Brek Energy Corporation for the fiscal years ended December 31, 2002 and 2001. You should read the following in conjunction with the consolidated financial statements and related notes appearing elsewhere herein.

OVERVIEW

Until 2002, we focused our operations on the electronic payment processing business. During 2001 and 2002, we disposed of our electronic payment processing businesses. In July, 2002, we acquired a 25% working interest in the undeveloped oil and gas leases owned by Gasco Energy, Inc. in Utah, Wyoming and California, and we acquired a 51.53% non-dilutable voting interest in Vallenar Energy Corp., a company engaged in oil and gas exploration in Texas.

Since we acquired our oil and gas interests, we have focused our attention on our oil and gas operations, primarily in Utah and Wyoming. We are not the operator on any of the properties. The main focus of our oil and gas exploration business is in the Untied States.

As of the date of this filing, we have participated in the drilling or re-completion of eleven wells and have ten producing wells in which we have net revenue interests of between 8% and 20%. One well, an earning well drilled by Burlington in 2002, is shut in. We are still paying for work on one well that was completed during the summer of 2005. We believe that this work will increase the production in the well, with a corresponding increase in revenue.

We have farmed out the drilling of six wells. Under the farmout agreements, we agreed to forfeit 100% of our interest in five wells and wellbores and 75% of our interest in one well and wellbore, and to relinquish 70% of our leasehold interest in the acreage surrounding four wells and 75% in the acreage surrounding two wells in exchange for the right to back in to a 7.5% working interest in four wells and wellbores when the farmee has recovered 100% of its drilling and operating costs, an over-riding royalty interest in the revenue from one well convertible to a wellbore interest when the farmee has recovered 100% of its drilling and operating costs, and 7.5% of the revenue that we would have earned from one well had we not relinquished our well and wellbore interests in the well.

We transferred one-half of our interest in two wells and wellbores and all of our interest in one well and wellbore, all in Utah, to a small drilling fund for which the fund paid us its share of the drilling and completion costs. We used the recovered funds to invest in drilling other wells. The well in which we transferred all of our interest was an earning well.

We did not consent to the drilling of twenty wells proposed by Gasco. As a result of our non-consent, Gasco has drilled or will drill the wells bearing 100% of the costs and is entitled to all of the revenue generated from the sale of oil and gas until they have recovered 300% of their drilling costs, 150% of the costs of newly acquired equipment in the well, and 100% of the operating costs and the costs of any newly acquired surface equipment beyond the wellhead connections, at which time we are entitled to our percentage of the revenue. The average cost of these non-consent wells is approximately $3.5 million, so we do not expect to see any revenue from them for some time, if ever. We have not, however, forfeited any leasehold interests and can participate in future drilling that is proposed for other locations on the same lease

Page - 21

We are in the early stages of development and have insufficient operating history on which to base an evaluation of our business and prospects. Any such evaluation must be made in light of the risks frequently encountered by companies in their early states of development, particularly for companies in high risk sectors such as oil and gas. Our longer-term ability to emerge from the development stage depends upon our oil and gas properties proving up sufficient reserves and if sufficient reserves are proved, bringing these properties into production.

Since inception we have had recurring operating losses and continuing negative cash flows from operations. Due to these factors the consolidated financial statements have been prepared on a going concern basis. We believe that our cash and cash equivalents, as of December 31, 2002, and the date of this filing, are not sufficient to satisfy our working capital needs and that we must raise funds by borrowing, raising additional equity or liquidating assets to satisfy our operational and working capital requirements in the foreseeable future.

RESULTS OF OPERATIONS

Revenues

We are in the development stage and had no revenue during the year ended December 31, 2002. Due to the disposal of our subsidiary, First Ecom Systems Limited, on September 30, 2002, all revenue from this electronic systems payment processing business was reclassified to discontinued operations for the years ended December 31, 2002, 2001 and 2000. We expect to generate revenue from our oil and gas properties, but it will be nominal until we have drilled enough wells to generate meaningful revenue.

Before these reclassifications, total revenues for year ended December 31, 2001, were $301,978 as compared to $38,223 for the year ended December 31, 2000. At December 31, 2002, systems integration revenue of $816,648 related to Asia Internet Limited, which we acquired on March 31, 2000, was reclassified to discontinued operations. During 2001, $250,567 of the total revenue was due to consolidation of FEDS revenue for the period from June 19, 2001 to October 19, 2001.

Operating Expenses

Total operating expenses increased by $21,983,937 or 9456% from $232,475 for the year ended December 31, 2001, to $22,216,412 for the year ended December 31, 2002. This increase was due to $611,628 in sales and marketing expenses, $6,920,666 in administrative expenses, $836,134 in systems and technology expenses and $3,159,505 in charges for impairment of certain long-lived and prepaid assets being reclassified to discontinued operations at December 31, 2001, due to the disposal of First Ecom Systems Limited on September 30, 2002. The increase was also due to an increase in charges for impairment of certain long-lived assets during 2002 of $16,634,187 which was due to the recording of an impairment charge on our oil and gas properties, $1,901,106 due to impairment of our note receivable and $8,015 due to impairment on our fixed assets. Due to the sale of First Ecom Systems Limited on September 30, 2002, at December 31, 2002, we reclassified First Ecom System Limited’s December 31, 2000, operating expenses in the amount of $12,849,315 to discontinued operations. Our operating expenses have decreased significantly since 2002 due to our having discontinued all electronic payments processing operations.

Before these reclassifications, total operating expenses for the years ended December 31, 2001 and 2000 were $11,760,408 and $12,849,315. The year 2001 included a non-recurring charge of $3,159,505 for impairment of long-lived assets, resulting from the write-down of the carrying value of First Ecommerce Data Services Limited as at September 30, 2001, based on sale proceeds in October 2001, versus a similar charge of $949,418, which resulted from a review of the carrying value of Brek’s electronic payment processing assets in 2000. Of the total operating expenses, $936,586 was due to consolidation of FEDS expenses for the period June 19, 2001 to October 19, 2001. We reclassified the expenses in 2000 of Asia Internet Limited to discontinued operations. The decrease in expenses during 2001 is attributable to a decrease in the number of employees, a decrease in sales and marketing efforts, decreased systems development and the discontinuance of the operations of Asia Internet Limited.

Other Items

Interest income decreased to $40,593 during the year ended December 31, 2002, as compared to $704, 725 during the year ended December 31, 2001. This decrease was due to a decrease in our cash, which we used primarily to cover operating costs in our payments processing subsidiaries until they were discontinued, and to buy oil and gas properties and pay for our oil and gas participation costs.

Page - 22

Interest income decreased to $704,725 during the year ended December 31, 2001 as compared to $1,527,959 during the year ended December 31, 2000. This decrease was due to our decreased cash position during the year and a significant reduction in interest rates. The most significant aspect relating to the decrease in cash was our acquisition of the preferred stock in Gasco Energy Inc.

Interest expense for the years ended December 31, 2002 and 2001 was $nil, because we did not borrow any money during these periods.

Interest expense decreased to $nil during the year ended December 31, 2001 as compared to $2,121 during the year ended December 31, 2000, because we did not borrow any money during 2001.

The losses in equity investments for the year ended December 31, 2002, consisted of $796,370, which was our equity in the losses of Gasco before we exchanged our Gasco preferred shares for a 25% interest in Gasco’s unproved oil and gas properties on July 16, 2002, and $17,011, which was our equity in the losses of Vallenar before we increased our equity interest to 51.53% on June 28, 2002.

The losses of $882,146 in equity investments for the year ended December 31, 2001, consisted of our share of the losses before acquisition of the remaining 50% interest in First Ecommerce Data Services limited on June 18, 2001 ($390,052), and our share of the losses of Gasco Energy, Inc. after we acquired Gasco’s preferred stock on July 19, 2001 ($492,094). During the year ended December 31, 2000, we recorded an equity loss of $292,118 in an affiliate which was wholly attributable to our share of the losses before we acquired the remaining 50% interest in First Ecommerce Data Services Limited.

During the year ended December 31, 2002, we recorded a write down of our investment in an equity investment of $3,309,536. This loss adjusted the carrying value of our equity in Gasco to the fair value amount of $14,402,000, which is based on the average closing market price of Gasco’s shares for two days before and two days after July 16, 2002, the date on which we exchanged our Gasco shares for leasehold interests.

During the year ended December 31, 2002, we recorded a loss on the sale of our investment in shares of uniView Technologies Corporation of $12,611. During the years ended December 31, 2002, 2001 and 2000, we recorded losses of $34,927, $314,339 and $1,632,353 on the write down of our investment in this investment.

During the year ended December 31, 2002, we discontinued the operations of First Ecom Systems Limited, our payment processing business. The discontinuation of these operations resulted in the net operating losses of First Ecom System Limited, for the years ended December 31, 2002, 2001 and 2000, of $1,199,755, $11,225,955 and $12,811,092, being reclassified to discontinued operations.

During the year ended December 31, 2001, we discontinued the operations of our systems integration business which was carried on through our subsidiary Asia Internet Limited. The discontinuation of these operations resulted in a recovery of $1,725,551 which was primarily due to the reversal of unvested stock compensation costs of $1,852,570. During the years ended December 31, 2001 and 2000, we recorded net-operating losses of $236,683 and $4,219,736.

On June 28, 2002, we acquired a further 2 million common shares of Vallenar, which increased our equity interest to 51.53%. At December 31, 2002, we recorded $302,142, which is the minority shareholders’ 48.47% interest in Vallenar’s losses.

Deferred Tax Assets

We recorded a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. If in the future we determine that we will be able to realize deferred tax assets in excess of their recorded amount, we will adjust the deferred tax assets accordingly, which will increase income in the period the determination is made. Likewise if we determine that we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period the determination is made.

Liquidity and Capital Resources

We had cash and cash equivalents of $3,801 and a working capital deficit of $1,376,726 at December 31, 2002. During the year ended December 31, 2002, we used $2,098,755 in cash for operating activities primarily for an operating loss of $27,243,917 and $35,863 in imputed interest on notes receivable. These expenditures were offset by an $813,381 equity loss in affiliates, $302,142 attributed to the minority interest, $228,800 in issuance of shares in settlement of expenses, $106,975 in stock compensation costs, $102,611 in depreciation, $48,976 in losses on disposal of equipment, a $132 loss from discontinued operations, a $113, 420 write-down on equipment, a $12,611 loss on sale of marketable securities, a $34,927 loss recognized on the write-down of marketable securities, $18,543,307 in charges for certain long lived and prepaid assets, $3,309,536 in impairment losses of equity in affiliates, a decrease of $31,307 in accounts receivable and accrued interest receivable, a decrease of $390,428 in other prepaid expenses and deposits, an increase of $776,755 in accounts payable and accrued liabilities, and an increase of $365,717 in amounts due to related parties.

Page - 23

During the year ended December 31, 2002, $1,417,500 in cash was provided by financing activities. These financing activities consisted of receipt of $1,422,500 from the issuance of common shares and receipt of $20,000 from the exercise of stock options, offset by a payment $25,000 in respect of share issue costs.

During the year ended December 31, 2002, $1,403,428 in cash was used in investing activities, These investing activities included cash of $17,537 spent on the purchase of property and equipment, $529,906 spent on our oil and gas properties, $772,563 spent on increasing our equity interest in Vallenar and $361,085 was the effect of the minority interest on the acquisition of the subsidiary, these expenditures were offset by the receipt of loan proceeds of $270,055, receipt of proceeds from the disposal of equipment of $1,837 and receipt of proceeds from the sale of marketable securities of $5,771.

A decrease in working capital of $3,702,199 was due to a decrease in current assets of $2,559,727 plus an increase in current liabilities of $1,142,472. We have accumulated a deficit of $61,080,323 since inception and have stockholders’ equity of $598,107. We have no contingencies or long term commitments except for the Transworld litigation which is disclosed in the contingencies and commitments footnote to the financial statements and the Burlington litigation which is disclosed in the subsequent event footnote to the financial statement, appearing elsewhere herein.

We did not have any fund raising activities during 2001.

At December 31, 2001, we had approximately $2.1 million in cash, cash equivalents and marketable securities available to fund operations. We significantly lowered our on going expenditures and overhead during 2001 buy reducing the number of employees, closing offices and leasing more affordable office space.

Plan of Operation for the Next Twelve Months

This is a discussion of the plan of operation for the twelve months following the date of this filing. As of December 31, 2002, we had either disposed of or discontinued our operations in all of our payments processing subsidiaries and since then we have focused only on our oil and gas operations, primarily in Utah and Wyoming. We own a minority (25%) working interest in our Utah and Wyoming properties and are not the operator. Subsidiaries of Gasco Energy, Inc. own the majority (75%) working interest in these and the California properties, and Gasco Production Company is the operator. As a result of this arrangement, we are, to a large extent, subject to Gasco’s operating plans. In some cases, we and Gasco together own less than 100% of the working interest and the parties with the remaining interests are the operators: for example, our and Gasco’s working interests are less than 100% on properties in which Burlington has working interests and is the operator.

We expect that Gasco or the other operators will propose drilling a number of wells during the remainder of 2005 and in 2006 and we hope to participate in them. Our participation will depend entirely upon our being able to raise the capital required. How much capital we will require depends upon, among other things, how many wells Gasco proposes and the costs of the wells. We anticipate that a well will cost between $3.5 million and $4.5 million to complete; in most cases, our portion of the total cost will be 25%. Drilling costs are difficult to anticipate at this time, as costs have been rising steadily during the past two years, in part because of an increase in demand for materials and expertise in Asia and an increase in drilling activity in the United States and elsewhere in the world.

We have nominal revenue-generating operations and do not have the cash, cash equivalents or investments required to finance our participation in drilling programs or to cover our working capital requirements. We are solely dependent upon external financing and are considering several options for raising funds to meet our future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our capital requirements depend on several factors including participation in drilling programs, acquisitions of oil and gas interests, the rate of market acceptance, our ability to increase revenues, our purchases of equipment, and other factors. If our capital requirements vary materially from those planned, we may require additional financing sooner than anticipated. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all. If we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Debt financing, if available, may involve restrictive covenants, which could restrict our operations or finances. If we cannot raise funds or sell assets, if needed, on acceptable terms, we may not be able to continue our operations, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which could negatively impact our business, operating results and financial condition. We are a party to certain agreements pursuant to which others may drill oil or gas wells on property in which we own an interest. We cannot control the timing or the cost of this drilling. If a well is drilled and we cannot or choose not to pay our share of the cost of the well, then we will have no rights to any production from that well until the operator has recovered its costs under the applicable agreement.

Page - 24

CRITICAL ACCOUNTING POLICIES

Development Stage Activities

We do not have significant operations and in accordance with SFAS No. 7, we are considered a development stage company.

Principles of Consolidation

The consolidated financial statements include our financial statements and our subsidiaries. All significant inter-company balances and transactions have been eliminated. Affiliated companies (20% to 50% owned companies) in which we do not have significant influence are accounted for, using the equity method. Our share of earnings (losses) from these companies are included in the accompanying consolidated statements of operations.

The financial statements for the period prior to our merger with JRL Resources reflect the consolidated financial position and results of operations of FEAL. Subsequent to the merger, the financial statements reflect the consolidated financial position and results of operations of BREK (as successor to JRL Resources subsequent to BREK’s formation and JRL Resources prior to BREK’s formation) and its subsidiaries.

Fair Value of Financial Instruments

The carrying values reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, accrued interest receivable, short term loan, accounts payable and accruals and amounts due to related parties approximate their fair values because of the short term nature of these instruments. The fair value of the note receivable of $1 is an estimate based on the value the Company expects to realize within the next twelve months.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets less salvage value as follows:

Leasehold improvements                                                Over the term of the leases
Computer equipment and processing system  3 years
Furniture, fixtures and office equipment                        5 years

During the year all of the fixed assets were disposed of when the Company changed business direction and disposed of their Hong Kong office.

Goodwill

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of amortization for goodwill and indefinite life intangible assets. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles with finite lives, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires that we complete a transitional goodwill impairment test six months from the date of adoption. The effects of adopting the non-amortization provisions of SFAS 142, assuming these provisions were adopted for the periods presented, are summarized below.

	2002	2001	2000
Reported net loss	$(27,243,917)	$(10,461,322)	$(17,809,461)
Add: Goodwill amortization	-	325,671	291,282

Adjusted net loss	$(27,243,917)	$(10,135,651)	$(17,518,179)

Reported basic and diluted loss per share	$(1.16)	$(0.54)	$(0.98)
Add: Goodwill amortization, per basic and diluted share	-	.02	.02

Adjusted basic and diluted loss per share	$(1.16)	$(0.52)	$(0.96)

Page - 25

During the year ended December 31, 2002, goodwill was written off as part of the loss from discontinued operations.

Long-Lived Assets

SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” requires the recognition of an impairment loss on long-lived assets if the carrying amount exceeds its fair value, as determined using undiscounted cash flows expected to result from the use and eventual disposition of the asset. We adopted SFAS 144, on January 1, 2002. During the year ended December 31, 2002, we recorded $18,543,307 in charges for impairment of certain long-lived assets.

Software Development Costs

Internal and external costs incurred to develop internal-use computer software are expensed during the preliminary project stage and capitalized during the application development stage and amortized over three years. During the years ended December 31, 2002, 2001, and 2000, and the cumulative period from inception to December 31, 2002, $nil, $nil, $130,816 and $225,406 of internal-use computer software development costs were expensed. As of December 31, 2002 and 2001, capitalized software net of accumulated amortization and impairment charges were $nil and $68,411.

Income Taxes

Income tax expense is based on pre-tax financial accounting income. We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. We have recorded a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized.

Oil and Gas Properties

We follow the full-cost method of accounting whereby we capitalize all costs related to the acquisition of oil and gas leases and acquisition and development of oil and gas properties into a single cost center (“full-cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full-cost pool.

We compute the depletion of exploration and development costs and depreciation of production equipment using the units-of-production method based upon estimated proven oil and gas reserves. We withhold the costs of unproved properties from the depletion base until they are either developed or abandoned. We review the properties periodically for impairment. We transfer total well costs to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, we convert relative volumes of oil and gas production and reserves at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. Our oil and gas wells began producing after December 31, 2002; accordingly we have not recorded any depletion expenses before or during the year ended December 31, 2002.

Under the full-cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

Stock-based Compensation

We account for stock-based compensation arrangements with employees in accordance with the provisions of APB 25 and comply with the disclosure provisions of SFAS 123. Under APB 25, compensation expense is based on the difference, if any, between the fair value of our stock and the exercise price of options issued on the date of grant. We amortize the unearned compensation over the vesting period of the individual options.

Page - 26

For stock options granted to employees and directors, with exercise prices at or above the market value of the stock on the grant date, we adopted the disclosure-only provisions of SFAS 123. Had compensation cost been recognized based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, our net losses and loss per share would have been reduced to the following pro forma amounts at December 31, 2002. Also disclosed below are the pro-forma amounts previously disclosed and pro forma amounts that have been restated due to a prior period adjustment which was caused by an error in the calculation of stock based compensation related to stock options issued, reissued and re-priced during December 2001, 2000 and 1999:

For the Year Ended
December 31, 2002
Net Loss
As reported	$(27,243,917)
Pro forma	$(27,767,867)

Basic and Diluted Loss Per Share
As reported	$(1.16)
Pro forma	$(1.19)

	Year Ended	Year Ended	Year Ended
	Dec 31, 2001	Dec 31, 2000	Dec 31, 1999
Net Loss
As reported	$(10,461,322)	$(17,809,461)	$(6,788,885)
Pro forma
-as previously disclosed	$(9,542,863)	$(20,598,526)	$(8,113,944)
-as restated	$(11,228,256)	$(21,520,755)	$(8,010,239)

Basic and Diluted Loss Per Share
As reported	$(0.55)	$(0.99)	$(0.56)
Pro forma
-as previously disclosed	$(0.50)	$(1.14)	$(0.67)
-as restated	$(0.58)	$(1.19)	$(0.67)

The fair value of the common stock options granted during the years ended December 31, 2002, 2001, 2000 and 1999, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions:

2002
Expected dividend yield	-
Expected price volatility	131% to 151%
Risk-free interest rate	3% to 5.5%
Expected life of options	5 years

	2001 As Restated	2001 As Previously Disclosed
Expected dividend yield	-	-
Expected price volatility	151%	93.15% to 150.69%
Risk-free interest rate	5.5%	5.5%
Expected life of options	5 years	3 and 5 years

Page - 27

	2000 As Restated	2000 As Previously Disclosed
Expected dividend yield	-	-
Expected price volatility	110%	93.15% to 129.54%
Risk-free interest rate	5.5%	5.5%
Expected life of options	5 years	3 years

	1999 As Restated	1999 As Previously Disclosed
Expected dividend yield	-	-
Expected price volatility	51.45% to 91.20%	54.45% to 91.2%
Risk-free interest rate	5.5%	5.5%
Expected life of options	5 years	3 years

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123, and Emerging Issues Task Force No. 96-18 (“EITF 96-18”). We account for all transactions in which we receive goods or services as consideration for the issuance of equity instruments based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

We account for the re-pricing and re-issuing of stock options under the variable accounting provisions of FIN 44.

Recent Accounting Pronouncements

SFAS No. 141 (“SFAS 141”), “Business Combinations” and SFAS No. 142 (“SFAS 142”), “Goodwill and Intangible Assets”, were issued by the FASB in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. The FASB, the Securities and Exchange Commission (“SEC”) and others are engaged in deliberations on the issue of whether SFAS 141 and 142 require interests held under oil, gas and mineral leases or other contractual arrangements be classified as intangible assets. If these interests were deemed to be intangible assets, mineral interest use rights for both undeveloped and developed leaseholds would be classified separately from oil and gas properties and intangible assets on our balance sheets only, but these costs would continue to be aggregated with other costs of oil and gas properties in the notes to the financial statements in accordance with SFAS No. 69 (“SFAS 69”), “Disclosures about Oil and Gas Producing Activities”. Additional disclosures required by SFAS 141 and 142 would also be included in the notes to financial statements. Historically, and to our knowledge, we and all other oil and gas companies have continued to include these oil and gas leasehold interests as part of oil and gas properties after SFAS 141 and 142 became effective. We believe that few oil and natural gas companies have adopted this interpretation or changed their balance sheet presentation for oil and gas leaseholds since the implementation of SFAS 141 and 142.

As applied to companies like Brek that have adopted full-cost accounting for oil and gas activities, we understand that this interpretation of SFAS 141 and 142 would only affect our balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001 and our unproved oil and gas leaseholds. Our results of operations would not be affected, since these leasehold costs would continue to be amortized in accordance with full cost accounting rules. At December 31, 2002, we had undeveloped leaseholds of approximately $2.03 million, that would be classified on the balance sheets as “intangible undeveloped leaseholds” if we applied the interpretation currently being deliberated. This classification would require that we make the disclosures set forth under SFAS 142 related to these interests. Our current disclosures are those required by SFAS 69.

We will continue to classify our oil and gas leaseholds as tangible oil and gas properties until further guidance is provided. Although most of our oil and gas property interests are held under oil and gas leases, we do not expect that this interpretation, if adopted, would have a material impact on our financial condition or results of operations.

Contractual Obligations

We did not have any contractual obligations at December 31, 2002, or as of the date of this filing, except for lease commitments totaling $88,050 for the first quarter of 2003.

Page - 28

Internal and External Sources of Liquidity

We have funded our operations principally through the private placement of shares and the exercise of stock purchase warrants.

Inflation

We do not believe that inflation will have a material impact on our future operations.

Uncertainties Relating to Forward Looking Statements

This Form 10-KSB Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by our use of words such as “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our strategy for participating in drilling programs, increasing revenues, and raising capital from external sources are forward-looking statements.

All forward-looking statements are made as of the date of filing of this Form 10-KSB and we disclaim any duty to update these statements.

Certain parts of this Form 10-KSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Our actual results could differ materially from those in our forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause our future results to differ from these expectations include general economic conditions, particularly as they affect our ability to raise sufficient working capital, the costs of bringing our oil and gas properties into production, and the market for our production. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, our outcome may vary substantially from our anticipated or projected results, and accordingly, we express no opinion on the achievability of those forward-looking statements and give no assurance that any of the assumptions relating to the forward-looking statements are accurate.

We may, from time to time, make oral forward-looking statements. We strongly advise you to read the foregoing paragraphs and the risk factors described in this annual report and in our other documents filed with the United States Securities and Exchange Commission for a description of certain factors that could cause our actual results to differ materially from those in the oral forward-looking statements. We disclaim any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 7. Financial Statements

See audited financial statements for the period ended December 31, 2002 and 2001 attached as Exhibit A to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in or disagreements with Brek’s accountants on accounting and financial disclosure. Brek’s principal independent accountant since November 24, 2004 to the current date is Hall & Company, Certified Public Accountants Inc., 16140 Sand Canyon Avenue, Suite 100, Irvine California, 92618

Effective November 24, 2004, Brek’s board of directors approved a change in Brek’s independent auditors. None of the reports of Deloitte Touche Tohmatsu, Chartered Accountants on the financial statements of Brek’s for the fiscal years ended December 31, 2000 and 2001 contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Although audited statements prepared by Deloitte Touche Tohmatsu, Chartered Accountants contained a going concern qualification, such financial statements did not contain any adjustments for uncertainties stated therein, nor have there been at any time, disagreements between Brek and Deloitte Touche Tohmatsu, Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Brek retained the accounting firm of Hall & Company, Certified Public Accountants Inc., to serve as its independent accountants to audit its financial statements beginning with the year ended December 31, 2002. This engagement became effective November 24, 2004. Prior to its engagement as Brek’s independent auditors, Hall & Company, Certified Public Accountants Inc., had not been consulted by Brek either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on Brek’s financial statements or on any other matter that was the subject of any prior disagreement between Brek and its previous certifying accountants.

Page - 29

Item 8A.     Controls and Procedures.

Brek maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Brek’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Brek’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, Brek’s Chief Executive Officer and Chief Financial Officer believe Brek’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by Brek in this report is accumulated and communicated to Brek’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, Brek’s chief executive officer and chief financial officer concluded that Brek’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in Brek’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Item 8B. Other Information

During the fourth quarter of the fiscal year covered by this Form 10-KSB, Brek reported all information that was required to be disclosed in a report on Form 8-K, except for the following.

Item 2.06 - Material Impairments

In February 2003, it was determined that a note receivable from Transworld Payment Solutions N.V. in the amount of $1,901,107 was impaired due to Transworld commencing a legal action against a subsidiary of Brek in which Transworld claimed that First Ecom Systems Limited had promised to develop and supply them with certain software. See “Item 3. Legal Proceedings” above for more details.

Item 2.06 - Material Impairments

Based on a reserve study completed during the first quarter of 2005, it was determined that a $16,634,187 impairment charge needed to be taken against the oil and gas properties at December 31, 2002.

Item 3.01 - Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On October 31, 2002, Brek received a Nasdaq Staff Determination that Brek’s shares of common stock during the 90-day period ending on October 30, 2002, had not maintained a closing bid price of $1.00 per share for the ten consecutive trading days necessary to qualify for continued listing on the National Market System, and that Brek’s shares of common stock were therefore subject to de-listing from the Nasdaq National Market on November 8, 2002, for failure to comply with Marketplace Rule 4450.

Brek applied to list its shares of common stock on the Nasdaq SmallCap Market, where it would be eligible for re-listing on the National Market System if it maintained a closing bid price of $1.00 for 30 consecutive trading days before January 28, 2003. However, Brek was unable to maintain the minimum closing bid price for the required time period and on December 3, 2002, Brek was removed from the Nasdaq National Market System for failing to maintain minimum listing requirements.

Subsequently, on May 23, 2003, Brek’s shares of common stock ceased to be quoted on the NASD OTC Bulletin Board for failing to make timely filings with the Securities & Exchange Commission, a listing requirement of the NASD OTC Bulletin Board, following which Brek’s shares of common stock were moved to and quoted on the gray market under the same symbol, “BREK”.

Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointments of Principal Officers

In September 2002, both Douglas Moore and Andrew Leitch resigned as directors of Brek.

Page - 30

On October 8, 2002, Greg Pek resigned as both CEO and president of Brek and Richard N. Jeffs was appointed the new CEO and president of Brek to replace Mr. Pek. At that time, Mr. Jeffs was and had been a self-employed businessman since 1990 and a director of a private venture capital company since 1999. See “Item 12. Certain Relationships and Related Transactions” below for more details.

On November 14, 2002, Brek became aware that itself, Vallenar Energy Corp., Richard Jeffs, and Vallenar Energy Corp’s president and CEO, Jeff Paquin, had been named in a Temporary Order and Notice of Hearing regarding certain alleged violations of the British Columbia Securities Act (the “BCSA”). This Temporary Order and Notice of Hearing (the “Temporary Order”) alleged that Messrs. Jeffs and Paquin, together with others, engaged in acts in furtherance of trades of shares of Brek (and other issuers) and advised persons to purchase shares of Brek (and other issuers) without being registered under the British Columbia Securities Act. The Temporary Order required Messrs. Jeffs and Paquin to resign from their positions as officers of Brek and Vallenar Energy Corp., and prohibited them and Brek and Vallenar Energy Corp. from trading in any securities and from engaging in investor relations activities in British Columbia. Management believed that neither it nor Vallenar Energy Corp. violated the BCSA or engaged in any activity that would require them to be registered under the BCSA. The British Columbia Securities Commission rescinded the temporary orders against Brek, Mr. Jeffs and others on December 5, 2002, and withdrew the notice of hearing on April 1, 2003. To the best of management’s knowledge, the British Columbia Securities Commission has issued no further orders or notices in connection with this matter.

As a result of the Temporary Order, Richard N. Jeffs resigned as both the CEO and president of Brek on November 20, 2002. At that time, the Nominating Committee was searching for a qualified candidate who was willing to accept the position, but no replacement was appointed. Even without a CEO, the board of directors believed, until such a candidate was found, Brek would not adversely affected by the lack of a CEO. See “Item 3. Legal Proceedings” above for more details.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Identify Directors and Executive Officers

Each director of Brek or its subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Brek’s and its subsidiaries’ management teams as of December 31, 2002 are listed below.

Management Teams
	Brek Energy Corporation (1)	Brek Petroleum Inc.	Brek Petroleum (California), Inc.	Vallenar Energy Corp.
Gregory Pek	Director	n/a	n/a	Director
Ian Robinson	Director	n/a	n/a	n/a
Jim Pratt	Director	n/a	n/a	n/a
Ravi Daswani	Director	n/a	n/a	n/a
Kenneth Telford	Chief Financial Officer	Director, President, Treasurer, and Secretary	Director, CEO, Chief Financial Officer, and Secretary	Director, Vice-President, Treasurer and Secretary
(1) Richard Jeffs was briefly the CEO of Brek from September 2002 until his resignation in November 2002. As of December 31, 2002, no one had been appointed to fill the office of CEO.

Gregory Pek - Mr. Pek (48 years old) has been a director of Brek since March 1999. Mr. Pek was a co-founder of Brek and was the president and chief executive officer of Brek from March 1999 until June 2000. Mr. Pek was the chairman of the board of Brek from June 2000 until November 2000. Mr. Pek was the president and co-chief executive officer of Brek from October 2000 until August 2001. From August 2001 until October 2002, Mr. Pek was the chief executive officer of Brek. Finally, from November 2003 until January 2005, Mr. Pek was the chief financial officer of Brek. Since December 2002, Mr. Pek has been a director and officer of Global Financial Network Limited, a private Hong Kong company. From 1994 to 1999, Mr. Pek was an executive officer of both David Resources Company Limited, a petroleum and wine trading company, and Kong Tai International Holdings Company Limited, a real property investment company. From September 1998 to February 1999, Mr. Pek was a director of Singapore Hong Kong Properties Investment Limited, another real property investment company. Mr. Pek obtained a Bachelor of Commerce from the University of British Columbia in 1978. In 1981, Mr. Pek received his chartered accountant designation after articling with Clarkson Gordon.

Page - 31

Ian Robinson - Mr. Robinson (64) has been a director of Brek since April 2001. Since 1995, Mr. Robinson has been the owner and managing director of Robinson Management Limited, a business consulting firm. In 1962, Mr. Robinson received his CPA designation from the Institute of Chartered Accountants of Australia.

Jim Pratt - Mr. Pratt (54) has been a director of Brek since June 2000. In the past five years, Mr. Pratt served as the CEO of Peoples Phone in Hong Kong and is currently the Managing Director of Asia Wireless, a Division of Telstra On Air, Telstra Corporation of Australia. Mr. Pratt oversees all of Telstra Group’s wireless operations and is responsible for their various investments throughout the Asia Pacific Region. Mr. Pratt has more than thirty years international management experience in the Asia-Pacific telecommunications industry. Also, Mr. Pratt currently represents Singtel Optus Limited as the chairman of the GSM Association. Mr. Pratt is also an executive director of GlobeTrac Inc., a NASDAQ-quoted company.

Ravi Daswani - Mr. Daswani (36) has been a director of Brek since March 1999. Mr. Daswani was Chief Operating Officer of Brek from March 3, 1999 until August 31, 2001 and co-Chief Executive Officer from October 16, 2000 to August 31, 2001 when he retired to pursue other business interests. From December 1997 to February 1999 Mr. Daswani was the managing director and co-owner of Asia Internet Limited, a Hong Kong Internet service provider. For more than three years before December 1997, Mr. Daswani was the managing director of a wholesale and retail apparel business called Daswani S.A., a Panamanian company.

Kenneth. Telford - Mr. Telford (54) was appointed Brek’s Chief Financial Officer and Secretary in July 2000. Mr. Telford is both a Chartered Accountant (Canada) and Certified Public Accountant (USA). Mr. Telford has been a partner in Sadovnick Telford + Skov, Chartered Accountants in Canada and Telford Sadovnick, PLLC, Certified Public Accountants in the United States since 1994. Mr. Telford was also previously a partner in the international accounting firm Touche Ross & Co. (now Deloitte & Touche) as well as Chief Operating Officer and Chief Financial Officer of an automotive rental company. Mr. Telford has advised numerous companies, operating in both North America and Asia Pacific, on a broad range of financial and business matters including the financial management requirements of U.S. publicly listed companies.

(b) Identify Significant Employees

Brek has no significant employees.

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Brek to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

(1)
No bankruptcy petition has been filed by or against any business of which any director was a general partner or an executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)	No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)
No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)
No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e) Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Brek is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following. Gregory M. Pek, Ian Robinson, James Pratt, Ravi Daswani, Kenneth Telford, and Richard N. Jeffs, all failed to file a Form 5 or to provide Brek with a written representation that a Form 5 was not required.

Page - 32

(f) Audit Committee Financial Expert

Brek has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of Brek’s limited operations, management believes the services of a financial expert are not warranted.

(g) Identification of Audit Committee

During the fiscal year ended December 31, 2002, the Audit Committee consisted of Ian Robinson and James Pratt. The Audit Committee was responsible for (i) reviewing the scope of and the fees for the annual audit, (ii) reviewing with the independent auditors the corporate accounting practices and policies, (iii) reviewing with the independent auditors their final report, and (iv) being available to the independent auditors during the year for consultation purposes. Each of the members of the Audit Committee was independent within the meaning of Rule 4200(a)(15) of the NASD listing standards.

As of December 31, 2002, Brek did not have a written audit committee charter or similar document.

(h) Code of Ethics

As of December 31, 2002, Brek had not adopted a code of ethics. The board of directors decided not adopt a code of ethics at that time as Brek had minimal operations, had no employees or management, and the board of directors was managing Brek’s minimal operations.

Item 10. Executive Compensation.

Brek has paid $744,672 in compensation to its named executive officers during its 2002 fiscal year.

SUMMARY COMPENSATION TABLE

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
Gregory Pek CEO / President Mar 1999 - Oct 2000 Aug 2001 - Oct 2002 Co-CEO / President Oct 2000 - Aug 2001	2000 2001 2002	238,172 218,710 189,286 [1]	nil 107,097 nil	nil 15,484 [2] 27,871 [2]	nil nil nil	200,000 [3] 75,000 [4] 25,000	nil nil nil	nil nil 70,000 [5]
Kenneth Telford CFO July 2000 - Oct 2003	2000 2001 2002	n/a [6] 259,994 297,806 [7]	n/a [6] 117,419 34,000 [8]	n/a 13,005 [2] 17,209 [2]	n/a nil nil	n/a 200,000 [9] 50,000	n/a nil nil	n/a nil nil
Ravi Daswani COO Mar 1999 - Aug 2001 Co-CEO Oct 2000 - Aug 2001	2000 2001 2002	238,172 154,839 n/a [10]	nil 109,677 34,000 [10]	nil 4,473 [2] n/a	nil nil n/a	200,000 [3] 75,000 [4] n/a	nil nil n/a	nil nil nil [11]
Ian Robinson Chairman Jan 2001 - present	2000 2001 2002	n/a 15,500 40,500 [12]	n/a 64,516 34,000 [13]	n/a nil nil	n/a nil nil	n/a 75,000 [14] 25,000	n/a nil nil	n/a nil nil
Richard N. Jeffs CEO / President Oct 2002- Nov 2002	2000 2001 2002	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil [15]

Page - 33

[1] Gregory Pek accrued $159,038 in additional salary in the fiscal year ended December 31, 2002.
[2] Other annual compensation consisted of housing expense, director’s fees, and employer contributions to the mandatory provident fund in Hong Kong, which is a similar program to Social Security in the United States.
[3] On August 29, 2000, 150,000 of these stock options were rescinded and replaced with 150,000 new stock options, of which 100,000 of the stock options were repriced from $9.90 to $5.05 per stock option and 50,000 of the stock options were repriced from $7.65 to $5.05 per stock option. The fair market value of Brek’s shares of common stock at the time of the grant of the new options was $5.91 per share.
[4] On October 31, 2001, these 75,000 stock options, exercisable at $0.40 per stock option, were issued in consideration of the return and cancellation of 150,000 stock options exercisable at $5.05 per stock option and 50,000 stock options exercisable at $7.65 per stock option. The fair market value of Brek’s shares of common stock at the time of the grant of the new options was $0.41 per share.
[5] Gregory Pek received 100,000 shares of common stock as severance valued at $70,000.
[6] Kenneth Telford’s salary did not exceed $100,000 in the fiscal year ended December 31, 2000.
[7] Kenneth Telford accrued $54,000 in additional salary in the fiscal year ended December 31, 2002.
[8] Kenneth Telford received 50,000 shares of common stock in payment of a bonus accrued during 2001 in the amount of $34,000. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.68 per share.
[9] On October 31, 2001, these 200,000 stock options, exercisable at $0.40 per stock option, were issued in consideration of the return and cancellation of 100,000 stock options exercisable at $5.05 per stock option and 50,000 warrants exercisable at $1.25 per warrant. The fair market value of Brek’s shares of common stock at the time of the grant of the new options was $0.41 per share.
[10] Ravi Daswani was not an executive office during the fiscal year ended December 31, 2002. However, Mr. Daswani received 50,000 shares of common stock as a bonus payment in lieu of an accrued bonus from 2001 in the amount of $34,000. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.68 per share.
[11] Ravi Daswani accrued $10,320 in directors’ fees for the fiscal year ended December 31, 2002.
[12] Ian Robinson accrued $13,500 in additional salary for the fiscal year ended December 31, 2002.
[13] Ian Robinson received 50,000 shares of common stock in payment of salary accrued during 2001 in the amount of $34,000. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.68 per share.
[14] On October 31, 2001, these 75,000 stock options, exercisable at $0.40 per stock option, were issued in consideration of the return and cancellation of 50,000 stock options exercisable at $5.05 per stock option and 50,000 warrants exercisable at $1.25 per warrant. The fair market value of Brek’s shares of common stock at the time of the grant of the new options was $0.41 per share.
[15] Richard N. Jeffs was owed $24,000 for consulting fees at December 31, 2002.

Grant of Stock Options

During the fiscal year ended December 31, 2002, Brek granted an aggregate 420,000 stock options, with the following stock options being granted to the named executive officers.

Name	Number of securities underlying options / SARs granted (#)	Percent of total options / SARs granted to employees in fiscal year	Exercise or base price ($/share)	Expiration date
Gregory Pek	25,000	8.5%	$0.55	July 15, 2007
Ian Robinson	25,000	8.5%	$0.55	July 15, 2007
Ken Telford	50,000	16.9%	$0.55	July 15, 2007
Richard N. Jeffs	nil	nil	n/a	n/a

Existing Stock Options

No stock options or stock appreciation rights were exercised by any named executive officers during the fiscal year ended December 31, 2002.

Existing stock options in the hands of named executive officers and senior management as of December 31, 2002, were as follows:

Page - 34

Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options/SARs at FY-end (#)		Value of unexercised in-the-money options/SARs at FY-end ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gregory Pek	0	nil	81,250	18,750	0	0
Ian Robinson	0	nil	81,250	18,750	0	0
Kenneth Telford	0	nil	212,500	37,500	0	0
Richard N. Jeffs	0	nil	150,000(1)	0	0	0
(1)	Stock options granted to Wet Coast Management Corp. which Richard N. Jeffs is the sole beneficial owner.

Long Term Incentive Plan Awards

Brek did not award any long term incentive plans during the fiscal year ended December 31, 2002.

Director Compensation

During the fiscal year ended December 31, 2002, directors, who are not officers of Brek, were paid fees of $10,320 per year in connection with their serving on the Board. The Chairman of the Board received $54,000 per year. Directors were also reimbursed for out-of-pocket expenses incurred for attending Board meetings.

Termination of Employment

As of December 31, 2002, there were no employment agreements between Brek or the subsidiaries and any named executive officer, and there were no employment agreements or other compensating plans or arrangements with regard to any named executive officer that provided for specific compensation in the event of resignation, retirement, other termination of employment, a change of control of Brek, or from a change in a named executive officer’s responsibilities following a change in control, with the exception of following:

Gregory Pek

In January 1999, Brek entered into an employment agreement with Gregory Pek. The agreement provided that Brek would pay Mr. Pek a monthly salary of HK$100,000 (approximately US$12,820) plus an additional month's salary per calendar year of service as a year-end payment. In January 2000, Mr. Pek's monthly salary was increased to HK$150,000 (approximately US$19,230); however, in December 2000 Mr. Pek agreed to have his monthly salary temporarily reduced to HK$100,000 (approximately US$12,820). Brek entered into new six-month employment agreements with Mr. Pek covering the period from March 1, 2001 to August 31, 2001. During this period, Mr. Pek’s aggregate monthly salary was HK$165,000 (approximately US$21,150) plus an additional lump-sum payment equal to four months’ salary was paid to Mr. Pek in August 2001. In August 2001, Brek entered into new one-year employment agreements with Mr. Pek that provide for an aggregate monthly salary of HK$165,000 (approximately US$21,150) plus an additional month’s salary per calendar year of service as a year-end payment. These agreements terminated on August 31, 2002, and as a result, Brek paid a termination payment to Mr. Pek in August 2002 equal to three months’ salary.

Kenneth Telford

In March 2001, Brek entered into employment agreements with Kenneth Telford, its Chief Financial Officer. Pursuant to these agreements, Brek paid Mr. Telford an aggregate monthly salary of HK$165,000 (approximately US$21,250) for the period from March 1, 2001 through September 30, 2001, and issued Mr. Telford warrants to purchase 50,000 shares of Brek’s common stock at an exercise price of US$1.25 per share, and paid Mr. Telford an additional lump-sum payment in August 2001 equal to four months’ salary. The agreements also provided for an additional month’s salary per calendar year of service as a year-end payment. In August 2001 Brek entered into new one-year employment agreements with Mr. Telford that provide for an aggregate monthly salary of HK$165,000 (approximately US$21,250) plus an additional month's salary per calendar year of service as a year-end payment. This agreement would have terminated on August 31, 2002 unless Brek chose to extend the term of the agreement. If Brek did not choose to extend the term of the agreement, the agreement provided that Brek must pay a termination payment to Mr. Telford in August 2002 equal to three months’ salary.

Brek and Mr. Telford agreed to extend his employment for one year beginning in August 2002. Under the new arrangement with Mr. Telford, he will be paid $27,000 per month. In addition, he will have the option of working less than full time if he chooses, and if he receives payment from another employer other than Brek for time devoted to a job other than being an executive of Brek, Brek may reduce its payments to Mr. Telford by an amount equal to 80% of the amount of such other payments in excess of $3,000 (which reduction may not exceed $10,000).

Page - 35

Compensation Committee

During the fiscal year ended December 31, 2002, Brek’s Compensation Committee consisted of the following non-employee members of Brek's board of directors: Ian Robinson and James Pratt. The Compensation Committee was responsible for reviewing and determining Brek's executive compensation objectives and policies, administers Brek's stock plans and grants stock options.

Item 11. Security Ownership of Certain Beneficial Holders and Management.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Richard N. Jeffs Third Floor 346 Kensington High Street London, UK, W14 8NS	2,685,000 [2] [3]	10.05% [4]
shares of common stock	Gregory Pek 902 Henley Building 5 Queens Road Central, Hong Kong	1,607,500 [5]	6.03% [6]
[1] Based on 26,560,037 shares of common stock issued and outstanding as of December 31, 2002 unless indicated otherwise.
[2] This number includes 1,286,500 shares of common stock that are beneficially owned indirectly.
[3] This number includes 150,000 stock options that can be exercised into one share of common stock per stock option.
[4] Based on 26,710,037 shares of common stock on the assumption that all the stock options in footnote #3 above are exercised.
[5] This number includes 100,000 stock options that can be exercised into one share of common stock per stock option.
[6] Based on 26,660,037 shares of common stock on the assumption that all the stock options in footnote #5 above are exercised.

 (b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Gregory Pek 902 Henley Building 5 Queens Road Central, Hong Kong	1,607,500 [2]	6.03% [3]
shares of common stock	Ian Robinson 902 Henley Boulevard 5 Queen Road Central, Hong Kong	795,000 [4] [5]	2.98% [6]
shares of common stock	James Pratt 32 Greenwich Road, Greenwich Sydney, NSW 2065 Australia	120,000 [7]	0.45% [8]
shares of common stock	Ravi Daswani 902 Henley Building 5 Queens Road Central, Hong Kong	560,461[9]	2.10% [10]
shares of common stock	Kenneth Telford 902 Henley Building 5 Queen’s Road Central, Hong Kong	400,000 [11]	1.49% [12]
shares of common stock	Directors and Executive Officers (as a group)	3,482,961[13]	12.80% [14]
[1] Based on 26,560,037 shares of common stock issued and outstanding as of December 31, 2002 unless indicated otherwise.
[2] This number includes 100,000 stock options that can be exercised into one share of common stock per stock option.
[3] Based on 26,660,037 shares of common stock on the assumption that all the stock options in footnote #2 above are exercised.
[4] This number includes 125,000 shares of common stock that are beneficially owned indirectly.
[5] This number includes 100,000 stock options that can be exercised into one share of common stock per stock option.
[6] Based on 26,660,037 shares of common stock on the assumption that all the stock options in footnote #5 above are exercised.
[7] This number includes 100,000 stock options that can be exercised into one share of common stock per stock option.
[8] Based on 26,660,037 shares of common stock on the assumption that all the stock options in footnote #7 above are exercised.
[9] This number includes 100,000 stock options that can be exercised into one share of common stock per stock option.
[10] Based on 26,660,037 shares of common stock on the assumption that all stock options in footnote #9 above are exercised.
[11] This number includes 250,000 stock options that can be exercised into one share of common stock per stock option.
[12] Based on 26,810,037 shares of common stock on the assumption that all the stock options in footnote #11 above are exercised.
[13] This number includes 650,000 stock options that that can be exercised into one share of common stock per stock option.
[14] Based on 27,210,037 shares of common stock on the assumption that all the stock options in footnote #13 above are exercised.

Page - 36

(c) Changes in Control

Brek is not aware of any arrangement that may result in a change in control of Brek.

Item 12. Certain Relationships and Related Transactions.

(a) Transactions with Related Parties

During the last two fiscal years, no director, executive officer or security holder has had any direct or indirect interest in any transaction or a series of similar transactions that exceeded $60,000 to which Brek or any of its subsidiaries was a party with the exception of the following:

Investor Relations Fees - Pacific Capital Markets Inc.

In 2001 and 2002, Brek paid investor relations fees to Pacific Capital Markets Inc., a company that was one third owned by Richard Jeffs, in the amount of $241,700 and $187,328 respectively.

Stock Purchase Agreement with Vallenar Energy Corp.

On March 12, 2002, Brek paid $12,563 to acquire 2,512,500 common shares of Vallenar Energy Corp’s stock and paid $350,000 to acquire 733,333 preferred shares of Vallenar Energy Corp. Brek’s interest in Vallenar Energy Corp. is the largest outstanding voting block stock. The interest in the preferred shares entitles Brek to a minimum 26% of the voting power of Vallenar that will not be diluted by further issuances of common stock. The preferred shares are convertible into 733,333 common shares at the discretion of Brek. Also, as a shareholder of preferred shares, Brek is entitled to vote as a class on certain extraordinary matters such as a merger or other acquisition. See Exhibit 10.2 - Stock Purchase Agreement for more details.

During 2001, Brek advanced $270,055 to Vallenar Energy Corp. Gregory Pek and Ken Telford are also directors of Vallenar Energy Corp., and Richard N. Jeffs is also a shareholder of Vallenar Energy Corp.

Purchase Agreement with Gasco Energy, Inc.

On July 16, 2002, Gasco Energy, Inc. entered into a purchase agreement with Brek and other stockholders of Gasco Energy, Inc., including Richard Jeffs and Wet Coast Management Corp., which is owned and controlled by Richard Jeffs, pursuant to which Brek and the others purchased from Gasco Energy, Inc. an undivided 25% of Gasco Energy, Inc.’s working interests in all undeveloped acreage owned by Gasco Energy, Inc., representing 35,169 net undeveloped acres, in exchange for 6,250,000 shares of common stock of Gasco Energy, Inc. and 500 shares of preferred stock of Gasco Energy, Inc. held by Brek and the other stockholders. The other stockholders assigned their right to receive their share of such working interests to Brek, so that Brek acquired title to all of the working interests conveyed by Gasco Energy, Inc. in the transaction. For the assignment of their right to Brek, Mr. Jeffs and Wet Coast Management Corp. each received 1,237,500 shares of common stock in the capital of Brek. Brek also has the option to acquire an additional 5% undivided interest in Gasco Energy, Inc.’s undeveloped acreage by paying a total of $10.5 million in two equal installments on or before January 1, 2004 and January 1, 2005, respectively. A 2.5% interest will be conveyed to Brek upon receipt of each installment. Brek must make timely payment of the first installment in order to maintain the option to acquire the additional 2.5% interest with the second installment. See Exhibit 10.3 - Purchase Agreement for more details.

Page - 37

(b) Transactions with Promoters

During the fiscal year ended December 31, 2002, Richard Jeffs, Gregory Pek and Kenneth Telford were the only promoters of Brek. None of the promoters received anything of value from Brek or its subsidiaries nor is any promoter entitled to receive anything of value from Brek or its subsidiaries for services provided as a promoter of Brek or its subsidiaries, except for Mr. Jeffs, as disclosed above under “Transactions with Related Parties”.

Item 13. Exhibits.

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements for the period ended December 31, 2002	Included
3.1	Amended and Restated Articles of Incorporation filed as an Exhibit to Brek’s Form 10-K/A filed on May 14, 2002, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to Brek’s registration statement on Form 10 filed on October 21, 1999, and incorporated herein by reference.	Filed
4.1	1999 Stock Option Plan, filed as an Exhibit to Brek’s Form S-8 (Registration Statement) filed on September 11, 2000, and incorporated herein by reference.	Filed
4.2

Rights Agreement dated March 1, 2002 between Brek Energy Corporation and U.S. Bank N.A., filed as an Exhibit to Brek’s Form 8-K (Current Report) filed on March 6, 2002, and incorporated herein by reference.

Filed
4.3	2001 Employee Stock Option / Warrant Plan, filed as an Exhibit to Brek’s Form S-8 (Registration Statement) filed on July 10, 2002, and incorporated herein by reference.	Filed
10.1

Stock Purchase Agreement dated March 16, 2000 among Brek Energy Corporation, Balaji Exports Ltd., Rajan Chellarm Mahboobani, Ravi Kishinchand Daswani, and Asia Internet Limited, filed as an attached exhibit to Brek’s Form 10-KSB (Annual Report) filed on March 29, 2000, and incorporated herein by reference.

Filed
10.2

Stock Purchase Agreement dated March 12, 2002 between Vallenar Energy Corp. and Brek Energy Corporation, filed as an attached exhibit to Brek’s Form 10-K/A (Annual Report) filed on September 18, 2002, and incorporated herein by reference.

Filed
10.3

Purchase Agreement dated July 16, 2002 among Gasco Energy, Inc., Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek Energy Corporation, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders, filed as an attached exhibit to Brek’s Form 8-K (Current Report) filed on July 31, 2002, and incorporated herein by reference.

Filed
10.4

Share purchase agreement dated October 19, 2001 among First Ecom.com, Inc., First Commerce Asia Limited, FEDS Acquisition Corporation, First Ecom Systems Limited, Transworld Payment Solutions NV, and First Curacao International Bank NV.

Included
10.5	License agreements dated October 19, 2001 among First Ecom.com, Inc., First Ecom Systems Limited, and Transworld Payment Solutions NV.	Included
21	List of Subsidiaries, filed as an attached exhibit to Brek’s Form 10-KSB (2002 - Annual Report) filed on November, 2005, and incorporated herein by reference.	Included
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 38

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Brek’s audit of annual financial statements and for review of financial statements included in Brek’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2002 - $31,552- Hall & Company, Certified Public Accountants Inc.
2001 - $0 - Hall & Company, Certified Public Accountants Inc.

2002 - $57,265 - Deloitte Touche Tohmatsu, Chartered Accountants
2001 - $108,000 - Deloitte Touche Tohmatsu, Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Brek’s financial statements and are not reported in the preceding paragraph were:

2002 - $0- Hall & Company, Certified Public Accountants Inc.
2001 - $0 - Hall & Company, Certified Public Accountants Inc.

2002 - $0 - Deloitte Touche Tohmatsu, Chartered Accountants
2001 - $0 - Deloitte Touche Tohmatsu, Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2002 - $0- Hall & Company, Certified Public Accountants Inc.
2001 - $0 - Hall & Company, Certified Public Accountants Inc.

2002 - $0 - Deloitte Touche Tohmatsu, Chartered Accountants
2001 - $0 - Deloitte Touche Tohmatsu, Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) above were:

2002 - $0- Hall & Company, Certified Public Accountants Inc.
2001 - $0 - Hall & Company, Certified Public Accountants Inc.

2002 - $3,500 - Deloitte Touche Tohmatsu, Chartered Accountants
2001 - $54,897 - Deloitte Touche Tohmatsu, Chartered Accountants

(5) Brek’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit Brek’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Page - 39

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Brek has caused this report to be signed on its behalf by the undersigned duly authorized person.

BREK ENERGY CORPORATION
By: /s/ Richard N. Jeffs
Name:  Richard N. Jeffs
Title: Director and CEO
Dated: October 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Brek and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Richard N. Jeffs	President, CEO, Principal Executive Officer, CFO, Principal Financial Officer and a member of the Board of Directors	31 October 2005
/s/ Gregory Pek	Member of the Board of Directors	4 November 2005
/s/ Ian Robinson	Member of the Board of Directors	4 November 2005
/s/ Michael L. Nazmack	Member of the Board of Directors	31 October 2005
/s/ Eugene Sweeney	Member of the Board of Directors	November 2005
/s/ Shawne Malone	Member of the Board of Directors	31 October 2005

Page - 40

Exhibit 31

Page - 41

BREK ENERGY CORPORATION
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Richard N. Jeffs, certify that:

1.   I have reviewed this quarterly report on Form 10-KSB of Brek Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: October 31, 2005

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Executive Officer

Page - 42

BREK ENERGY CORPORATION
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Richard N. Jeffs, certify that:

1.   I have reviewed this quarterly report on Form 10-KSB of Brek Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: October 31, 2005

/s/Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

Page - 43

Exhibit 32

Page - 44

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Brek Energy Corporation (“Brek”) on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, President and Chief Executive Officer of Brek and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/Richard N. Jeffs
Richard N. Jeffs
Chief Executive Officer

October 31, 2005

Page - 45

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Brek Energy Corporation (“Brek”) on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard n. Jeffs, Chief Financial Officer of Brek and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

October 31, 2005

Page - 46

Exhibit A
Financial Statements

Page - 47

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 48

16140 SAND CANYON AVE., SUITE 100
IRVINE, CALIFORNIA 92618
                    HALL&COMPANY Certified Public Accountants, Inc.     (949) 910-HALL (4255)
                                    TAX, FINANCIAL AND BUSINESS ADVISORY SERVICES             FAX (949) 910-4256

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

August 30, 2005

To the Board of Directors and Stockholders of
Brek Energy Corporation (Formerly First Ecom.com, Inc.)
London, United Kingdom

We have audited the accompanying consolidated balance sheet of Brek Energy Corporation as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Brek Energy Corporation as of December 31, 2000 and 2001 were audited by other auditors whose report dated March 20, 2002, expressed an unqualified opinion.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brek Energy Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

HALL & COMPANY
Irvine, California

Page - 49

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current Assets

Cash and cash equivalents	$3,801	$2,088,484
Trade accounts receivable	877	28,858
Accrued interest receivable	-	3,326
Marketable securities (Note 3)	-	53,309
Prepaid insurance	-	288,869
Prepaid deposits	-	39,226
Other prepaid expenses and deposits	32,447	94,780

	37,125	2,596,852

Note receivable (Note 5)	1	1,865,244
Loan receivable (Note 6)	-	270,055
Property and equipment, net (Note 7)	-	257,321
Oil and gas properties (Note 8)	2,032,860	-
Equity in affiliate (Note 10)	-	18,507,906

TOTAL ASSETS	$2,069,986	$23,497,378

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$1,048,134	$271,379
Due to related parties (Note 12)	365,717	-

TOTAL LIABILITIES	1,413,851	271,379

Commitments and contingencies (Note 19)

Minority interest (Note 9)	58,028	-

STOCKHOLDERS' EQUITY

Share capital (Note 13)
Authorized
300,000,000 common shares, $0.001 par value
Issued and outstanding
26,560,037 and 19,210,037 common shares	26,561	19,211
Additional paid in capital	53,635,745	50,250,332
Common stock purchase warrants	8,016,124	8,016,124
Deficit accumulated during the development stage	(61,080,323)	(35,059,668)

TOTAL STOCKHOLDERS' EQUITY	598,107	23,225,999

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,069,986	$23,497,378

The accompanying notes are an integral part of these consolidated financial statements

Page - 50

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative
	Twelve Months			from Inception
	Ended December 31,			September 16, 1998
	2002	2001	2000	to December 31, 2002

Revenue	$-	$-	$-	$-

Expenses

Operating expenses
General and administrative	3,673,105	232,475	-	3,905,580
Charges for impairment of certain
long-lived assets, (Notes 5, 7 and 8)	18,543,307	-	-	18,543,307

Total operating expenses	22,216,412	232,475	-	22,448,887

Loss from operations	(22,216,412)	(232,475)	-	(22,448,887)

Other (Expenses) Income
Interest income	40,593	704,725	1,527,959	2,310,038
Interest expense	-	-	(2,121)	(473,545)
Loss on sale of marketable securities, (Note 3)	(12,611)	-	-	(12,611)
Loss on write-down of marketable securities, (Note 3)	(34,927)	(314,339)	(1,632,353)	(1,981,619)
Losses in equity investees (Notes 9 and 10)	(813,381)	(492,094)	-	(1,305,475)
Write down in investment in equity investee, (Note 10)	(3,309,536)	-	-	(3,309,536)

Total other (expenses) income	(4,129,862)	(101,708)	(106,515)	(4,772,748)
-
Loss from continuing operations	(26,346,274)	(334,183)	(106,515)	(27,221,635)
-
Minority interest, (Note 9)	302,142	-	-	302,142

Net loss before discontinued operations	(26,044,132)	(334,183)	(106,515)	(26,919,493)

Income (loss) from discontinued operations, (Note 11)
Net loss -payment processing	(1,199,653)	(11,225,955)	(12,811,092)	(31,590,922)
Net loss -system integration	-	(236,683)	(4,219,736)	(4,456,419)
Equity in loss of affiliate	-	(390,052)	(292,118)	(682,170)
(Loss) gain on discontinuance (net of $Nil tax effect)	(132)	1,725,551	-	1,725,419

Total income (loss) from discontinuance	(1,199,785)	(10,127,139)	(17,322,946)	(35,004,092)

Loss before cumulative effect of accounting change	(27,243,917)	(10,461,322)	(17,429,461)	(61,923,585)

Cumulative effect of accounting change	-	-	(380,000)	(380,000)

Net Loss	$(27,243,917)	$(10,461,322)	$(17,809,461)	$(62,303,585)

Basic and diluted loss per share applicable
to common stockholders
Continuing operations	$(1.11)	$(0.02)	$(0.01)
Discontinued operations	(0.05)	(0.53)	(0.96)
Cumulative effect of accounting change	-	-	(0.02)

	$(1.16)	$(0.55)	$(0.99)

Weighted average shares outstanding	23,408,585	19,210,037	18,064,980

The accompanying notes are an integral part of these consolidated financial statements

Page - 51

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2002, 2001, 2000, 1999 and for the period from September 16, 1998 (Inception) to December 31, 1998

					Deficit
				Common	Accumulated
	Common Stock Issued		Additional	Stock	During the
	Number of		Paid in	Purchase	Development
	Shares	Amount	Capital	Warrants	Stage	Total

Balance, September 16, 1998 (Inception)	-	$-	$-	$-	$-	$-

Balance, December 31, 1998	-	-	-	-	-	-

Impact of merger with JRL Resources Corp.	4,040,000	4,040	(4,940)	-	-	(900)
Issuance of shares of common stock
in lieu of organizational costs	8,000,000	8,000	300,000	-	-	308,000
Issuance of common stock and warrants	2,916,667	2,917	17,004,583	360,000	-	17,367,500
Stock based compensation	-	-	646,532	-	-	646,532
Proceeds received on issuance of debt						-
securities with detachable warrants	-	-	410,000	-	-	410,000
Net loss for the year	-	-	-	-	(6,788,885)	(6,788,885)

Balance, December 31, 1999,
as previously stated	14,956,667	14,957	18,356,175	360,000	(6,788,885)	11,942,247

Prior period adjustment	-	-	(207,200)	-	207,200	-

Balance, December 31, 1999, as restated	14,956,667	14,957	18,148,975	360,000	(6,581,685)	11,942,247

Issuance of common stock					-	-
(net of issuance costs of $2,095,562)	3,228,500	3,229	20,915,835	-		20,919,064
Fair value of warrants issued with common stock	-	-	-	7,656,124	-	7,656,124
Stock based compensation	-	-	3,947,837	-	-	3,947,837
Stock issued in business combination	24,870	25	623,963	-	-	623,988
Shares issued on exercise of warrants	1,000,000	1,000	7,799,000	-	-	7,800,000
Cumulative effect of accounting change for
beneficial feature of convertible debt	-	-	380,000	-	-	380,000
Net loss for the year	-	-	-	-	(17,809,461)	(17,809,461)

Balance, December 31, 2000,
as previously stated	19,210,037	19,211	51,815,610	8,016,124	(24,391,146)	35,459,799

Prior period adjustment	-	-	(1,852,245)	-	1,852,245	-

Balance, December 31, 2000, as restated	19,210,037	19,211	49,963,365	8,016,124	(22,538,901)	35,459,799

Issuance of warrants	-	-	174,900	-	-	174,900
Cancellation of stock options relating to
discontinued operations	-	-	(1,947,378)	-	-	(1,947,378)
Net loss for the year	-	-	-	-	(10,461,322)	(10,461,322)

Balance, December 31, 2001,
as previously stated	19,210,037	19,211	48,190,887	8,016,124	(33,000,223)	23,225,999

Prior period adjustment	-	-	836,183	-	(836,183)	-

Balance, December 31, 2001, as restated	19,210,037	19,211	49,027,070	8,016,124	(33,836,406)	23,225,999

Issuance of shares of common stock for cash	2,845,000	2,845	1,419,655	-	-	1,422,500
Share issue costs	-	-	(25,000)	-	-	(25,000)
Issuance of penalty shares	80,000	80	56,720	-	-	56,800
Issuance of shares of common stock in
exchange for oil and gas properties	4,125,000	4,125	2,858,625	-	-	2,862,750
Issuance of shares of common stock						-
settlement of debt	250,000	250	171,750	-	-	172,000
Issuance of shares of common stock
upon exercise of stock options	50,000	50	19,950	-	-	20,000
Stock compensation expense	-	-	106,975	-	-	106,975
Net loss for the year	-	-	-	-	(27,243,917)	(27,243,917)

Balance, December 31, 2002	26,560,037	$26,561	$53,635,745	$8,016,124	$(61,080,323)	$598,107

The accompanying notes are an integral part of these consolidated financial statements

Page - 52

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative
				from Inception,
	Year Ended December 31,			September 16, 1998 to
	2002	2001	2000	December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(27,243,917)	$(10,461,322)	$(17,809,461)	$(62,303,585)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity loss of affiliates	813,381	882,146	292,118	1,987,645
Minority interest	302,142	-	-	302,142
Organizational costs in excess of cash paid	-	-	-	300,000
Issuance of shares in settlement of expenses	228,800	-	-	228,800
Stock compensation costs (recovery)	106,975	(1,772,478)	3,947,837	2,928,866
Depreciation	102,611	446,366	575,587	1,374,946
(Gain) loss on disposal of equipment	48,976	125,537	(6,085)	172,232
Loss from discontinued operations	132	6,943	-	7,075
Write-down of equipment	113,420		-	113,420
Accretion of discount on loan	-	-	-	410,000
Cumulative effect of accounting change for beneficial
feature of convertible debt	-	-	380,000	380,000
Amortization of goodwill	-	325,672	291,282	616,954
Imputed interest on notes receivable	(35,863)	-	-	(35,863)
Loss on sale of marketable securities	12,611	-	-	12,611
Loss recognized on write-down of marketable securities	34,927	314,339	1,632,353	1,981,619
Charges for certain long-lived and prepaid assets	18,543,307	3,159,505	2,405,829	24,108,641
Impairment loss of equity in affiliates	3,309,536	-	-	3,309,536

	(3,662,962)	(6,973,292)	(8,290,540)	(24,104,961)

Changes in operating assets and liabilities net of businesses acquired:
Accounts receivable and accrued interest receivable	31,307	96,852	(52,548)	75,611
Prepaid financial advisory fee	-	-	672,022	-
Other prepaid expenses and deposits	390,428	110,906	(651,061)	(525,505)
Amounts due from stockholders	-	-	12,540	-
Accounts payable and accrued liabilities	776,755	(232,942)	65,498	980,797
Amounts due to related parties	365,717	-	(239,727)	365,717
Deferred rent	-	-	(62,017)	-
Deferred revenue	-	(5,604)	(12,471)	-

NET CASH USED IN OPERATING ACTIVITIES	(2,098,755)	(7,004,080)	(8,558,304)	(23,208,341)

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchases of property and equipment	(17,537)	(316,323)	(520,614)	(2,053,646)
Cash spent on oil and gas properties	(529,906)	-	-	(529,906)
Acquisition of subsidiary	(772,563)	-	-	(772,563)
Proceeds from disposal of equipment	1,837	33,284	22,803	63,730
Proceeds from sale of subsidiary	-	1,418,473	-	1,418,473
Proceeds from sale of marketable securities	5,771	-	-	5,771
Effect of minority interest on acquisition of subsidiary	(361,085)	(2,232,059)	(1,409,319)	(4,002,463)
Investment in marketable securities	-	-	(2,000,000)	(2,000,000)
Investment in and advances to affiliate	-	(1,752,467)	(3,400,000)	(5,152,467)
Acquisition of Gasco Energy, Inc.	-	(19,000,000)	-	(19,000,000)
Loan receivable	270,055	(270,055)	-	-

NET CASH USED IN INVESTING ACTIVITIES	(1,403,428)	(22,119,147)	(7,307,130)	(32,023,071)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	1,422,500	-	30,670,750	50,226,250
Share issue costs	(25,000)	-	(2,460,458)	(2,804,208)
Proceeds from exercise of stock options	20,000	-	-	20,000
Proceeds from exercise of warrants	-	-	7,800,000	7,800,000
Proceeds from short-term loans with detachable warrants	-	-	-	1,000,000
Proceeds from short-term loans	-	-	-	750,000
Repayment of short-term loans	-	-	(27,007)	(1,750,000)
Principal payments under capital lease obligations	-	-	(5,746)	(6,829)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,417,500	-	35,977,539	55,235,213

Net increase (decrease) in cash and cash equivalents	(2,084,683)	(29,123,227)	20,112,105	3,801

Cash and cash equivalents at the beginning of year/period	2,088,484	31,211,711	11,099,606	-

Cash and cash equivalents at at the end of year/period	$3,801	$2,088,484	$31,211,711	$3,801

Supplemental cash information:

Cash paid during the year/period for:
Interest	$-	$-	$2,121	$63,745

Non Cash Transactions:
Issuance of shares for oil and gas properties	$2,862,750
Issuance of penalty shares	$56,800
Issuance of shares of common stock in settlement of debt	$172,000
Stock compensation expense	$106,975
Loan receivable offset against acquisition price of subsidiary	$270,000
Share exchange to acquire 25% interest in oil and gas properties	$17,264,750

The accompanying notes are an integral part of these consolidated financial statements

Page - 53

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Organization
First Ecommerce Asia Limited (“FEAL”) was incorporated in Hong Kong on September 16, 1998. On January 28, 1999, FEAL, entered into an agreement and plan of merger with JRL Resources Corp., (“JRL Resources”) a company incorporated in the State of Florida on November 13, 1996. Pursuant to the terms of the agreement, plan of merger and related agreements, 3,015,000 newly issued shares of JRL Resources and 985,000 shares held by existing shareholders of JRL Resources were exchanged for two shares of FEAL. As a result of this business combination FEAL became a wholly-owned subsidiary of JRL Resources.

The merger between JRL Resources and FEAL was a merger of a private operating company, (FEAL) into a public shell corporation, with nominal net assets, that resulted in the owners and management of the private company (FEAL) obtaining operating control of the combined company after the transaction. For accounting purposes, the transaction has been treated as a reverse merger, of JRL Resources by FEAL with FEAL deemed to be the accounting acquirer.

Pursuant to an agreement and plan of merger dated February 12, 1999, JRL Resources was merged with and into Brek Energy Corporation (formerly First Ecom.com, Inc.) (“BREK” or the Company”), a company incorporated in the State of Nevada on February 12, 1999, with no shares issued and outstanding. Pursuant to the agreement and plan of merger, all of the 12,040,000 outstanding common shares of JRL Resources were exchanged on a one-for-one basis for newly issued shares of BREK, with BREK being the surviving corporation. For accounting purposes, this merger is treated as a re-incorporation of JRL Resources as BREK.

Details of the issuance of common stock are set out in Note 13.

The Company was originally established to facilitate electronic payment processing of e-commerce transactions for merchants and banks across the Internet. The Company developed an electronic gateway to convert consumers’ credit card information, collected by merchants on the Internet, into a format that could be processed by banks. The Company disposed of its payment processing business on September 30, 2002. (Note 11)

During 2001, the Company changed its primary business to that of oil and gas exploration and on July 19, 2001, acquired a 26% non-dilutable voting interest in Gasco Energy, Inc., (“Gasco”). On July 16, 2002, the Company exchanged all of its shareholdings in Gasco for an undivided interest in all of Gasco’s undeveloped mineral leases in Utah, Wyoming, and California. At the same time, the Company acquired an additional undivided interest in Gasco’s undeveloped mineral leases from certain third parties in exchange for the issuance of 4,125,000 shares of the Company. The main focus of the Company’s oil and gas exploration business has been centered in the United States. (Notes 8, 10, 13 and 20)

In March 2002, the Company acquired a 26% non-dilutable voting interest in Vallenar Energy Corp. (“Vallenar”) another company engaged in oil and gas exploration. On June 28, 2002, the Company increased its ownership of Vallenar to 51.53%. (Note 9)

Development Stage Activities
The Company has not commenced significant operations and in accordance with SFAS No. 7, the Company is considered a development stage company.

Page - 54

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Affiliated companies (20% to 50% owned companies) in which the Company does not have significant influence are accounted for, using the equity method. The Company’s share of earnings (losses) from these companies are included in the accompanying consolidated statements of operations.

The financial statements for the period prior to the merger with JRL Resources reflect the consolidated financial position and results of operations of FEAL. Subsequent to the merger, the financial statements reflect the consolidated financial position and results of operations of BREK (as successor to JRL Resources subsequent to BREK’s formation and JRL Resources prior to BREK’s formation) and its subsidiaries.

Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the balance sheets and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Marketable Securities
The Company considers all marketable securities as available-for-sale. All securities are recorded at fair value. Unrealized gains and losses, which are temporary, on marketable securities are reported as a component of other comprehensive income and classified as accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Realized gains and losses and unrealized losses, which are other than temporary on marketable securities are included in earnings and are derived using the specific identification method. The Company sold all of their marketable securities during the year ended December 31, 2002.

Investments
The Company accounts for its investments in entities where it does not have majority voting or management control, using the equity basis. The gains (losses) from equity investments are reported as a component of income (loss).

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company places its cash with various major financial institutions and, by policy, limits the amount of credit exposure with any one financial institution.

Fair Value of Financial Instruments
The carrying values reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, accrued interest receivable, short term loan, accounts payable and accruals and amounts due to related parties approximate their fair values because of the short term nature of these instruments. The fair value of the note receivable of $1 is an estimate based on the value the Company expects to realize within the next twelve months.

Page - 55

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition
Oil and gas revenue will be recognized as income when the oil or gas is produced and sold.

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets less salvage value as follows:

Leasehold improvements                                                        Over the term of the leases
Computer equipment and processing system                      3 years
Furniture, fixtures and office equipment                               5 years

During the year all of the fixed assets were disposed of when the Company changed business direction and disposed of their Hong Kong office. (Note 7)

Goodwill
The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets” on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of amortization for goodwill and indefinite life intangible assets. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles with finite lives, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The effects of adopting the non-amortization provisions of SFAS 142, assuming these provisions were adopted for the periods presented, are summarized below.

	2002	2001	2000
Reported net loss	$(27,243,917)	$(10,461,322)	$(17,809,461)
Add: Goodwill amortization	-	325,671	291,282
Adjusted net loss	$(27,243,917)	$(10,135,651)	$(17,518,179)

Reported basic and diluted loss per share	$(1.16)	$(0.54)	$(0.98)
Add: Goodwill amortization, per basic and diluted share	-	.02	.02
Adjusted basic and diluted loss per share	$(1.16)	$0.52)	$(0.96)

During the year ended December 31, 2002, goodwill was written off as part of the loss from discontinued operations. (Note 11)

Long-Lived Assets
SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” requires the recognition of an impairment loss on long-lived assets if the carrying amount exceeds its fair value, as determined using undiscounted cash flows expected to result from the use and eventual disposition of the asset. SFAS 144, was adopted by the Company on January 1, 2002. During the year ended December 31, 2002, the Company recorded $18,543,307 in charges for impairment of certain long-lived assets. (Notes 5, 7 and 8)

Page - 56

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Software Development Costs
Internal and external costs incurred to develop internal-use computer software are expensed during the preliminary project stage and capitalized during the application development stage and amortized over three years. During the years ended December 31, 2002, 2001, and 2000, and the cumulative period from inception to December 31, 2002, $Nil, $Nil, $130,816 and $225,406 of internal-use computer software development costs were expensed. As of December 31, 2002 and 2001, capitalized software net of accumulated amortization and impairment charges were $Nil and $68,411. (Notes 7 and 11)

Debt Issued with Stock Purchase Warrants
Debt issued with detachable stock purchase warrants is accounted for in accordance with the provisions of Accounting Principles Board Opinion No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Under APB No. 14, the portion of the proceeds of debt securities issued with detachable stock purchase warrants which is allocable to the warrants is accounted for as additional paid-in capital. The allocation is based on the relative fair values of the two securities at the time of issue. Any resulting discount or premium on the debt securities is accounted for as such and amortized over the term of the debt securities.

Foreign Currency
The functional currency of the Company is the Hong Kong dollar. The reporting currency of the Company is the United States dollar. Balance sheet accounts of the Company are translated into United States dollars at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates for the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in consolidated net loss.

Income Taxes
Income tax expense is based on pre-tax financial accounting income. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Research and Development and Advertising
Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $Nil in each of the years ended December 31, 2002, 2001, 2000 and the cumulative period from inception to December 31, 2002. Advertising costs amounted to $129,810, $87,607, $241,485, and $711,081 for the years ended December 31, 2002, 2001, 2000 and the cumulative period from inception to December 31, 2002.

Start-up and Pre-operating Costs
Start-up and pre-operating costs are expensed as incurred.

Comprehensive Income
Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. The Company had no comprehensive income for the years ended December 31, 2002, 2001 and 2000.

Page - 57

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation
The Company accounts for stock-based compensation arrangements with employees in accordance with the provisions of APB 25 and complies with the disclosure provisions of SFAS 123. Under APB 25, compensation expense is based on the difference, if any, between the fair value of the Company’s stock and the exercise price of options issued on the date of grant. The unearned compensation is being amortized over the vesting period of the individual options.

For stock options granted to employees and directors of the Company, with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of SFAS 123. Had compensation cost been recognized based on the fair value at the date of grant consistent with the method prescribed by SFAS No. 123, the Company’s net losses and loss per share would have been increased to the following pro forma amounts at December 31, 2002. Also disclosed below are the pro-forma amounts previously disclosed and pro forma amounts that have been restated due to a prior period adjustment which was caused by an error in the calculation of stock based compensation related to stock options issued, reissued and re-priced during December 2001, 2000 and 1999:

For the Year Ended
December 31, 2002
Net Loss
As reported	$(27,243,917)
Pro forma	$(27,767,867)

Basic and Diluted Loss Per Share
As reported	$(1.16)
Pro forma	$(1.19)

	Year Ended	Year Ended	Year Ended
	Dec 31, 2001	Dec 31, 2000	Dec 31, 1999
Net Loss
As reported	$(10,461,322)	$(17,809,461)	$(6,788,885)
Pro forma
-as previously disclosed	$(9,542,863)	$(20,598,526)	$(8,113,944)
-as restated	$(11,228,256)	$(21,520,755)	$(8,010,239)

Basic and Diluted Loss Per Share
As reported	$(0.55)	$(0.99)	$(0.56)
Pro forma
-as previously disclosed	$(0.50)	$(1.14)	$(0.67)
-as restated	$(0.58)	$(1.19)	$(0.67)

Page - 58

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation, continued
The fair value of the common stock options granted during the years ended December 31, 2002, 2001, 2000 and 1999, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions:

2002
Expected dividend yield	-
Expected price volatility	131% to 151%
Risk-free interest rate	3% to 5.5%
Expected life of options	5 years

	2001 As Restated	2001 As Previously Disclosed
Expected dividend yield	-	-
Expected price volatility	151%	93.15% to 150.69%
Risk-free interest rate	5.5%	5.5%
Expected life of options	5 years	3 and 5 years

	2000 As Restated	2000 As Previously Disclosed
Expected dividend yield	-	-
Expected price volatility	110%	93.15% to 129.54%
Risk-free interest rate	5.5%	5.5%
Expected life of options	5 years	3 years

	1999 As Restated	1999 As Previously Disclosed
Expected dividend yield	-	-
Expected price volatility	51.45% to 91.20%	54.45% to 91.2%
Risk-free interest rate	5.5%	5.5%
Expected life of options	5 years	3 years

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123, and Emerging Issues Task Force No. 96-18 (“EITF 96-18”). All transactions in which goods or services are consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

The Company accounts for the re-pricing and re-issuing of stock options under the variable accounting provisions of FIN 44.

Page - 59

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Oil and Gas Properties
The Company follows the full cost method of accounting whereby all costs related to the acquisition of oil and gas leases and acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Depletion of exploration and development costs and depreciation of production equipment is computed using the units of production method based upon estimated proven oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. The properties are reviewed periodically for impairment. Total well costs are transferred to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. The Company’s oil and gas wells began producing subsequent to December 31, 2002; accordingly the Company has not recorded any depletion expenses prior to or during the year ended December 31, 2002.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. (Notes 8 and 20)

Basic and Diluted Net Income (Loss) Per Common Share (“EPS”)
Basic loss per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution of securities that could occur if securities or other contracts to issue common stock (such as, convertible preferred stock, warrants to purchase common stock and common stock options) were exercised or converted into common stock.

Potential common shares are excluded from the diluted loss per share computation in net loss periods as their effect would be anti-dilutive.

For the years ended December 31, 2002, 2001 and 2000, options to purchase 1,680,000, 3,069,500 and 4,272,250 shares of common stock and warrants to purchase 1,893,682, 2,158,682 and 2,893,682 shares of common stock were outstanding at various times throughout the reported years. Also, for the year ended December 31, 1999, one convertible security to purchase 125,000 shares of common stock at $8.00 per share was outstanding for approximately five months during 1999. At December 31, 2002, 2001 and 2000, options to purchase 1,630,000, 1,280,000 and 1,809,500 shares of common stock and warrants to purchase 1,843,682, 1,893,682 and 1,893,682 shares of common stock were outstanding. The effects of all of these securities were not included in the computation of diluted loss per share, because the Company has been in a net loss position for all periods since the beginning of operations and the effect would be anti-dilutive.

Page - 60

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Accounting Change
In November 2000, the EITF reached a partial consensus on Issue No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”). Since consensus was reached on Issue No. 98-5 in May 1999, there has been diversity in practice as to the measurement of certain beneficial features of convertible instruments. The consensus reached in EITF 00-27 clarifies the measurement of such beneficial features. To the extent that this represents a change in the manner in which an entity previously measured beneficial features of instruments issued subsequent to May 1999, Issue 00-27 requires an entity to re-perform the measurement and report any additional charge as a cumulative effect of change in accounting principle.

In connection with convertible debt issued in 1999, the Company recorded a beneficial conversion feature of approximately $50,000 at December 31, 1999. However, in accordance with guidance set forth in EITF 00-27, at December 31, 2000, the Company recognized an additional beneficial conversion charge of approximately $380,000. (Note 16) The charge is measured by the difference between the effective conversion price of the debt and the fair value of shares of common stock into which the debt is convertible, as measured at the date of issuance. This charge is recognized in the accompanying consolidated statements of operations, as a cumulative effect of accounting change for the year ended December 31, 2000 and as an increase in additional paid in capital in the accompanying consolidated statements of changes in stockholders’ equity and comprehensive income.

Page - 61

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements
SFAS No. 141 (“SFAS 141”), “Business Combinations” and SFAS No. 142 (“SFAS 142”), “Goodwill and Intangible Assets”, were issued by the FASB in June 2001 and became effective for the Company on July 1, 2001 and January 1, 2002, respectively. The FASB, the Securities and Exchange Commission (“SEC”) and others are engaged in deliberations on the issue of whether SFAS 141 and 142 require interests held under oil, gas and mineral leases or other contractual arrangements be classified as intangible assets. If such interests were deemed to be intangible assets, mineral interest use rights for both undeveloped and developed leaseholds would be classified separately from oil and gas properties and intangible assets on the Company’s balance sheets only, but these costs would continue to be aggregated with other costs of oil and gas properties in the notes to the financial statements in accordance with SFAS No. 69 (“SFAS 69”), “Disclosures about Oil and Gas Producing Activities”. Additional disclosures required by SFAS 141 and 142 would also be included in the notes to financial statements. Historically, and to the Company’s knowledge, we and all other oil and gas companies have continued to include these oil and gas leasehold interests as part of oil and gas properties after SFAS 141 and 142 became effective. The Company believes that few oil and natural gas companies have adopted this interpretation or changed their balance sheet presentation for oil and gas leaseholds since the implementation of SFAS 141 and 142.

As applied to companies like BREK that have adopted full cost accounting for oil and gas activities, the Company understands that this interpretation of SFAS 141 and 142 would only affect its balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001 and its unproved oil and gas leaseholds. The Company’s results of operations would not be affected, since these leasehold costs would continue to be amortized in accordance with full cost accounting rules. At December 31, 2002, the Company had undeveloped leaseholds of approximately $2.03 million, that would be classified on the balance sheets as “intangible undeveloped leaseholds” if the Company applied the interpretation currently being deliberated. This classification would require the Company to make the disclosures set forth under SFAS 142 related to these interests. The Company’s current disclosures are those required by SFAS 69.

The Company will continue to classify its oil and gas leaseholds as tangible oil and gas properties until further guidance is provided. Although most of the Company’s oil and gas property interests are held under oil and gas leases, it is not expected that this interpretation, if adopted, would have a material impact on the Company’s financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets, and the associated asset retirement costs. This statement establishes a uniform methodology for accounting for estimated reclamation and abandonment costs whereby reclamation and closure costs including site rehabilitation will be recorded at the estimated present value of reclamation liabilities and will increase the carrying amount of the related asset. These reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate. The Company will be required to adopt this standard on January 1, 2003. The Company does not anticipate that the adoption of this statement will have a significant impact on its financial position and results of operations.

Page - 62

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued
In May 2002, FASB issued SFAS No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specified criteria are met) whereas SFAS 4 required that such gains and losses be classified as an extraordinary item in determining net income. Upon adoption of SFAS 145, the Company will reclassify any extraordinary gains and losses on the extinguishments of debt recorded in prior periods to continuing operations. The adoption of SFAS 145 did not have a material effect on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullified Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan, as was required under EITF No. 94-3. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that this statement will have a material impact on the Company’s financial statements or results of operations.

In October 2002, the FASB issued SFAS No. 147 (“SFAS 147”), “Acquisitions of Certain Financial Institutions”. SFAS 147 provides guidance on the accounting for the acquisition of a financial institution. SFAS 147 applies to all financial institution acquisitions except those between two or more mutual enterprises.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specific guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for financial statements of interim and annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis on guarantees issued after December 31, 2002. The adoption of FIN 45 is not expected to have a material effect on the Company’s financial position or results of operations.

Page - 63

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued
In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”. SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirement of SFAS 123 to require more prominent disclosure in both annual and interim consolidated financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this Statement did not have a significant impact on the Company’s financial position or results of operations. The Company will continue to account for its stock-based compensation using the methods detailed in its stock-based compensation accounting policy.

In January 2003, the FASB issued FIN No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In addition, FIN 45 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003, in financial statements issued after January 31, 2003. Management believes that the adoption of FIN 46 will not have a material effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149 (”SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial condition or results of operations.

Page - 64

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued
In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FIN No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities”. Fin 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation polices to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conduced through variable interest entities. The Company does not expect that adoption of FIN 46R will have a material effect on its financial position or results of operations.

Reclassifications
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the results of operations of financial position for any year/period presented.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities for the year ended December 31, 2001 was comprised of 91,912 shares (representing a 2.7% equity interest), after an 8 for 1 reverse stock split on September 7, 2001 of uniView Technologies Corporation, a public company traded on NASDAQ. The Company has written down the carrying value of the shares by $34,927, $314,339, $1,632,353, and $1,981,619 for the years ended December 31, 2002, 2001 2000, and the cumulative period from inception to December 31, 2002. The carrying value of the marketable securities was written down to its market value as the declines in value were deemed to be other than temporary. As of December 31, 2002, all shares of uniView Technologies Corporation were disposed of for consideration of $5,771, resulting in a loss on disposal of $12,611.

NOTE 4 - PREPAID FINANCIAL ADVISORY FEE

In 1999, the Company paid a fee of $1,500,000 to a consultant to introduce the Company to financial institutions and other investors, assist in negotiation of debt or equity financing, design and implement public relations and investor relations programs, and develop an advertising strategy for the Company.

These services were rendered to the Company over the period from March 5, 1999 to August 31, 2000 and the amount paid was deferred and amortized over the life of the service agreement on a straight-line basis. For the years ended December 31, 2002, 2001 and 2000, and the cumulative period from inception to December 31, 2002, the Company recognized approximately $Nil, $Nil, $672,000 and $1,500,000 in operating expenses in respect of the consultant’s fee.

NOTE 5 - NOTE RECEIVABLE

On October 19, 2001, the Company completed the sale of its 100% interest in its subsidiary, First Ecommerce Data Services Limited (“FEDS”), to Transworld Payment Solutions N.V. (“Transworld”). The guaranteed amount of FEDS operating profits is receivable in installments of $350,000, $650,000 and $1,000,000, due March 1, 2003, 2004 and 2005. The guaranteed installments have been recorded at their present value with imputed interest of 2% to 3.5%. Imputed interest of $35,863 and $9,348 were recorded as interest income in the years ended December 31, 2002, and 2001.

Page - 65

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTE RECEIVABLE, continued

During the year, as a result of a dispute with Transworld, the Company undertook an assessment on its notes receivable and recorded an impairment charge of $1,901,106 for the year ended December 31, 2002, to reduce the carrying value of the asset to the estimated fair value that the Company expects to receive within the next twelve months. This impairment charge is recorded as an operating expense in the consolidated statements of operations, in the charges for impairment of certain long-lived and prepaid assets section. (Notes 10 and 20)

	2002	2001
Present value of guarantee notes receivable	$1,901,107	$1,865,244
Less: Impairment charge	1,901,106	-
Less: Present value of amount due within one Year	1	-
	$-	$1,865,244

NOTE 6 - LOAN RECEIVABLE

At December 31, 2002 and 2001, the Company had a loan receivable in the amount of $Nil and $270,055. The note was receivable on demand, secured by 800,000 common shares of the payee and bore interest at 6%. The interest was paid on repayment of the note. (Notes 9 and 12)

NOTE 7 - PROPERTY AND EQUIPMENT

	2002	2001
Computer equipment and processing system	-	$513,591
Furniture, fixtures and office equipment	-	67,294
	-	$580,885
Less: Accumulated depreciation	-	(323,564)
	$-	$257,321

During 2002, the Company disposed of all of its property and equipment when they closed their Hong Kong offices and disposed of their payment processing business. Closure of the Hong Kong office resulted in an impairment loss on certain long lived assets of $8,014, which has been recorded in operating expenses under charges for impairment of certain long-lived assets on the consolidated statements of operations for the year ended December 31, 2002.

Depreciation expense charged to results of operations for the years ended December 31, 2002, 2001, 2000 and the cumulative period from inception to December 31, 2002, was $102,611, $446,366, $207,125, $575,587, and $1,374,946. At December 31, 2002 all of the depreciation expenses were reclassified on the consolidated statements of operations to loss from discontinued operations, net loss - payment processing.

Page - 66

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - OIL AND GAS PROPERTIES

The Company has a 25% interest in 103,227 gross acres (11,141 net acres) in the Uinta Basin region in Utah, 123,700 gross acres (24,369 net acres) in the Greater Green River Basin of Wyoming and 4,068 gross acres (932 net acres) in Kern County and San Luis Obispo County in California and a 50% interest in 51,194 gross acres (8,865 net acres) in Edwards County in Texas.

The following table presents the Company’s oil and gas property acquisitions, exploration and development expenditures and an adjustment for impairment charges:

	December 31,
	2002	2001

Property acquisition costs
Acquired in share exchange with Gasco (Note 10)	$14,402,000	$-
Acquired in exchange for common shares of the
Company (Note 10, 12 and 13)	2,862,750
Acquired upon acquisition of Vallenar (Note 9)	872,391
Exploration and development expenditures	529,906
	18,667,047	-
Less: Impairment charges	(16,634,187)	-

	$2,032,860	$-

Page - 67

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - OIL AND GAS PROPERTIES, continued

At December 31, 2002, the Company’s proved and unproved oil and gas properties consisted of leasehold interests and exploration and development costs related to their interests in Texas, Utah, Wyoming and California. The Company’s proven and unproven properties are evaluated periodically for the possibility of potential impairment. During 2002, the Company recorded impairment charges on its proved and unproved acreage as follows:

	Costs	Impairment		Cost Net of
	Charges	Impairment		Charges
Proved Properties
Wyoming

Exploration & development costs	$416,178	$(416,178)	$

Unproved Properties

Property acquisition costs:
Utah	8,459,726	(6,427,166)		2,032,560
Wyoming	8,459,727	(8,459,627)		100
California	345,294	(345,194)		100
Texas	872,391	(872,291)		100

Exploration & development costs:
Wyoming	7,661	(7,661)		-
Utah	7,662	(7,662)		-
California	2,998	(2,998)		-
Texas	95,410	(95,410)		-

	$18,667,047	$(16,634,187)		$2,032,860

During 2002, two wells that were drilled on the Wyoming property were not considered prospective by the Company and as a result of this assessment an impairment charge was recorded against the property.

At the end of 2002 the Company recorded impairment charges against its unproven properties in Texas, California and Wyoming because no exploration or development work is expected to be performed on these properties. The Company recorded an impairment of their Utah property based on a reserves study completed subsequent to December 31, 2002. (Note 20)

NOTE 9 - MINORITY INTEREST

 On March 12, 2002, the Company acquired an equity interest of 29.69% in Vallenar, a company with interests in various oil and gas leases in Texas, by converting a loan receivable from Vallenar of $270,055 together with a further payment of $79,945, into 733,333 Series “A” Preferred Shares of Vallenar. The Company also acquired 2,512,500 common shares of Vallenar from third parties for $12,563. The preferred shares, which are convertible into 733,333 common shares of Vallenar, provide the Company with a non-dilutable 26% voting interest provided that at least 50% of Vallenar’s shares remain outstanding.

Page - 68

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - MINORITY INTEREST, continued

On June 28, 2002, the Company acquired a further 2 million common shares of Vallenar, from third parties, for $10,000 and subscribed for an additional 800,000 common shares of Vallenar at $0.50 per share ($400,000). At December 31, 2002, the Company held a 51.53% equity interest in Vallenar.

Prior to June 28, 2002, the Company accounted for its interest in Vallenar using equity accounting. The equity in loss of Vallenar for the period from March 12, 2002 to June 28, 2002 was $17,011. This loss has been recorded in the Company’s December 31, 2002, consolidated statements of operations as equity in losses of affiliates, in the losses associated with affiliates section of the financial statements.

Subsequent to June 28, 2002, the acquisition is being accounted for using purchase accounting and accordingly, the results of Vallenar’s operations have been included in the Company’s consolidated financial statements from June 28, 2002 onwards. The total cost of the Vallenar acquisition has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair market values at the effective date of the acquisition. Such allocations ultimately will be based on further management studies and due diligence and consequently are preliminary and subject to revision.

The excess of the Company’s costs over fair value of the identifiable net assets attributable to the Company of $372,643 has been recorded as an increase in value of the oil and gas properties. (Note 8)

Assets acquired and liabilities assumed in the acquisition were as follows:

Banks and fixed deposits................................................................................................................23,993
Notes receivable from the Company............................................................................................370,000
Oil and gas properties.....................................................................................................................499,748
Short term loan…………………………………………………………………………………… (29,000)
Accounts payable.........................................................................................................................(121,662)

Net book value of assets as of June 28, 2002...........................................................................$743,079
                                                                                            =====

Cash consideration......................................................................................................................$402,563
Non-cash consideration, subscription payable........................................................................370,000
Equity in loss up to June 28, 2002................................................................................................(17,011)
Share of net assets (51.53%).......................................................................................................(382,909)
Excess of consideration over net book value of assets at
acquisition date............................................................................................................$372,643
                                                                                           =====
Cash outflow from acquisition of subsidiary is made up of:

Cash consideration paid............................................................................................................$402,563
Conversion of loans receivable on December 31, 2001 (Note 6)..........................................(270,055)
Bank and fixed deposits acquired...............................................................................................(23,993)
                                                                                                                                       $108,515
                                                                                                   =====
Page - 69

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EQUITY METHOD INVESTEES

First Ecommerce Data Services Limited
During 2000, the Company acquired a 50% interest in FEDS, a joint venture operation with the Bank of Bermuda, a principal shareholder of the Company, from the Bank of Bermuda for $3 million. The excess of the purchase price over the Company’s share of the net assets of FEDS at the date of investment based on their estimated fair market value at the date of acquisition was allocated to goodwill. Goodwill amounted to approximately $1.2 million and was being amortized over seven years. In addition, the Company had advanced FEDS an unsecured, non-interest bearing loan of $400,000.

                                                                                                               2000

Cost of investment..........................................................................................$3,000,000
Share in losses of affiliate.................................................................................(292,118)
                                                                                                             2,707,882
Loan.......................................................................................................................400,000
                                                                                                           $3,107,882
                                                                                            =======

On June 18, 2001, the Company acquired the remaining 50% of the issued shares of FEDS such that FEDS became a wholly-owned subsidiary of the Company. The purchase consideration was $3,581,993 cash for the shares. In addition, the Company acquired a shareholder’s loan from the Bank of Bermuda to FEDS in the amount of $668,007. Total consideration paid to the Bank of Bermuda was $4,250,000. Direct costs of $39,542 were incurred in respect of this transaction.

Prior to June 18, 2001, the Company recorded its share of the losses in FEDS under the equity method. The Company’s share of such losses were $390,052 for the period from January 1 to June 18, 2001, and $292,118 for the year ended December 31, 2000. (Note 11)

Subsequent to June 18, 2001, the acquisition was accounted for using purchase accounting and accordingly, the results of operations from FEDS have been included in the Company’s consolidated financial statements from June 19, 2001, onwards. The excess of the Company’s costs over the fair value of the identifiable net assets of $2,480,877 was recorded as additional goodwill and was being amortized on a straight-line basis over seven years.

Page - 70

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EQUITY METHOD INVESTEES, continued

First Ecommerce Data Services Limited, continued

Assets acquired and liabilities assumed in the acquisition were as follows:

Bank and fixed deposits....................................................................................................$2,057,483
Trade accounts receivable.......................................................................................................11,959
Prepaid expenses and deposits.............................................................................................164,901
Property, plant and equipment...........................................................................................1,486,077
Accounts payable and other accrued liabilities.................................................................(77,636)
Long term liabilities............................................................................................................(1,361,468)
Estimated fair value of net assets at June 18, 2001                                                       $2,281,316
                                                                                    =======

Consideration:

Cash, net of shareholders’ loan of $668,007..................................................................$3,581,993
Share of net assets (50%).................................................................................................(1,140,658)
Direct costs...............................................................................................................................39,542
Goodwill at acquisition....................................................................................................$2,480,877
                                                                                   =======
Cash outflow from acquisition of subsidiary is made up of:

Consideration paid......................................................................................................... $4,250,000
Bank and fixed deposits acquired..................................................................................(2,057,483)
Direct costs..............................................................................................................................39,542
                                                                                                                             $2,232,059
                                                                                    ======
On October 19, 2001, the Company sold its 100% interest in FEDS for cash of $1,663,986 plus 40% of FEDS operating profits for the next three years with a minimum guaranteed amount of $2 million and a maximum of $3 million.

The sale of FEDS resulted in no gain or loss being recorded at December 31, 2001, because the Company had recognized an impairment loss of $3,159,505 at September 30, 2001. Revenues and loss from operations, for the period (including impairment loss of $3,159,505) from FEDS included in the consolidated statements of operations were $250,567 and $664,278, respectively from June 19, 2001 to October 19, 2001. (Note 11)

Page - 71

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EQUITY METHOD INVESTEES, continued

Gasco Energy, Inc.
On July 19, 2001, the Company acquired an equity interest in Gasco Energy, Inc. (“Gasco”), a Nevada Corporation, involved in the exploration of and potential development of natural gas reserves on some 103,227 gross acres in the Uinta Basin region in Utah, 123,700 gross acres in the Greater Green River Basin of Wyoming and 4,068 gross acres in Kern County and San Luis Obispo County in California. The Company paid $19 million for 1,000 preferred shares of Gasco, which were convertible into 9.5 million common shares of Gasco, at the Company’s option. These preferred shares entitled the Company to a non-dilutable 26% voting interest in Gasco, provided that at least 50% of the preferred shares remained outstanding. This equity interest was accounted for as follows:

	2002	2001
Investment in affiliate, July 19, 2001	$19,000,000	$19,000,000
Less: Share in losses of affiliate, July 19 to December 31, 2001	(492,094)	(492,094)
Share in losses of affiliate, January 1 to July 16, 2002	(796,370)	-
Impairment loss of equity in affiliate	(3,309,536)	-
Investment in affiliate, July 16, 2002	2,862,750	-

Less: Share exchange for oil and gas properties (Note 8)	(17,264,750)	-

Investment in affiliate	$-	$18,507,906

From July 19, 2001 to July 16, 2002, the Company accounted for its interest in Gasco using the equity method of accounting. The Company’s equity in losses of Gasco during the period from acquisition, July 19, 2001 to December 31, 2001 was $492,094, for the period from January 1, 2002 to July 16, 2002 was
$796,370 and the accumulated losses from July 19, 2001 (date of first acquisition) to December 31, 2002 were $1,288,464. These losses have been recorded in the Company’s consolidated statements of operations, as equity in losses of affiliates, in the losses associated with affiliates section.

In March 2002, the Company converted 50% of its preferred shares of Gasco (500 shares) into 4,750,000 Gasco common shares and on July 16, 2002, the Company exchanged its 4,750,000 common shares of Gasco and 500 preferred shares of Gasco, for an undivided interest in all of Gasco’s undeveloped mineral leases in Wyoming, Utah and California. On July 16, 2002, the Company acquired an additional undivided interest in Gasco’s undeveloped mineral leases from certain other Gasco shareholders, in exchange for 4,125,000 common shares of the Company. (Notes 8, 12 and 13) These transactions gave the Company a combined 25% undivided interest in all of Gasco’s undeveloped mineral leases.

At July 16, 2002, the Company had recorded an impairment loss of equity in affiliate of $3,309,536, in the losses associated with affiliates section of the consolidated statements of operations. This loss adjusted the carrying value of its equity in Gasco to the fair value amount of $14,402,000, which is based on the average closing market price of Gasco’s shares for two days before and two days after the date the Company exchanged its Gasco shares. At July 16, 2002, the Company recorded the additional undivided interest in Gasco’s undeveloped mineral leases from certain other Gasco shareholders, in exchange for 4,125,000 common shares of the Company at $2,862,750. This was based on the average closing market price of the common shares of the Company for two days before the date of exchange and two days after the date of exchange. The fair value of the Gasco shares exchanged by the Company and shares of the Company issued for the additional undivided interests in the mineral leases, of $14,402,000 and $2,862,750, have been recorded under oil and gas properties. (Note 8)

Page - 72

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EQUITY METHOD INVESTEES, continued

Gasco Energy, Inc., continued
The Company has an option to acquire an additional 2.5% interest in these undeveloped mineral leases by paying $5,250,000 on or before January 1, 2004. If they exercise this option, the Company has the option of acquiring an additional undivided 2.5% interest by paying $5,250,000 on or before January 1, 2005. (Note 20)

NOTE 11 - DISCONTINUED OPERATIONS

First Ecom System Limited
On September 30, 2002, the Company disposed of its subsidiary, First Ecom Systems Limited (“FESL”), which was engaged in the electronic payment processing operations, for consideration of $12,786. At December 31, 2002, the Company recorded a loss on discontinuance in the consolidated statements of operations of $132, which is the difference between FESL’s net assets of $12,918 and the disposal price.

As at December 31, 2002, no assets or liabilities of the payment processing business were included in the consolidated balance sheet. All FESL’s revenues and expenses for the years ended December 31, 2002, 2001, 2000 and the cumulative period from inception to December 31, 2002 have been reclassified from operations to the income (loss) from discontinued operations section of the consolidated statements of operations. These net losses were $1,199,785, $11,225,955, $12,811,092, and $31,590,922 for the years ended December 31, 2002, 2001, 2000 and the cumulative period from inception to December 31, 2002.

FESL’s revenues from the payment processing business were $67,918, $301,978, $38,223 and $408,119 for the years ended December 31, 2002, 2001, 2000 and the cumulative period from inception to December 31, 2002. FESL’s losses from operations for the years ended December 31, 2002, 2001, 2000 and for the period from inception to December 31, 2002 were $847,906, $851,883, $823 and $1,700,612.

First Ecommerce Data Services Limited
At December 31, 2002, the Company reclassified its share of equity in losses of affiliate of $390,052 for the period from January 1 to June 18, 2001, and $292,118 for the year ended December 31, 2000 to the income (loss) from discontinued operations section of the statements of operations. (Note 10)

Asia Internet Limited
During the first quarter of 2001 the Company decided to discontinue its systems integration business, which was carried on through its wholly-owned subsidiary, Asia Internet Limited (“AIL”). The discontinued operations resulted in a gain on discontinuance of $1,725,551 due to reversal of $1,852,570 of unvested stock compensation costs previously recorded to AIL employees, net of severance pay of $127,019. The assets and liabilities of the discontinued operations included in the accompanying consolidated balance sheet at December 31, 2001 were $7,736 and $148,818. Revenues for the system integration business were $92,237, $816,648, and $908,885, for the years ended December 31, 2001 and 2000 and the period from September 16, 1998 (inception) to December 31, 2001. Net losses-system integration, for the years ended December 31, 2001 and 2000 and the period from September 16, 1998 (inception) to December 31, 2001 were $236,683, $4,219,736 and $4,456,419, have been recorded as in the income (loss) from discontinued operations section of the consolidated statements of operations.

Page - 73

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002:

The Company was indebted to its former President and CEO in the amount of $28,000. This debt is unsecured, non-interest bearing and has no set terms of repayment. Subsequent to December 31, 2002, this loan was settled by issuance of common shares of the Company. (Note 20)

During the years ended December 31, 2002, 2001 and 2000, the Company paid investor relations fees to a company controlled by the former President and CEO of the Company in the amount of $187,328, $241,700 and $Nil.

During the years ended December 31, 2002, 2001 and 2000 the Company paid legal fees to a law firm controlled by the wife of the Company’s former President and CEO in the amount of $2,503, $Nil and $647. During the period from March 12, 2002, the date the Company first acquired an equity interest in Vallenar, until June 28, 2002, the date of the Company commenced consolidating the financial results of Vallenar, Vallenar accrued legal fees to a law firm controlled by the wife of the Company’s former President and CEO in the amount of $33,769, of which, at December 31, 2002, there is a balance of unpaid legal fees included in accounts payable of $30,941. Subsequent to December 31, 2002, this liability was settled by the issuance of common shares of the Company. (Note 20)

On July 16, 2002, the Company issued 1,237,500 shares of its common stock to the Company’s former President and CEO and 1,237,500 shares of its common stock to a company controlled by the Company’s former President and CEO in exchange for an undivided interest in Gasco’s undeveloped mineral leases. (Notes 8, 10 and 13)

The Company had accrued consulting fees payable to the former President and CEO in the amount of $24,000. Subsequent to December 31, 2002, this liability was settled by the issuance of common shares of the Company. (Note 20)

The Company had accrued consulting fees payable to the wife of the former President and CEO in the amount of $10,000. Subsequent to December 31, 2002, this liability was settled by the issuance of common shares of the Company. (Note 20)

The Company had accrued consulting fees payable to a relative of the former President and CEO in the amount of $6,000. Subsequent to December 31, 2002, this liability was settled by the issuance of common shares of the Company. (Note 20)

The Company paid $12,000 in consulting fees to a company controlled by a former director of Vallenar and $39,000 in consulting fees to a former director of Vallenar.

The Company paid $15,000 in consulting fees to a company controlled by a former director of Vallenar.

The Company paid $351,806 in fees and a housing allowance of $17,209 to an officer. At December 31, 2002, $54,000 of these fees were unpaid and included in accrued liabilities. Subsequent to December 31, 2002, $50,000 of this liability was settled by the issuance of common shares of the Company. (Note 20)

Page - 74

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS, continued

The Company paid $418,324 in directors’ fees and paid a housing allowance of $27,871 to a former CEO. During the year $70,000 of these directors’ fees were paid through the issuance of 100,000 common shares of the Company. (Note 13) At December 31, 2002, $159,038 of the above directors’ fees were unpaid and included in accrued liabilities. Subsequent to December 31, 2002, $50,000 of this liability was settled by the issuance of common shares of the Company. (Note 20)

The Company paid $54,000 in directors’ fees to its Chairman. At December 31, 2002, $13,500 of these directors’ fees were unpaid and included in accrued liabilities. Subsequent to December 31, 2002, this liability was settled by the issuance of common shares of the Company. (Note 20)

The Company paid $10,320 in directors’ fees to a director. At December 31, 2002, $5,160 of these directors’ fees were unpaid and included in accrued liabilities. Subsequent to December 31, 2002, this liability was settled by the issuance of common shares of the Company. (Note 20)

The Company paid $10,320 in directors’ fees to a director. At December 31, 2002, the Company was indebted to this director in the amount of $14,103. Subsequent to December 31, 2002, $5,160 of this liability was settled by the issuance of common shares of the Company. (Note 20)

The Company paid $7,457 in directors’ fees to a former director. At December 31, 2002, $5,160 of these directors’ fees were unpaid and included in accrued liabilities. Subsequent to December 31, 2002, $2,580 of this liability was settled by the issuance of common shares of the Company. (Note 20)

The Company paid $7,743 in directors’ fees to a former director. At December 31, 2002, $5,160 of these directors’ fees were unpaid and included in accrued liabilities. Subsequent to December 31, 2002, $2,580 of this liability was settled by the issuance of common shares of the Company. (Note 20)

During the year ended December 31, 2001:

The Company paid consulting fees to former directors of $28,628.

The Company advanced $270,055 to Vallenar. A director and an officer of the Company are also directors of Vallenar, and certain shareholders of the Company’s affiliate, Gasco are also shareholders of Vallenar. The loan was subsequently converted to equity interest. (Note 6)

During the year ended December 31, 2000:

On March 31, 2000, the Company acquired AIL in exchange for cash and shares with a total fair market value of $1.8 million; prior to March 31, 2000, AIL was considered a related party to the Company as a 30% shareholder of AIL is also a director and stockholder of the Company. AIL provided technical support, system maintenance and other professional services to the Company and purchased computer and office equipment on behalf of the Company. During the year ended December 31, 2000, and prior to the acquisition of AIL by the Company, the Company paid $91,871 to AIL for the above services. During the year ended December 31, 2000, the amounts charged by AIL to the Company for technical support, system maintenance and other professional services, and purchase of computer and office equipment on the Company’s behalf were $283,157 for services and $15,290 for purchases.

Page - 75

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS, continued

A former director and shareholder of the Company was a partner in a law firm (the “Firm”) to which the Company paid legal fees in the ordinary course of its business. The amount paid by the Company and charged by the firm during the year ended December 31, 2000, was $373,497. Effective June 15, 2000, the director resigned from the firm and entered into a consultancy agreement directly with the Company for a monthly fee of $16,129. For the year ended December 31, 2000, $106,153 was paid to this former director.

A director of the Company received consulting fees of $25,000, which was paid in the ordinary course of business.

NOTE 13 - COMMON STOCK

During the year ended December 31, 2002:

The Company issued 2,845,000 common shares, under a Reg. S private placement, at $0.50 per share for cash of $1,422,500 less related share issue costs of $25,000, during April 2002.

On July 31, 2002, the Company issued 4,125,000 common shares in exchange for an undivided interest in oil and gas properties at a deemed value of $2,862,750. The former President and Chief Executive Officer has a direct and indirect interest in 2,475,000 of these shares. (Notes 8, 10 and 12)

On August 23, 2002, the Company issued 80,000 common shares, at a deemed value of $56,800, to certain subscribers of the March 28, 2002 private placement as a 10% penalty for failing to make its S-3 Registration Statement effective within 120 days, as required under the terms of their private placement agreements.

On September 10, 2002, the Company issued 100,000 common shares at a price of $0.70 to the Company’s former Chief Executive Officer, as part of his severance package. (Note 12)

On September 19, 2002, 50,000 employee stock options, issued under the 2001 stock option warrant plan, were exercised at $0.40 per share for cash proceeds of $20,000.

On September 24, 2002, the Company issued 50,000 common shares at $0.68 to each of two directors and an officer (150,000 common shares in total) of the Company in settlement of $102,000 in accrued bonuses payable.

During the year ended December 31, 2001, there were no common stock transactions.

During the year ended December 31, 2000:

On July 26, 2000, 1,000,000 common shares were issued, due to the exercise of warrants issued on November 26, 1999, for total proceeds of $7,800,000. (Note 16)

Pursuant to an agreement to acquire all of the outstanding shares of AIL in March 2000, the Company issued 24,870 shares at a deemed total value of $623,988.

Page - 76

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMON STOCK, continued

On March 6, 2000, the Company sold 3,228,500 units at $9.50 per unit for cash proceeds of $30,670,750, pursuant to a private placement. Each unit consists of one share of the Company’s common stock and one stock purchase warrant to purchase one third of a share of the Company’s common stock at $11.40 per share. The Company recorded share issue costs of $2,095,562 in respect of this private placement. (Note 16)

During the year ended December 31, 1999:

On January 28, 1999, the Company issued 8,000,000 common shares to financial advisors for services, at a deemed fair value of the services provided of $300,000, rendered in connection with organizational activities of the Company plus a nominal amount of cash of $8,000 for total consideration of $308,000 or $0.0385 per share.

On March 3, 1999, the Company issued 500,000 common shares at $4 per share for total net proceeds of $2,000,000.

On September 8, 1999, the Company issued 166,667 common shares at $9 per share for total net proceeds of $1,500,000.

On November 26, 1999, the Company issued 1,000,000 common shares at $6.50 per share for total net proceeds of $6,230,000, net of share issue costs of $270,000. Each of these shares had attached a five-year warrant to purchase one new common share for $7.80 per share. These warrants, which were exercisable at any time up to November 25, 2004, were exercised in July 26, 2000. (Note 16)

On December 23, 1999, the Company issued 1,250,000 common shares at a price of $6.50 per share for total proceeds of $7,637,500, net of share issue costs of $487,500. Each of these shares had attached a five-year warrant to purchase one-third of one new common share for $7.80 per whole share and is exercisable at any time up to December 22, 2004. (Note 16)

NOTE 14 - STOCKHOLDER RIGHTS PLAN

On March 1, 2002, the Company declared a dividend of one right for each share of the Company’s common stock issued and outstanding on March 20, 2002. Each right entitles the holder to purchase five shares of the Companies common stock at an exercise price of $0.01 per right, if certain events occurred relating to a person or group acquiring or attempting to acquire 10% or more of the outstanding of common shares of the Company without the approval of the Company’s board of Directors. The rights are exercisable until December 31, 2020. Additional shares issued by the Company subsequent to March 20, 2002 are automatically included in the share rights plan.

As of December 31, 2002, the Company had reserved 132,800,185 shares for the exercise of these rights for the outstanding issued shares and 17,368,410 for the potential exercise of outstanding options and warrants.

Page - 77

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCK OPTIONS

The Company has two stock option plans, the 1999 Stock Option Plan and the 2001 Stock Option/Warrant Plan. The 1999 Stock Option Plan allows the Company to grant up to 3,000,000 stock purchase options and the 2001 Stock Option/Warrant Plan allows the Company to grant up to 5,000,000 stock purchase options or warrants.

1999 Stock Option Plan
The Company’s 1999 stock option plan generally provides for the granting of non-qualified and incentive stock options for the purchase of common stock to officers, consultants, directors and key employees. Non-qualified options can be granted at a price not less than 85% of the market price of the common stock at the date of grant. Incentive stock options can be granted at the market price at the date of grant, if granted to a director or consultant who is also an officer or key employee of the Company or at 110% of market price if granted to a shareholder holding ten percent or more of the Company’s common shares.

All share options granted under the 1999 Option Plan are exercisable at 50% one year after the date of issue and the remaining 50% two years after the date of issue. All options, if remaining unexercised, expire five years after the date of issue. All vested options lapse within three months of termination of employment.

Under the 1999 Stock Option Plan, the Company granted the following share purchase options:

Date of Grant	Number of Options	Exercise Price	Fair Value at date of Grant

February 1, 2000	797,000	$9.90	$10.13
February 25, 2000	15,000	9.90	30.00
March 1, 2000	50,000	9.90	30.44
April 1, 2000	315,000	9.90	25.09
April 17, 2000	95,000	13.50	14.00
May 12, 2000	7,000	14.00	14.03
June 19, 2000	50,000	9.90	11.25
August 29, 2000	1,145,750	5.05	5.91
August 29, 2000	285,000	5.05	5.91
June 22, 1999	1,137,500	7.65	9.06
September 15, 1999	100,000	7.65	6.88
November 4, 1999	335,000	7.65	8.06

On August 29, 2000, the Company approved the granting of new options, with a new exercise price of $5.05 per share, providing the holders first rescinded their existing grants. Holders of 1,145,740 stock options elected to rescind their grants and these were replaced with a like number of new grants. The modified grants were accounted for using variable accounting according to FASB Interpretation No. 44.

During the year ended December 31, 2002, 20,000 vested options were forfeited.

Page - 78

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCK OPTIONS, continued

A summary of the activity of the Company’s 1999 stock option plan is presented below:

	Shares Under Option	Weighted Average Exercise Price

Outstanding, at December 31, 1999	1,512,500	$7.65
Granted	2,759,750	7.52
Forfeited	(1,317,000)	7.98
Rescinded	(1,145,750)	9.68
Outstanding, at December 31, 2000	1,809,500	5.93
Forfeited	(964,500)	6.21
Rescinded	(825,000)	5.52
Outstanding, at December 31, 2001	20,000	9.34
Forfeited	(20,000)	9.34
Outstanding December 31, 2002	-	$ -

The weighted average fair value of the options granted in 2002, 2001 and 2000 were $nil, $12.03 and $7.13.

2001 Stock Option/Warrant Plan
The Company’s 2001 stock option/warrant plan generally provides for the granting of stock options or warrants for the purchase of a specific number of common shares at a specific price for a specific time period to officers, consultants, directors and key employees.

All share options/warrants granted under the 2001 option/warrant plan either vest immediately, at 25% per quarter over a period of one year or on a performance basis. All options, if remaining unexercised, expire five years after the date of issue.

The Company granted the following share options to employees, directors and consultants:

Date of Grant	Number of Options	Exercise Price	Fair Value at Date of Grant
July 15, 2002	420,000	$0.55	$0.73
October 31, 2001	1,260,000	$0.40	$0.41

On October 31, 2001, the Company approved the granting of new options to employees and directors with a new exercise price of $0.40 per share providing the holders first rescinded their existing grants of options and warrants (if any). Holders of 825,000 options granted under the 1999 Stock Option Plan and 235,000 warrants granted on March 29, 2001 elected to rescind their existing grants and these were replaced with new grants totaling 765,000 options. (Note 16) The modified grants were accounted for using variable accounting according to FASB Interpretation No. 44.

On October 31, 2001, the Company granted new options to employees, directors and consultants to purchase up to 495,000 shares of the Company’s common stock at a price of $0.40 per share. The options vest immediately, expire on October 31, 2006 and had a fair value on the grant date of $0.41 per share. 150,000 of these options were granted to consultants. During 2002, 50,000 of these options were exercised.

Page - 79

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - STOCK OPTIONS, continued

On July 15, 2002, the Company granted options to employees and directors to purchase up to 370,000 shares of the Company’s common stock at a price of $0.55 per share. The options vest immediately, expire on July 15, 2007 and have a fair value of $0.73 per share.

On July 15, 2002, the Company granted options to directors to purchase up to 50,000 shares of the Company’s common stock at a price of $0.55 per share. The options vest 25% immediately and 25% every 6 months and expire 3 months after termination of employment and have a fair value of $0.73 per share.

A summary of the activity of the Company’s 2001 stock option/warrant plan:
	Shares Under	Weighted Average
	Option	Exercise Price
Outstanding, at December 31, 2000	-	-
Granted	1,260,000	$0.40
Outstanding, at December 31, 2001	1,260,000	0.40
Granted	420,000	0.55
Exercised	(50,000)	0.40
Outstanding, at December 31, 2002	1,630,000	$0.44

The weighted average fair value of the options granted in 2002 and 2001 was $0.65 and $0.38.At December 31, 2002 and 2001 the weighted-average remaining contractual life of the outstanding options was 3.48 and 4.07 years.

Compensation Expense - Prior Period Adjustment
At December 31, 2002, it was discovered there was an error in the calculation of stock based compensation related to stock options issued in prior years. The Company corrected this error at December 31, 2002. The cumulative effect of this correction is a decrease in additional paid in capital of $1,223,262 and a decrease in the accumulated deficit of $1,223,262 as of December 31, 2002. Had this error been corrected in prior years, it would have decreased (increased) the net losses, as reported in the following table:

Compensation Expense	As Reported	As Restated	Prior Period Adjustment

December 31, 1999	$646,532	$439,332	$	(207,200)

December 31, 2000	3,947,837	2,095,592		(1,852,245)

December 31, 2001	(1,772,478)	(936,295)		836,183
Totals	$2,821,891	$1,598,629		$(1,223,262)

During the year ended December 31, 2002, the Company recorded compensation costs of $106,975.

Page - 80

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - WARRANTS

Warrants Issued March 29, 2001
On March 29, 2001, the Company issued 265,000 warrants to certain directors and employees to purchase a total of 265,000 shares of the Company’s common stock at $1.25 per share. The market value of the Company’s shares at the date of issue was $0.84 per share. These warrants were exercisable through March 31, 2004. During the year ended December 31, 2001, 30,000 of these warrants were returned and forfeited and 235,000 of these warrants were rescinded in exchange for replacement grants of stock options. (Note 15)

Warrants Exercised July 26, 2000
On July 26, 2000, a warrant for one million shares of the Company was exercised at a price of $7.80 per share. (Note 13)

Warrants Issued June 30, 2000
On June 30, 2000, the Company issued 50,000 warrants to a former employee to purchase 50,000 shares of the Company’s common stock at $8.55 per share. The market value of the Company’s shares at the date of issue was $9.84. These warrants were exercisable for a period of two years from the date of issue. The fair value of the warrants was accounted for in operating expenses and estimated on the date of issue using the Black-Scholes Option-pricing model with the following assumptions used: risk-free interest rate of 5.5%; expected life of five years; 87% expected volatility; and no dividends. These warrants were not exercised and expired on June 30, 2002.

Warrants Issued March 6, 2000
On March 6, 2000, the Company sold a total of 3,228,500 units at $9.50 per unit pursuant to a private placement for cash proceeds of $30,670,750. Each unit consists of one share of the Company’s common stock and one warrant to purchase one third of a share of the Company’s common stock. The warrants, are exercisable through March 5, 2005, entitle the holder to purchase one-third of a share of common stock at $11.40 per share. (Note 13)

The portion of stock proceeds allocated to the warrants was $7,656,124, which has been recorded as a separate component of additional paid-in capital. In consideration for arranging the private placement, the Company granted warrants to purchase 26,923 shares at $7.80 per share, and 223,925 shares at $11.40 per share, of the Company’s common stock to an investment bank. These warrants expire on March 9, 2005. Included in the fair value of warrants issued with common stock of $7,656,124 is $1,374,446 allocated to the fair value of the warrants issued to the investment bank in connection with the private placement.

The allocations were based on the relative fair value of the warrants and the fair value was estimated on the date of issue using the Black-Scholes option-pricing model using the following assumptions: risk-free interest rate of 5.5%; expected life of five years; 116% expected volatility; no dividends.

Warrants Issued December 23, 1999
On December 23, 1999, the Company issued 1,250,000 common shares at a price of $6.50 per share. Attached to each share was a five-year warrant to purchase one-third of a share of the Company’s common stock for $7.80 until December 22, 2004. (Note 13)

Page - 81

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - WARRANTS, continued

Warrants Issued August 10, 1999
On August 10, 1999, the Company entered into an agreement with a company (the “Lender”) for the advance of $1,000,000 for three months. Pursuant to the terms of the loan agreement, the loan bore interest at 12% per annum and was convertible into common shares of the Company at $8.00 per share at the lender’s option. The repayment date of the loan was extended to January 10, 2000 and on December 30, 1999, the loan was repaid in full. As discussed in Note 2, the intrinsic value of the conversion feature at the date of issuance of the loan was $50,000 which was accounted for as additional paid-in capital. The Company recognized an additional $380,000 deemed financing cost for the beneficial conversion feature of the convertible short-term note during the fourth quarter of 2000, as a cumulative effect of a change in accounting principle.

Pursuant to this agreement the lender was granted warrants to purchase 100,000 common shares of the Company at $8.50 per share, exercisable for five years, commencing on August 10, 1999. The relative fair value of these warrants was deemed to be $360,000 and was recorded as a separate component of additional paid-in capital. The fair value of warrants issued was estimated on the date of issue using the Black-Scholes option-pricing model with the following assumptions used: risk-free interest rate of 5.5%; expected life of five years; 76.7% volatility; no dividends.

Warrants Outstanding
At December 31, 2002, the Company had the following share purchase warrants outstanding:

Number of Shares	Price Per Share	Expiry Date
100,000	$8.50	August 9, 2004
416,667	7.80	December 22, 2004
1,076,167	11.40	March 5, 2005
26,923	7.80	March 9, 2005
223,925	11.40	March 9, 2005

NOTE 17 - INCOME TAXES

Income tax expense has not been recognized for the years ended December 31, 2002, 2001 or 2000 and no taxes were payable at December 31, 2002 or 2001, because the Company is in the development stage and has incurred losses since its inception.

The components of the Company’s net tax losses are as follows:

	2002	2001	2000
United States of America	$(13,270,288)	$(6,353,148)	$(9,160,736)
Hong Kong	(1,200,964)	(3,748,476)	(6,977,789)
Other countries (British Virgin Islands, Bermuda and Canada)	(53,385)	(359,698)	(1,670,936)
	$(14,524,637)	$(10,461,322)	$(17,809,461)

Page - 82

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - INCOME TAXES, continued

As of December 31, 2002 and 2001, the Company had the following deferred tax assets that primarily relate to net operating losses. A 100% valuation allowance has been established, as management believe it is more likely than not that the deferred tax assets will not be realized.

	2002	2001
Federal loss carryforwards	$7,783,936	$4,066,883
State loss carryforwards, Nevada	-	-
Foreign loss carryforwards	2,923,633	2,731,479

Less: Valuation allowance	(10,707,569)	(6,798,362)
	$-	$-

The Company’s valuation allowance increased during 2002 and 2001 by $3,909,207 and $3,357,159.

At December 31, 2002 and 2001 the Company had the following net operating loss carryforwards (“NOL’s”):

	2002	2001
United States	$26,704,981	$13,429,791
Foreign	20,268,961	19,019,514

	$46,973,942	$32,449,305

The federal NOL’s expire through December 31, 2022 and the Hong Kong NOL’s can be carried forward indefinitely.

NOTE 18 - SEGMENTED INFORMATION

During the year ended December 31, 2002, the Company disposed of its payment processing business, the Company now has only one business, an oil and gas business in the United States of America.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company leases office and other premises under non-cancelable operating leases. The lease commitments for the next five years are:

2003	$88,050

Total:	$88,050

Rent expense for the years ended December 31, 2002, 2001, 2000 and the cumulative period from inception were $96,481, $372,178, $611,509, and $1,356,599 respectively.

Page - 83

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - COMMITMENTS AND CONTINGENCIES, continued

Going Concern
During the year the Company changed business direction and has been focusing on its oil and gas business. As such, the Company has accumulated a deficit in excess of $61 million to date and additional financing will be required by the Company to support development of its oil and gas properties until such time as the Company achieves positive cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 20 - SUBSEQUENT EVENTS

Contingent liabilities
In February 2003 the debtor and guarantor of the note receivable commenced legal action against the Company, in Bermuda, claiming that the Company and its former subsidiary, First Ecom Systems Limited, had promised to develop and supply them with certain software. As a result of this litigation the debtor ceased making the required installment payments on March 1, 2003. Although the directors believed that this lawsuit was without merit as there was no condition to develop software for the debtor, due to lack of financial resources the Company did not defend its position and no further actions by either party have transpired since February 2003. (Notes 5 and 9)

On June 9, 2003, a petition was filed against the Company by Burlington Resources Oil & Gas Company , LP (“Burlington”) claiming that Brek failed to pay for costs incurred by Burlington in drilling oil and gas wells in Texas. Burlington claimed damages of $658,831. On July 16, 2003, Brek Petroleum Inc. filed its original answer to the petition. On March 1, 2004, the Company and Burlington entered into a settlement agreement whereby the Company agreed to pay Burlington a total of $691,874, in twelve equal monthly payments, commencing August 14, 2004, plus legal and court imposed interest.

Oil and Gas Properties
Based on a December 31, 2004 reserves study, the Company recorded an impairment charge on their Utah oil and gas properties. Based on this study the Company valued the Utah oil and gas properties at an amount equal to the present value, discounted at 10%, of the estimated future net revenues from proved oil and gas reserves of approximately $5.7 million (calculated, based on estimated net revenues of $18.5 million) plus the cost, or estimated fair value, if lower of unproved properties, less estimated future expenditures to be incurred in developing and producing the proved reserves of approximately $3.7 million. The present value of estimated future net revenues was computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of December 31, 2004, assuming the continuation of existing economic conditions. (Note 8)

The Company has an option to acquire an additional 2.5% interest in these undeveloped mineral leases by paying $5,250,000 on or before January 1, 2004 and if they exercise this option, the Company has the option of acquiring an additional undivided 2.5% interest by paying $5,250,000 on or before January 1, 2005. The Company did not exercise either of these options. (Note 10)

Page - 84

BREK ENERGY CORPORATION
(Formerly First Ecom.com, Inc.)
(A Development Stage Company)
DECEMBER 31, 2002
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - SUBSEQUENT EVENTS, continued

Common Shares and Warrants
On April 14, 2003, the Company issued 277,776 common shares at $0.18 per share by way of a private placement for total proceeds of $50,000.

On April 14, 2003, the Company converted $308,947 in accounts payable and $28,700 in loans payable into 1,875,817 common shares at $0.18 per share. (Note 12)

During the year ended December 31, 2004, the Company issued 23,438,623 units for cash of $3,141,893 and 1,804,167 units, to an officer, as a finder’s fee of $226,250 for arranging placement of 18,041,670 of the 23,438,623 units. These units were issued at prices between $0.05 and $0.20 per unit. Each unit is comprised of one common share and one share purchase warrant, each warrant entitles the holder to purchase one share of the Company’s common stock, is exercisable at prices between $0.25 to $0.35 per share and expires within one to three years. The fair value of the warrants was estimated to be $842,036 (25% of the $3,368,143 in debt or proceeds received from the sale of the units).

During the year ended December 31, 2004, the Company issued 1,375,000 units for debt of $68,750, the units were issued at $0.05 per unit. Each unit is comprised of one common share and one share purchase warrant, each warrant entitles the holder to purchase one common share of the Company’s stock, is exercisable at $0.35 per share and expires in one year. The fair value of the warrants was estimated to be $17,188 (25% of the $68,750 in debt).

During the seven month period ended July 31, 2005, the Company issued 3,333,335 units for cash of $1,000,000 and 333,334 units, to an officer, as a finder’s fee of $100,000, for arranging placement of these units. The units were issued at $0.30 per unit. Each unit is comprised of one common share and one share purchase warrant, each warrant entitles the holder to purchase one share of the Company’s common stock, is exercisable at $0.50 per share and expires within two years of the date of issuance. The fair value of the warrants was estimated to be $275,000 (25% of the $1,100,000 in debt or proceeds received from the sale of the units).

On July 25, 2005, an officer of the Company, exchanged 400,000 warrants for 400,000 shares of the Company’s stock at $0.25 per share.

On September 29, 2005, an officer of the Company exchanged 100,000 warrants for 100,000 shares of the Company's stock at $0.25 per share.

Page - 85

Exhibit 10.4

Page - 86

 SHARE PURCHASE AGREEMENT

Page - 87

SHARE PURCHASE AGREEMENT

By and Among
FIRST ECOM.COM, INC.
FEDS ACQUISITION CORPORATION
FIRST ECOM DATA SERVICES ASIA LIMITED,
AND
FIRST ECOMMERCE ASIA LIMITED
(collectively, as “Sellers”)

and

FIRST CURACAO INTERNATIONAL BANK, N.V.
(as “Purchaser”)

with respect to all the issued and outstanding share capital of
FIRST ECOMMERCE DATA SERVICES LIMITED

October 19, 2001

THE INSTALLMENT PAYMENTS REPRESENTED BY THIS AGREEMENT HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED IN THE ABSENCE OF A REGISTRATION STATEMENT IN EFFECT WITH RESPECT TO SUCH INSTALLMENT PAYMENTS UNDER SUCH ACT OR AN OPINION OF COUNSEL OR OTHER EVIDENCE SATISFACTORY TO FIRST CURACAO INTERNATIONAL BANK, N.V. AND ITS COUNSEL THAT SUCH REGISTRATION IS NOT REQUIRED.

Page - 88

SHARE PURCHASE AGREEMENT

THIS SHARE PURCHASE AGREEMENT (together with all schedules, exhibits or other instruments attached hereto, this “Agreement”) is entered into effective as of the 19th day of October, 2001 (the “Effective Date) by and among First Ecom.com, Inc., a Nevada corporation (“First Ecom”), FEDS Acquisition Corporation, a Nevada corporation (“FEDS Acquisition”), First Ecom Data Services Asia Limited, a Hong Kong corporation (“FEDS Asia”), First Ecommerce Asia Limited, a Hong Kong corporation (“First Asia”) (First Ecom, FEDS Acquisition, FEDS Asia and First Asia being sometimes referred to herein individually as a Seller and collectively, whether two or more, as “Sellers”), and First Curacao International Bank, N.V., a Netherlands Antilles company (“Purchaser”).

WHEREAS FEDS Acquisition is the registered and beneficial owner of all of the issued and outstanding share capital of First Ecommerce Data Services Limited, a Bermuda company (the “Company”); and

WHEREAS, FEDS Asia is the owner and holder of all rights, titles and interest in and to certain computer software technologies of interest to Purchases; and

WHEREAS, First Ecom is the registered and beneficial owner of all of the issued and outstanding share capital of FEDS Acquisition, First Asia and FEDS Asia; and

WHEREAS, First Asia is a party to a certain license and distribution agreement with Oasis Technology Ltd. of interest to Purchaser; and

WHEREAS, upon the terms and subject to the conditions set forth in this Agreement, Purchaser wishes to purchase, and Sellers wish to transfer or cause to be transferred to Purchaser, the Company Shares, and to effect such other transfers and grants of rights and licenses to purchaser as are contemplated herein for the consideration set forth below;

NOW, THEREFORE, in consideration of the premises and of the mutual agreements, provisions and covenants herein contained, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Purchaser and Sellers hereby agree as follows:

ARTICLE I - DEFINITIONS

1.1 Definitions. As used in this Agreement, the following capitalized terms shall have the meanings ascribed to them below. Other capitalized terms used herein shall have the meanings given them where they first appear.

“Affiliate” of a person or entity shall mean any other person or entity controlled by, controlling, or under common control with said person or entity, and “control” for this purpose is understood to include the ownership or voting control of more than 50% of the outstanding securities of any such person carrying the power to vote with respect to the direction or management of the person or entity.

“Business Day” shall mean any on which businesses in Bermuda are normally open for business, excluding governmental, banking and other generally recognized holidays.

Page - 89

“Closing” shall mean the closing of the transactions contemplated by this Agreement to take place upon the execution and delivery of this Agreement as specified in Article II.

“Closing Date” shall mean the date on which Closing takes place.

“Companies Act” shall mean the Companies Act 1981 of Bermuda, as amended from time to time.

“Company Shares” shall have the meaning given it in Section 4.5(a).

“Contracts” shall mean any and all contracts, commitments, covenants, promises, notes, mortgages, indentures, leases of tangible personal property, licenses, franchises, options, warranties, commitments, and other agreements, understandings and arrangements (other than those constituting real property or bank deposit agreements).

“Environmental Requirements” shall mean all applicable Legal Requirements, together with any other requirements of permits, licenses, certificates, authorizations, concessions, franchises or other approvals of any Governmental Authority relating to pollution, the protection of human health or safety or the environment, including, without limitation all requirements pertaining to reporting, licensing, permitting, investigation and remediation of emissions, discharges, releases, or threatened releases of Hazardous Substances into the air, surface water, groundwater, or land, ore relating to the manufacture, processing distribution, use, treatment, storage, disposal, transport, or handling of Hazardous Substances; and all requirements pertaining to the protection of the health and safety of the Company’s employees, contractors or the public.

“Governmental Authority” shall mean any court, governmental department, commission, council, board, agency, or other judicial, administrative, regulatory, legislative or other governmental agency or instrumentality of Bermuda or any foreign country, or any state, county, municipality or local governmental body located in Bermuda or any such other foreign country.

“Hazardous Substances” shall mean any pollutant, contaminant, material, substance, waste, chemical or compound that is regulated, restricted or prohibited by any Environmental Requirement or designated by any Governmental Authority to be hazardous, toxic, radioactive, biohazardous or otherwise a danger to health or the environment.

“Intellectual Property” shall mean any and all discoveries, inventions (patentable or otherwise), methods, trade secrets, know-how and other proprietary information, utility models, sketches, drawings, designs, charts, lists, reports, forms, memoranda, writings, computer software, computer software documentation, trademarks and trade names, service marks, and service names, domain names, copyrights, patents (including without limitation utility patents, design patents, utility models and petty patents), moral rights, in all cases whether or not registered or registrable, and all rights to renewal and extension of copyrights, patents or designs to the full term or terms for which such copyrights, patents or designs may be issued, renewed or extended, all copyright, patent and design registrations and applications therefor, all rights under judicial orders or injunctions, and the right to recover for past and future infringements, and also including in the case of patent application the right to claim priority for such patent applications.

Page - 90

“Legal Requirements” means laws, statutes, orders, rules, ordinances, regulations, codes, judgments, orders, writs or decrees of any governmental Authority having jurisdiction over the person or subject matter in question, and any and all legal duties arising under applicable common law.

ARTICLE II - PURCHASE AND SALE

2.1 Purchase and Sale of the Company Shares. Subject to the terms and conditions of this Agreement, Sellers hereby agree to sell and deliver, or cause to be sold and delivered, to Purchaser or its assignee or nominee, and Purchaser or its assignee or nominee hereby agrees to purchase and accept form Sellers, all legal and beneficial interest in all of the Company Shares, consisting of 3,000,000 ordinary shares of par value BD$1.00, represented by Certificate No. 8 (the “Certificate”, whether one or more), free from all liens, charges, encumbrances, equities and claims of third parties of any description, together with all rights now or hereafter attaching thereto.

2.2 Grant of Software Licenses; Assignment of Distribution License; Support and Maintenance, Subject to the terms and conditions of, this Agreement, Sellers hereby agree to execute and deliver to Purchaser (i) a Software License Agreement for Merchant Accounting and Reporting System, (ii) a Software License Agreement for Payment Gateway, and (iii) a Software Development License Agreement, each in the form of Exhibits A, B and C attached hereto and made a part hereof for all purposes, respectively, (iv) subject to any necessary consents that remain to be obtained from Oasis Technology Ltd., a Subdistributor and Assignment Agreement in the form of Exhibit D attached hereto and made a part hereof for all purposes, and (v) an End User Support Agreement in the form of Exhibit E attached hereto and made a part hereof for all purposes.

2.3 Purchase Price. The aggregate purchase price (the “Consideration”) to be paid by Purchaser for the Company Shares, the grants of the software licenses and the assignment described in Section 2.2 above, the entry into the End User Support Agreement described in Section 2.2 above, and the other covenants and agreements on the part of Sellers provided for hereunder, shall be US$1,663,986 payable at Closing in cash, by cashier’s check or by wire transfer of immediately available funds to an account designated in writing by Sellers to Purchaser no less than three Business Days prior to the Closing for this purpose, plus the payments required to be paid to Sellers by or on behalf of Purchaser in the amounts and at the times set forth in Section 7.1 below (the “Installment Payments”). In this connection the parties acknowledge and agree that, of the US$1,663,986 payable at Closing, US$10.00 represents the entire fee for each of the license agreements described in clauses (i), (ii) ad (iii), respectively, of Section 2.3, an additional US$10.00 represents the entire fee for the Subdistributor and Assignment Agreement described in clause (iv) of Section 2.3 , and US$10.00 represents the entire fee for the end User Support Agreement described in clause (v) of Section 2.3, and the remaining US$1,663,936, plus the Installment Payments, represents the entire purchase price being paid for the Company Shares. As provided in Section 10.12 hereof, Purchaser shall be deemed to have discharged its obligations to make payments hereunder by making such payments to First Ecom, which shall hold such payments in trust for the other Sellers as their interest may appear.

Page - 91

2.4 Closing. The Closing shall take place at the offices of Appleby Spurling & Kempe, Cedar House, 41 Cedar Avenue, Hamilton, Bermuda upon the latest to occur of (i) immediately upon complete execution and delivery of this Agreement and (ii) as soon as practicable following complete execution and delivery of this Agreement and satisfaction or waiver of all of the conditions to the obligations of the parties to consummate the transactions contemplated hereby in accordance with this Agreement, and (iii) at such other time, place and date as is mutually agreed to by the parties hereto. The parties acknowledge that the execution of documents and instruments required hereunder may take place prior to the actual finding of the Consideration payable at Closing or the satisfaction of certain conditions to Closing, in which case such documents and instruments shall be placed into escrow with the firm of Appleby Spurling & Kempe for release upon funding and satisfaction of all such conditions, and the Closing Date shall be the date of such release. Notwithstanding any requirement herein that documents or instruments be dated the Closing Date, such documents and instruments shall be deemed satisfactory if dated on the date of signing, but considered effective on the Closing Date, and conditions required to be satisfied prior to Closing, and representations and warranties given at signing, shall be deemed satisfied if satisfied after signing but prior to or on the Closing Date.

2.5	Sellers’ Actions at the Closing. At or prior to the Closing:

(a)	Sellers shall deliver to Purchaser:

(i) (A) the Certificates of Incorporation or other equivalent organizational document of each of First Ecom, FEDS Acquisition, FEDS Asia and First Asia, respectively, certified in each case as of a date no earlier than five (5) Business Days prior to the Closing Date by the Secretary of State of the State of Nevada or equivalent official or office of the jurisdiction of incorporation, and (B) a certificate of said Secretary of State or other official or office dated as of no earlier than three (3) Business Days prior to the Closing Date as to the due incorporation and good standing of each of First Ecom, FEDS Acquisition, FEDS Asia and First Asia, respectively; and

(ii) certificates of the Secretary or an Assistant Secretary of each of First Ecom, FEDS Acquisition, FEDS Asia and First Asia, respectively, dated the Closing Date and certifying (A) that the Certificate of Incorporation or equivalent organizational document of such company has not been amended since the date of the last amendment referred to in the certificate delivered pursuant to clause (i) (A) above, (B) that attached thereto is a true and correct copy of all resolutions adopted by the Board of Directors and, if required under the company’s organizational documents or applicable Legal Requirements, shareholders of such company authorizing the execution, delivery and performance of this Agreement and the ancillary agreements and transactions contemplated hereby and that such resolutions have not been amended or modified and are in full force and effect in the form adopted, and (C) to the incumbency and specimen signature of each officer of such company executing this Agreement and each ancillary agreement to be executed by such company pursuant to this Agreement and any certificate or instrument furnished pursuant hereto; and

Page - 92

(iii) (A) the Memorandum of Association of the Company, certified as of a date no earlier than three (3) Business Days prior to the Closing Date by the Registrar of Companies of Bermuda, and (B) a Certificate of Compliance from said Registrar of companies dated as of no earlier than three (3) Business Days prior to the Closing Date as to the due incorporation and good standing of the Company; and

(iv) certificate of the Secretary of the Company dated the Closing Date and certifying (A) that the Memorandum of Association of the Company has not been amended since the date of the last amendment referred to in the Certificate delivered pursuant to clause (iii) (A) above, and (B) that attached thereto is a true and correct copy of all resolutions adopted by the Board of Directors and shareholders of the Company pursuant to the provisions of Section 2.5(c) below and that such resolutions have not been amended or modified and are in full force and effect in the form adopted, and (C) that the other requirements of Section 2.5(c) have been fulfilled in accordance with the provisions thereof; and

(v) an opinion of counsel from legal counsel to First Ecom and FEDS Acquisition substantially in the form of Exhibit J attached hereto and made a part hereof for all purposes;

(b) Sellers shall deliver or procure delivery to the Purchaser of the Certificate evidencing the Company Shares, accompanied by duly executed share transfer instruments in the form attached hereto as Exhibit F effecting transfer from FEDS Acquisition of all the Company Shares in favor of Purchaser (or its nominee(s)), and, in connection therewith, Sellers hereby irrevocably appoint, as of the time of Closing, any corporate officer of Purchaser and any Director of the Company as Sellers’ attorneys-in-fact and irrevocably instruct any such attorney-in-fact to execute all or any form(s) of transfer, surrender and/or other documents(s) at such attorney-in-fact’s direction in relation to the Company Shares in favor of Purchaser or such other person or persons as Purchaser may direct and to do all such acts and things as may in the opinion of such attorney-in-fact be reasonably necessary or reasonably expedient for the purposes of, or in connection with, the acceptance of the purchase described in Section 2.1 and to surrender or vest in Purchaser or its nominee(s) the Company Shares;

(c) To the extent they have not previously done so, Sellers shall, and shall cause the Company to, procure that a board meeting of the Company shall be held at which (i) there shall be submitted and accepted the resignations or otherwise arranged the removals of directors and officers referred to in Section 4.4(b); (ii) there shall be appointed as directors and officers of the company the nominees of Purchaser specified in Section 4.4(b); (iii) the transfers of the Company Shares contemplated by this Agreement shall be approved and Purchaser and/or its nominee(s) shall be registered as the holders of the Company Shares and new share certificates shall be executed and issued accordingly; (iv) all existing instructions of the Company to its banks shall be cancelled and new instructions given in such form as Purchaser may require; and (v) the registered office of the company will be changed to Cedar House, 41 Cedar Avenue, Hamilton HM EX, Bermuda, all in form and substance reasonably satisfactory to Purchaser;

(d) To the extent they have not previously done so, Sellers shall, or shall cause the Company to, procure that the auditors of the Company shall deliver their written resignation to Purchaser;

Page - 93

(e) To the extent they have not previously done so, Sellers shall cause Company to repay to First Ecom out of Company’s accounts the US$1,336,014 debt and the US$9,401.27 interest obligation currently owed by Company to First Ecom, and Sellers will furnish to Company a release in the form attached hereto as Exhibit G of said debt and obligation and any and all liens or encumbrances or related undertakings securing its or their repayment, together with the originals(s) of the promissory note or notes evidencing said indebtedness;

(f) Sellers shall, or shall cause the Company to, deliver to Purchaser the statutory books of the Company complete and accurate up to Closing and any company seal(s), memorandum of association, bye-laws and amendments thereto, name change certificates and other company filings, and all unused share certificates of the Company;

(g) To the extent they have not previously done so, Sellers shall, or shall cause the Company to, deliver to Purchaser the unaudited financial statements of the Company comprising the balance sheet as at, and the year-to-date income and cash flow statement for the period ending, September 30, 2001;

(h) To the extent they have not previously done so, Sellers shall, or shall cause their appropriate Affiliates to, procure that their names and the names of their Affiliates that are the same as or confusingly similar to the Company’s name be changed so that they are not, it being understood that “FirstEcom.Com” shall not be considered as such for this purpose, and Seller shall deliver to Purchaser (i) a copy of the instruments or documentation necessary to do so as certified by the appropriate Governmental Authority no earlier than five (5) business Days prior to the Closing Date or in the event that such certifications cannot with reasonable diligence be obtained prior to the Closing Date, (ii) evidence reasonably satisfactory to Purchaser that applications to accomplish same have been duly filed and are being diligently pursued;

(i) To the extent they have not previously done so, Sellers shall, and shall cause the Company to, execute and deliver an agreement in the form of Exhibit H attached hereto and made a part hereof for the purpose of assigning, conveying and transferring to First Ecom or its designee all of the Company’s right, title and interest, if any, in and to the logo attached to said Exhibit H, which logo is and shall remain First Ecom’s or its designee’s property;

(j) To the extent they have not previously done so, Sellers shall, or shall cause the Company to, obtain and deliver to Purchase an accurate and complete copy of the permission in writing granted form the Bermuda Monetary Authority for the transfer of all the Company Shares from FEDS Acquisition to Purchaser contemplated by this agreement, all in form and substance reasonably satisfactory to Purchaser;

(k) Sellers shall provide confirmation reasonably satisfactory to Purchaser in connection with the license currently held by the Company under Section 114 of the Companies Act to the effect that (i) said license shall continue in full force and effect following the transfer of control of the Company from FEDS Acquisition to Purchaser contemplated hereunder, and (ii) that the condition in said license previously limiting to “financial institutions” the range of customers to whom the Company would be permitted to render services has been or will be removed;

Page - 94

(l) To the extent they have not previously done so, Sellers shall, and shall cause the Company to, procure that the Bye-laws of the Company be amended in the following respects; (i) amend Bye-law 61, which still requires beneficial ownership by Bermudians in the Company to be at least 60% and a non-Bermudian holding more than 40% of the shares of the Company to dispose of the excess, so that the Bye-laws reflect and permit the ownership by FEDS Acquisition (a non-Bermudian) of all the Company Shares and so that they further permit the transfer of those Company Shares from FEDS Acquisition to Purchaser, and (ii) amend Bye-law 64, which currently provides that the Board of Directors has absolute discretion without assigning any reason not to register any share transfer, so that such discretionary power is removed, all in form and substance reasonably satisfactory to Purchaser;

(m) To the extent they have not previously done so, Sellers shall cause the Company to execute and deliver to FEDS Asia an assignment in the form of Exhibit I attached hereto and made a part hereof for all purposes of all the Company’s right, title and interest in and to that certain E-commerce Transaction Processing Agreement dated June 22, 2000 entered into between the Company and Wing Hang Bank and that certain Services Agreement for E-commerce Transaction Processing dated November 30, 2000 between the Company and International Bank of Asia Limited, all in form and substance reasonably satisfactory to Purchaser;

(n) To the extent they have not previously done so, Sellers shall cause the Company to furnish to the “Customer” under that certain Transaction Processing Agreement made effective 20 April 2001 and entered into by and between the Company and Planet Group, Inc. a letter in form and substance reasonably satisfactory to Purchaser regarding the provisions of Section 14 of that Agreement; and

(o) To the extent they have not previously done so, Sellers shall, and shall cause the Company to, pay to the appropriate governmental Authority any and all applicable Bermuda stamp duties incurred with respect to the execution and delivery of all of the contracts, agreements and other instruments listed in Schedules 1 or 2, the employment-related agreements specified in Section 4.17(b) and the Lease specified in Section 4.12 (a) below, including without limitation any fines or penalties for delinquent or insufficient filing or payment with respect thereto.

2.6	Purchaser’s Actions at the Closing. At the Closing:

(a)	Purchaser shall deliver to Sellers:

(i) (A) the Articles of Association of Purchaser, certified as of no earlier than five (5) Business Days prior to the Closing Date by Mr. G.C.A. Smeets, a civil law notary residing in Curacao, Netherlands Antilles, and (B) a certificate of the said Mr. G.C.A. Smeets dated as of no earlier than five (5) Business Days prior to the Closing Date as to the due incorporation and good standing of Purchaser;

(ii) certificate of a Managing Director of Purchaser dated the Closing Date and certifying (A) that the Articles of Association of Purchaser has not been amended since the date of the last amendment referred to in the Certificate delivered pursuant to clause (i) (A) above, (B) that attached thereto is a true and correct copy of all resolutions adopted by the Board of Managing Directors of Purchaser authorizing the execution, delivery and performance of this Agreement and the ancillary agreements and transactions contemplated hereby and that such resolutions have not been amended or modified and are in full force and effect in the form adopted, and (C) to the incumbency and specimen signature of each officer of Purchaser executing this Agreement and each ancillary agreement to be executed by purchaser pursuant to this Agreement and any certificate of instrument furnished pursuant hereto; and

Page - 95

(b) Purchaser shall deliver to Seller the portion of the Consideration to be paid at Closing in the form and manner described in Section 2.3 above.

ARTICLE III - REPRESENTATIONS AND WARRANTIES
REGARDING SELLERS

Sellers, acting jointly and severally, hereby represent and warrant to Purchaser as follows:

3.1 Organization. Each of First Ecom and FEDS Acquisition is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Nevada and has all requisite corporate power and authority to own, lease and operate its properties and to carry on its business as now being conducted. Each of FEDS Asia and First Asia is a corporation duly incorporated, validly existing and in good standing under the laws of Hong Kong and has all requisite corporate power and authority to own, lease and operate its properties and to carry on its business as now being conducted. First Ecom is the registered and beneficial owner of all of the issued and outstanding share capital of FEDS Acquisition, First Asia and FEDS Asia.

3.2 Authority. Each Seller has all requisite corporate power and authority to enter into this Agreement and to perform its obligations hereunder and consummate the transactions contemplated hereby. Each Seller’s execution and delivery of this Agreement, the performance by such Seller of its obligations hereunder and the consummation of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate action on the part of such Seller.  FEDS Acquisition has the full power to assign, transfer and deliver the Company Shares hereunder, free and clear of all covenants, conditions, voting trust arrangements, liens, encumbrances, equities, security interests, restrictions, claims, charges, and other claims or rights of third parties (“Encumbrances”). This Agreement, and each agreement, document or other instrument required to be executed and delivered hereunder, when executed and delivered by all Sellers named as a party thereto, will constitute the valid and legally binding obligation of each such named Seller, legally enforceable against such Seller in accordance with its terms, subject to the effects of bankruptcy, insolvency, reorganization, moratorium and other similar laws relating to or affecting the rights of creditors generally, limitations imposed by applicable law or equitable principles upon the specific enforceability of any of the remedies, covenants or other provisions of this Agreement, and upon the availability of injunctive relief or other equitable remedies. FEDS Acquisition acquired the Company Shares from First Ecom in a bona fide transaction for fair consideration, such transfer was duly and validly authorized by all necessary corporate action on the part of First Ecom and FEDS Acquisition, and such transfer is property stamped and not subject to any executory agreement, condition subsequent or other covenant or condition that would reserve to First Ecom or any other party the right to rescind or otherwise avoid such transfer.

Page - 96

3.3 No conflict with Other Instruments. Each Seller’s execution and delivery of, and performance of its obligations under, this Agreement, each agreement, document or other instrument required to be executed and delivered hereunder, and the transactions contemplated hereby and thereby (i) will not result in any violation of, conflict with, constitute a breach, violation or default (with or without notice of lapse of time, or both), give rise to a right of termination, cancellation, forfeiture or acceleration of any obligation or loss of any benefit under, or result in the creation or encumbrance on any of the properties or assets of any Seller or the Company or any of its or their subsidiaries, under (x) any provision of the certificate of incorporation, bylaws, or other charter or government document of any Seller or (y) any agreement, arrangement, contract, understanding, note, mortgage, indenture, lease, franchise, license, permit or other instrument to which any Seller is a party or by which any Seller or any of its properties or assets is bound, (ii) will not conflict with, or result in any breach or violation of, any Legal Requirement applicable to Seller or its properties or assets, or (iii) will not result in the imposition of any Encumbrance upon the Company Shares, except, in the case of clauses (i) (y) and (ii), for any of the foregoing that would not, individually or in the aggregate, have a material adverse effect on Sellers and their subsidiaries, taken as a whole, or that could not result in the creation of any material lien, charge or encumbrance upon any assets of any Seller or any of its subsidiaries, or that could not prevent, materially delay or materially burden the transactions contemplated by this Agreement.

3.4 Ownership of Securities, FEDS Acquisition will sell the Company Shares pursuant to this Agreement with full title guarantee (as construed under Bermuda law) and, upon consummation of the purchase contemplated by this Agreement, Purchaser will acquire such Company Shares free and clear of all liens, charges, encumbrances, equities and claims of third parties of any description with full title guarantee and with the benefit of all other rights and advantages belonging to or accruing on such Company Shares. No Seller is a party to or otherwise subject to, any trust, voting trust or agreement, proxy or other agreement, arrangement or understanding, between or among any persons that affects or relates to the voting or giving of written consent with respect to the Company Shares or any other outstanding security of the Company, the election of directors, the appointment of officers or other actions of the board of directors of the Company (the “Board of Directors”) or the management of the Company.

3.5 Sale Entirely for Own Account. This Agreement is made with each Seller in reliance upon Sellers’ representation to Purchaser, which by the execution of this Agreement Seller hereby confirm, that the Installment Payments to be received by FEDS Acquisition will be acquired for investment for FEDS Acquisition’s own account, not as a nominee or agent, and not with a view to the resale or distribution of any part thereof, and that no Seller has any present intention of selling, granting any participation in, or otherwise distributing the same other than in each case pursuant to an appropriate exemption from registration under applicable law. By executing this Agreement, Sellers further represent that no Seller has any contract, undertaking, agreement or arrangement with any person to sell, transfer or grant participations to such person or to any third person, with respect to any of the Installment Payments.

Page - 97

3.6 Reliance Upon Seller’s Representations. Each Seller understands that the Installment Payments are not registered under the United States Securities Act of 1933 (the “Securities Act”) on the ground that the sale provided for in this agreement and the issuance of securities hereunder is exempt from registration under the Securities Act pursuant to Section 4(2) thereof and/or Regulation S promulgated thereunder, and that Purchaser’s reliance on such exemption is based on every Seller’s representations set forth herein. Each Seller realizes that the basis for the exemption may not be present if, notwithstanding such representations, any Seller has in mind merely acquiring the Installment Payments for a fixed or determinable period in the future, or for a market rise, or for sale if the market does not rise. No Seller has any such intention.

3.7 Restricted Securities. Each Seller understands that the Installment Payments may not be sold, transferred or otherwise disposed of or in the United States without registration under the Securities Act or an exemption therefrom, and that in the absence of an effective registration statement covering the Installment Payments or an available exemption from registration under the Securities Act, the Installment Payments must be held indefinitely. In particular, each Seller is aware that the Installment Payment may not be sold pursuant to Rule 144 promulgated under the Securities Act unless all of the conditions of that Rule are met. In this connection, each Seller represents that such Seller understands that under Rule 144, the Installment Payments must be held for at least one year after purchase thereof from Purchaser prior to resale (and possibly longer under applicable regulations) and that, under certain circumstances, the conditions for use of Rule 144 include the availability of public current information about Purchaser, that sales be effected through a “broker’s transaction” or in transactions with a “market maker,” and that the number of securities in respect of the Installment Payments being sold not exceed specified limitations. Such public current information about Purchaser for purposes of Rule 144 is not now publicly available and may not be in the future.

3.8 Governmental Consents and Notices. No consent, approval, order or authorization of, or registration, declaration of, notice to or qualification or filing with, any Governmental Authority or regulated public securities exchange or other organized public market on which the shares of any such Seller are traded (including but not limited to Nasdaq), whether domestic or foreign, is required to be obtained or submitted by or on behalf of or with respect to any Seller in connection with the execution and delivery of this Agreement by any Seller or the consummation by any Seller of the transactions contemplated hereby that has not been, or will not prior to Closing have been, duly obtained and/or submitted, as applicable. No consent, approval, order or authorization of, or registration, declaration of, notice to or qualification or filing with, any Governmental Authority or regulated public securities exchange or other organized public market on which the shares of any such Seller are traded (including but not limited to Nasdaq), whether domestic or foreign, was required to be obtained or submitted by or on behalf of or with respect to any Seller in connection with First Ecom’s transfer of Company Shares to FEDS Acquisition that has not been duly obtained and/or submitted, as applicable.

3.9 Litigation. There is no (a) claim, action, suit or proceeding pending or, to the knowledge of Sellers and the Company, threatened against or relating to any Seller or any of its or their subsidiaries before any Governmental Authority or arbitration tribunal, or (b) outstanding judgment, order, writ, injunction or decree, or application, request or motion therefor, of any court, governmental agency or arbitration tribunal in a proceeding to which any Seller or any of its or their subsidiaries was or is a party that would individually or in the aggregate, either impair any Seller’s ability to consummate the transactions contemplated by this Agreement or have a material adverse effect on Sellers and their subsidiaries taken as a whole.

Page - 98

3.10 Insolvency. Each of the Sellers is unable to pay its liabilities as they come due, and none is otherwise “insolvent” under bankruptcy, insolvency, reorganization, moratorium and other similar laws relating to or affecting the rights of creditors generally that are applicable to such Seller or its assets. No order has been made, petition presented, resolution passed or meeting convened for the winding up of any Seller or for an administration order in respect of any Seller; no receiver, receiver and manager, administrative receiver or liquidator has been appointed of the business or the whole or any part of the assets or undertaking of any Seller; there are no circumstances that now or with the passage of time may give rise to the appointment of any such receiver, receiver and manager, administrative receiver or liquidator, and, to the knowledge of Sellers and the Company, no such order, petition, resolution, meeting or appointment is pending or threatened.

3.11 No Misleading Statements. No representation or warranty made herein by any Seller contains any statement of a material fact that is either untrue or, in the light of the circumstances under which they are made, misleading.

3.12 Brokers or Finders. Neither any Seller nor any of their officers, directors, employees or shareholders has employed any broker or finder in connection with the transactions contemplated by this Agreement, nor have they incurred, and they shall not incur, directly or indirectly, any liability for any brokerage or finders’ fees or agents’ commissions or any similar charges in connection with this Agreement or any transaction contemplated hereby.

ARTICLE IV - REPRESENTATIONS AND WARRANTIES
REGARDING THE COMPANY

Sellers, acting jointly and severally, hereby represent and warrant to Purchaser as follows:

4.1	Organization.

(a) The Company is a local company incorporated under a private act known as “The Rosebank Investment Company Act, 1957” (the “EDS Act”) by a memorandum of association deposited 10 September 1957 (the “Memorandum of Association”) under the laws of Bermuda, both of which remain in full force and effect, as amended to the date hereof, under the Companies Act. True, complete and accurate copies of the Company’s Memorandum of Association and Bye-laws, as amended to the date hereof, and of the minutes of all of directors’ and shareholders’ meetings, and the shareholders’ registry, complete and accurate as of the date hereof, have been delivered to Purchaser or its counsel. Such documents contain full details of the rights and restrictions attached to the share capital of the Company, and all directors’ and shareholders’ resolutions reflected in the said minutes have been duly adopted as resolutions of the Company, and have not, except as disclosed therein, been rescinded or modified.

Page - 99

(b) The Company holds a validly issued and currently in effect license from the Registrar of Companies under Section 114 of the Companies Act permitting ownership of up to 100% of the Company Shares by FEDS Acquisition, which license (i) contains no conditions, and is subject to no express or implied limitations by reason of the representations made or other information provided in the course of making application for such license, that would render the license invalid or otherwise jeopardize its scope or continued validity by reason of the transfer of the Company Shares to Purchaser contemplated hereby, and (ii) is current in all payments of fees required for maintenance of the license, including without limitation the required 2001 annual fee of BD$1000.00.

4.2 Qualification; Location of Asset and Operations. The Company has all requisite power and authority to own, lease and operate its respective properties and to carry on its business as and where now being conducted. The Company is qualified to conduct business in its jurisdiction of incorporation and in each such other jurisdiction where the nature of its assets or the conduct of its business requires it to be so qualified. The Company has no assets having a situs outside of Bermuda and does not have a branch, agency or place of business or any permanent establishment (as that expression is defined in the relevant double taxation relief orders current at the date of this agreement) outside Bermuda and is not required to be qualified to do business outside Bermuda.

4.3 Register of shareholders and meetings. The register of shareholders an statutory books of the company contain complete, true and accurate records of the shares and shareholders of the Company and all the other information which they are required to contain under the Companies Act up to the date of this Agreement, and comply with all the requirements of the Companies Act and all returns, particulars, resolutions and other documents required to be delivered by the Company to the Registrar of Companies have been duly delivered with the required time limits and no fines or penalties are outstanding or known to be due. The Company has not received notice of any application or intended application for the modification of its register of shareholders that is not already reflected in the entries recorded therein. The Company has held all regular and special meetings of shareholders required of it under the Companies Act or, to the extent of any delinquency in the convening or completion of such meetings, such delinquencies have been cured by application to and sanction by the Registrar of Companies, the convening and completion of such meetings, and the payment in full of any resulting fines, penalties or assessments. No application has been made by a shareholder or creditor of the Company or any other person to wind-up the affairs of the Company on account of any such delinquency. All transfers of shares of the Company taking place prior to the date hereof have been properly stamped and have, received all necessary or appropriate approvals of the Bermuda Monetary Authority.

4.4	Board of Directors and Officers.

(a) As of August 31, 2001, (i) the number of directors comprising the Company’s Board of Directors was six (6), (ii) three of the directors positions were vacant, (iii) the directors serving in the remaining three positions were Gregory Pek, J. David Lema and Ian G. Robinson and (iv) the President and Vice President positions were held by J. David Lema and Gregory Pek, respectively. Each of the aforenamed directors and officers was duly appointed in accordance with the Company’s Memorandum of Association and Bye-laws, and in accordance with the Companies Act, and none of them has since their respective appointments resigned or offered his or her resignation as such. Any other person who previously served as a director of the Company has duly and validly resigned or been removed from that position, or has vacated the position upon the due expiration of his or her term, and no basis for any claim against the Company, its Affiliates or its or their directors, officers or shareholders exists, and none has been asserted, by or on behalf of any previous directors arising out of such previous service or holding of office or the termination thereof, however occasioned.

Page - 100

(b) Further, effective as of the Closing, Sellers and the Company’s Board of Directors have taken or caused to be taken all necessary and appropriate actions to (i) reduce the number of positions in the Company’s Board of Directors from six to two, (ii) remove or secure the resignations of Gregory Pek and Ian G. Robinson from their positions as directors of the Company without any claim for compensation or otherwise and replace them with Purchaser’s nominee Michael Sanchez, and (iii) remove or secure the resignation of Gregory Pek from his position as Vice President of the Company without any claim for compensation or otherwise and replace him with Purchaser’s nominee Michael Sanchez, with the result that the Company’s Board of Directors will consist of two directors, namely J. David Lema and Michael Sanchez.

4.5	Capital Structure.

(a) The authorized share capital of the Company consists of 5,000,000 ordinary shares having a par value of BD1.00 per share, of which 3,000,000 of such shares are issued and outstanding as of the date hereof, which issued and outstanding shares are recorded and duly registered in the Company’s register of shareholders in the name of FEDS Acquisition (the “Company Shares”). All issued Company Shares are validly issued and fully paid, have been issued in compliance with applicable Legal Requirements, and, without limiting the provisions of Section 4.5(b) below, are not subject to any rights of pre-emption, redemption, repurchase, right of first refusal, co-sale right, right of participation, right of first offer, option or other restriction on transfer, including without limitation any such rights that may arise or have existed under the Memorandum of Association or Bye-laws of the Company, the Shareholders’ Agreement relating to the Company dated May 26, 2000 by and among The Bank of Bermuda Limited, First Ecom and the Company (the “Shareholders’ Agreement”), or the Share Purchase and Sale Agreement between The Bank of Bermuda Limited and First Ecom dated June 18, 2001 (the “Share Purchase and Sale Agreement”), or otherwise in relation to the sale and purchase of the same hereunder. The rights, preferences and privileges of the Company Shares are as set forth in the Company’s Memorandum of Association and Bye-laws. The Company has not purchased any of its own shares. As of the date hereof, without limiting the provisions of Section 4.5(b) below, there are no other shares or other equity securities of the Company and no other options, warrants, calls, conversion rights, commitments or agreements of any character to which the Company is a party or by which the Company may be bound that do or may obligate the Company to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares in the Company’s share capital or securities convertible into or exchangeable for the Company’s share capital or that do or may obligate the Company to grant, extend or enter into any such option, warrant, call, conversion right, commitment or agreement.

(b) With respect to that certain Transaction Processing Agreement dated 20 April 2001 and entered into by and between the Company and Planet Group, Inc., Company has issued a letter to the “Customer” thereunder in form and substance reasonably satisfactory to purchaser providing notice of the transfer of shares contemplated hereby and certain other matters in connection with the provisions of Section 14 of said agreement.

Page - 101

(c) Nothing in this Agreement shall oblige Purchaser to buy any issued and outstanding shares of the Company or otherwise complete this Agreement unless the sale and purchase of all such issued and outstanding shares in the Company is completed and transferred to Purchaser simultaneously.

(d) FEDS Acquisition owns or holds the entire beneficial interest in the Company Shares of which it is the holder of record, and such shares are not subject to, and the Company is not a party to or otherwise subject to, any trust, voting trust or agreement, proxy or other agreement, arrangement or understanding, between or among any persons that affects or relates to the voting or giving of written consent with respect to the Company Shares or any other outstanding security of the Company, the election of directors, the appointment of officers or other actions of the Board of Directors of the Company or the management of the Company.

4.6 Subsidiaries; Equity Investments. The Company does not now have and, except to the extent of any such subsidiaries or other controlled companies as the Company may have had prior to its change of name from “Rosebank Investment Company Limited” to “First Ecommerce Data Services Limited” on 12 November 1999, has never had any other subsidiaries or companies controlled by the Company and does not own and, except to the extent of any such equity or other controlling interests as the Company may have had prior to its change of name from “Rosebank Investment Company Limited” to “First Ecommerce Data Services Limited” on 12 November 1999, has never owned any equity interest in, or controlled, directly or indirectly, any other corporation, partnership, joint venture, trust, firm or other entity.

4.7 No conflict with Other Instruments.

(a)  Except as otherwise specifically stated in Section 4.7(b), 4.7(c) or 4.7(d) below, the execution, delivery and performance of this Agreement and the transactions contemplated hereby (I) will not result in any violation of, conflict with, constitute a breach, violation or default (with or without notice or lapse of time, or both) under, give rise to a right of termination, cancellation, forfeiture or acceleration of any obligation or loss of any benefit under, or result in the creation of encumbrance on any of the properties or other assets of any Seller or the Company pursuant to, (i) any provision of the Company’s Memorandum of Association and/or Bye-laws or other organizational documents, or (ii) any agreement, contract, understanding, note, mortgage, indenture, lease, franchise, license, permit or other instrument to which the Company is a party or by which the properties or assets of the Company is bound, including without limitation those contracts listed in Schedules 1 or 2 attached hereto or specified in Section 4.17(b) below, or (2) conflict with or result in any breach or violation of any Legal Requirement applicable to the Company or its properties or assets.

(b) Each of (i) that certain E-commerce Transaction Processing Agreement dated 12 June 2001 and entered into by and between the Company and Provident Bank and Trust of Belize Limited and (ii) that certain Transaction Processing Services Agreement dated 7 August 2001 and entered into by and between the Company and DPI Merchant Services, Inc. (signed for an on behalf of Data Processors International Inc.), contain provisions entitling either party to terminate the agreement upon a change in control of the other party. Neither of those two agreements has ever generated, nor do they currently generate, a material portion of the Company’s net income or revenues.

Page - 102

(c) Further, the Company’s policy of Professional Liability insurance maintained through certain Lloyd’s of London syndicates and underwriters and dated 30 March 2000 entitles Lloyd’s to notice of any merger or acquisition by or of the Company, and the Company has given all notice and taken such further action as is required of it under said policy in connection with this Agreement and the transactions contemplated hereby.

(d) The Mastercard Member Service Provider TPP Agreement dated 4 November 1999 and entered into by and between The Bank of Bermuda Limited (as “Processor”) and MasterCard International Incorporated, under which the Company has now succeeded to all the rights and obligations of The Bank of Bermuda Limited as Processor, contains a provision obligating the Processor to notify MasterCard International Limited of any “material changed circumstances in organizational structure” experienced by the Processor.

4.8 Governmental Consents and Notices. No consent, approval, order or authorization of, or registration, declaration of, notice to or qualification or filing with any Governmental Authority or any regulated public securities exchange or other organized public market on which the shares of any Seller are traded (including but not limited to Nasdaq), whether domestic or foreign, is required to be obtained or submitted by or on behalf of or with respect to the Company in connection with the execution, delivery and performance of this Agreement or the consummation of the transactions contemplated hereby that has not been, or will not prior to Closing have been, duly obtained and/or submitted, as applicable.

4.9 Financial Statements. A complete and accurate copy of the Company’s income statement, balance sheet and statement of cash flow for the period from January 1, 2000 to December 31, 2000, together with the associated auditors’ and directors’ reports and notes thereto (“Audited Financial Statements”), together with the Company’s internal monthly income statements, balance sheets and statements of cash flow statement for the periods from January 1, 2001 through August 31, 2001 (the “Unaudited Financial Statements”) have been furnished to Purchaser (the Audited Financial Statements and the Unaudited Financial Statements being herein referred to collectively as the “Financial Statements”). The Financial Statements were prepared in accordance with applicable Companies Act requirements and United States generally accepted accounting principles consistently applied, and present fairly in all material respects the financial condition as at the dates of such statements and results of operations of the Company for the periods covered thereby, except that the Unaudited Financial Statements may be subject to normal and recurring year-end adjustments.

4.10	Accounting and Other Records

(a) All the accounts, books, ledgers and financial and other records of whatsoever kind of the Company (including all invoices) have been kept in accordance with applicable Companies Act requirements and are in the possession of the Company or under its control. Except as stated in Section 4.10(b) below, none of the Company’s records, systems, controls, data or information are recorded, stored, maintained, operated or otherwise wholly or partly dependent on or held by any means (including any electronic, mechanical or photographic process whether computerized or not) which (including all means of access thereto and therefrom are not under the exclusive ownership and direct control of the Company.

Page - 103

(b) Two Sun E250 servers and related equipment and software owned and operated by FEDS Asia have been used in connection with the Company’s fulfillment of its obligations under the agreements referred to in Section 2.5(m). Upon completion of the assignment referred to in Section 2.5(m). Upon completion of the assignment referred to in Section 2.5(m), such use will no longer be necessary in order for the Company to continue to render to FEDS Asia in support of those agreements the services it has to date been obligated to render to Wing Hang Bank and International Bank of Asia under those agreements, and will no longer be available to the Company.

4.11 Absence of Changes. Except as otherwise expressly contemplated by this Agreement, since August 31, 2001, the Company’s business has been conducted only in the ordinary and usual course without any interruption in the nature, scope or manner, and without limiting the generality of the foregoing:

(i) Except as disclosed in this Article IV, there have been no changes in the Company’s properties, employees, obligations or liabilities of the Company or in its relations with customers, vendors, lessors, licensors or other business relationships that, in the aggregate, have had or may be reasonably expected to have a material adverse effect on the Company;

(ii) The Company has not issued, or authorized for issuance, or entered into any commitment to issue, any equity security, bond, note or other security;

(iii) Except as disclosed in this Article IV, the Company has not incurred additional debt for borrowed money, or incurred any obligation or liability, except in the ordinary course of business consistent with past practice and, in any event, not in excess of US$10,000 individually or US$30,000 in the aggregate or the equivalent in any other currency;

(iv) The Company has not discharged any obligation or liability, or discharged, settled or satisfied any claim, lien or encumbrance, except for current liabilities in the ordinary course of business consistent with past practice and, in any event, not in excess of US$10,000 for any single occurrence or US$30,000 in the aggregate or the equivalent in any other currency;

(v) Except for the payment to Seller of US$1,336,014 in satisfaction of the Company’s intercompany debt and US$9,401.27 intercompany interest obligation to Seller as contemplated by Section 2.5(e) above, the Company has not declared or made any dividend, payment or other distribution to its shareholders or any Affiliate of its shareholders or otherwise on account of any outstanding equity interest in the Company;

(vi) The Company has not purchased, redeemed or otherwise acquired or committed itself to acquire, directly or indirectly, any of its shares;

(vii) The Company has not conveyed or disposed of, or agreed to conveyor dispose of, by sale, assignment, lease, license or otherwise, or mortgaged, pledged or otherwise encumbered, any of its intangible assets or properties;

Page - 104

(viii) The Company has not mortgaged, pledged, or otherwise encumbered any of its tangible assets or properties;

(ix) The Company has not disposed of, or agreed to dispose of, by sale, lease, license or otherwise, any tangible asset or property, except in the ordinary course of business consistent with past practice; -

(x) The Company has not written off any debts, no debt has been released by the Company on terms under which the debtor pays less than the book value of its debt, and no debt owing to the Company has proved to any extent to be unrecoverable;

(xi) The Company has not purchased or agreed to purchase or otherwise acquire any securities of any corporation, partnership, joint venture, firm or other entity;

(xii) Except as disclosed in this Article IV or in Schedule 5 attached hereto, the Company has not made any expenditure or commitment for the purchase, acquisition, construction or improvement of a capital asset, except in the ordinary course of business consistent with past practice and, in any event, not in excess of US$5,000 for any single item or US$15,000 in the aggregate or the equivalent in any other currency;

(xiii) The Company has not entered into any contract or commitment (whether in respect of capital expenditure or otherwise) on terms which will allow for less than full recovery by the Company of costs and overheads or which is of a 10ng-tenn nature, or which involves or could involve an ob1igation in excess of US$10,000 or the equivalent in any other currency; and for this purpose a long-term contract or commitment is one which will not be performed in accordance with its terms within three months after the date it was entered into or undertaken or which is incapable of termination by the Company on three months’ notice or less;

(xiv) The Company has not adopted or amended any bonus, incentive, profit-sharing, stock option, stock purchase, pension, retirement, deferred-compensation, severance, life insurance, medical or other benefit plan, agreement, trust, fund or arrangement for the benefit of employees of any kind whatsoever, nor entered into or amended any agreement relating to employment, services as an independent contractor or consultant, or severance or termination pay, nor agreed to do any of the foregoing;

(xv) Except as disclosed in this Article IV, neither any Seller nor the Company has effected or agreed to effect any change in the Company’s directors, officers or employees;

(xvi) Except as contemplated in Section 2.5, neither any Seller nor the Company has effected or committed itself to effect any amendment or modification to the Company’s Memorandum of Association or Bye-laws;

(xvii) The Company has not lost any source of supply that is material to the business of the Company;

Page - 105

(xviii) The Company has not disposed of or agreed to dispose of any asset for a consideration payable by installments where any installment remains unpaid;

(xix) All cash and payments of any kind received by the Company have been credited to the Company’s accounts with its bankers;

(xx) The Company has paid its creditors in accordance with the same policy as that maintained during prior periods.

(xxi) None of the assets of the Company has been diminished by the wrongful act of any person;

(xxii) There has been no material change in the working capital requirements of the Company;

(xxiii) Except for changing market conditions prevailing in the industry generally to which the Company and its competitors are subject, there has otherwise been no material adverse change in the Company or its business, assets, operations or financial condition; provided, however, that transaction volumes from The Bank of Bermuda Limited have declined significantly since August 31, 2001.

4.12 Real Property.

(a) Lease. The Company is a party to that certain Lease (herein, the “Lease”) dated 18th June 2001 between J.H.R. Properties Limited (“Landlord”) and the Company (“Tenant”) and Carecorp Limited (“Agent”) covering part of the fourth floor of the premises known as “The Emporium” located at 69 Front Street, Hamilton, Bermuda (the “Premises”), which provides for a- two year fixed term tenancy ending the 31st of May 2003, with an option to renew for a further two years which must be (but has not yet been) exercised on or before February 28, 2002, a complete and accurate copy of which has previously been furnished to Purchaser by Seller and/or the Company. Under the Lease, the Company is obliged to pay rent fixed at BD$71,610.00 per annum payable monthly in the sum of BD$5,967.50, with a service charge payable monthly at the rate of BD$17.35 per square foot, but with provision for an accounting by the Landlord at the end of each year of the tenancy. The Lease is in full force and effect, valid, enforceable in accordance with its terms subject to the effects. of applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting the rights of creditors and the effect or availability of rules of law governing specific performance, injunctive relief or other equitable remedies. The Lease comprises the only real property in which the Company has an interest and which is used in connection with its business. The Premises are occupied or used by Company under the Lease, and the terms of that lease permit occupation or use for the purposes for which the Company currently uses the Premises and contemplates future use of the Premises. Neither the Premises nor the Company’s occupancy of the Premises is in violation of any applicable Legal Requirements, and the Company has not received any notice restricting the use and enjoyment of the Premises that is inconsistent with the Company’s current and contemplated future use of the Premises. .

(b) Encumbrances.

(i) The Lease is held by Company free from any mortgage, debenture, charge, or other encumbrance securing the repayment of monies or other obligation or liability of the Company or any other person, and neither the Lease nor the Premises covered thereby is subject to any option, right of pre-emption or right of first refusal.

Page - 106

(ii) The Company has not assigned its interest in the Lease to any other party, whether an Affiliate of the Company or otherwise, and the Company has not created any further subtenancy or license of its interest in the Lease and there are no persons other than the Company in occupation of the Premises.

(iii) Without limiting any other representation or warranty contained in this Agreement, the Lease is not subject to any restrictive covenants, stipulations, easements, profits, rights-of-way, licenses, grants, restrictions, overriding interests or other rights vested in third parties, and the Company has not entered into any agreement or commitment to give or create any of the foregoing.

(iv) There are no outstanding actions, disputes, claims or demands between the Company and any third party affecting the Premises, or any boundaries thereof, or with respect to any of the rights appurtenant to the Premises as set out in the Lease.

(c) Regulatory Matters. The Premises are not being or intended or required by the Company to be used other than for the uses thereof permitted under applicable Legal Requirements, and all necessary permissions have been obtained or deemed to have been granted by applicable Governmental Authorities for the use, alternations, improvements of the Premises by Company. The Company has satisfied any charges, monetary claims and liabilities imposed by reason of the occupancy or use of the Premises by the Company under applicable Legal Requirements. The Company has received no notice of any outstanding and unobserved or unperformed obligation with respect to the Premises necessary to comply with any applicable Legal Requirements.

(d) Compliance with Lease. The obligations and liabilities imposed and arising under the Lease on the Company have been fully observed and performed, and any payments in respect of them due and payable by the Company have been duly paid as and when due, and no other event has occurred that constitutes, or that with the giving of notice or the passage of time would constitute, a default or violation by the Company thereunder or, to the knowledge of Sellers and the Company, by any other party thereto. The Company has received no notice from the Landlord of any breaches of the covenants on its part and the conditions contained in the Lease and the last demand (or receipt for rent if issued) was unqualified and the Company has not received notice that the Landlord has any intention of terminating the Lease. All requisite licenses, consents and approvals required of the Company from the Landlord have been obtained, and the covenants on the part of the Company contained in such licenses, consents and approvals have been duly performed and observed. The Company has not served any notice on the Landlord claiming any breach by the Landlord of its obligations under the Lease, nor is there any current or, to the knowledge of Sellers and the Company, threatened dispute with the Landlord regarding the observance of obligations under the Lease (whether by the Landlord or the Company).

Page - 107

4.13 Taxation.

(a) The Company has filed all Tax Returns (as defined below) that it was required to file within the requisite time limits, and all such Tax. Returns were correct and complete in all material respects and were properly made. The Company has paid all Taxes (as defined below) that are shown to be due on any such Tax Returns within the time limits set out by law and the provisions and reserves for Taxes set forth in the Financial Statements are sufficient to pay all unpaid Taxes of the Company attributable to all periods ended on or before August 31, 2001, and all Taxes attributable to the period from and after August 31, 2001 and continuing through the Closing Date are attributable to the operation of the Company in the ordinary course of business. All Taxes that the Company is or was required by law to withhold or collect have been duly withheld or collected and, to the extent required, have been paid to the proper Taxation Authority.

(b) For purposes of this Agreement, “Taxes” means all taxes, charges, fees, levies, duties, imposts or other similar assessments or liabilities, including without limitation income, corporation, capital gains, value added taxes, stamp duties, and customs duties and excise duties. imposed by Bermuda or any jurisdiction elsewhere in the world, and any interest, fines or penalties resulting from, attributable to or incurred in connection with any tax or any contest or dispute thereof and “Taxation” shall be construed accordingly. For purposes of this Agreement, “Tax Returns” means all returns, declarations, notices, statements, applications, reports, clearances, or other information required to be supplied to a Taxation Authority in connection with Taxes, and ‘‘Taxation Authority” means any governmental or other fiscal, revenue customs or excise authority, department, agency, body or office whether in Bermuda or elsewhere in the world having authority or jurisdiction to impose or assess in relation to the Company for any Taxes. .

(c) No investigation or other inquiry of any Tax Returns of the Company by any Taxation Authority is currently in progress or, to the knowledge of Sellers and the Company, threatened or contemplated. There are no matters likely to affect the liability of the Company (whether accrued, contingent or future) to taxation of any nature whatsoever or to other sums imposed, charged, assessed, levied or ‘payable or withdrawal of any relief are disputed with the relevant tax authorities.

(d) The amount of tax chargeable to the Company during any accounting period ending before August 31, 2001 was not dependent on any concession, agreement or other formal arrangement with any Taxation Authority when such concessions, agreements, or arrangements are in writing.

(e) All pension contributions (both employer’s and employee’s) in respect of employees, officers of the Company and any person(s) who, should have been treated as such for these purposes have been duly paid.

(f) The Company has not at any time:

(i) reduced its share capital or repurchased, repaid or redeemed shares of any class of its share capital or capitalized any profits or reserves or share premium account in the form of, or in paying up any amounts unpaid on, any shares, debentures or other securities or agreed or resolved to do any of the foregoing; or

(ii) provided capital to any company on terms whereby the company so capitalized has in consideration thereof issued shares, loan stock or other securities where the terms of any such capitalization were otherwise than by way of a bargain made at arms’ length or where the shares, loan stock or other securities acquired are shown in the Financial Statements at a value in excess of their market value at the time of acquisition.

Page - 108

(g) All documents in the possession of the Company to which the Company is a party which are necessary to prove the title of the Company to its assets or by virtue of which the Company has any right have been properly stamped, and for the avoidance of doubt this includes adjudication if appropriate, and no such documents which are outside Bermuda would attract stamp duty if they were brought into Bermuda. All transactions to which the Company is or was a party and relating to chargeable securities of the Company have been completed by duly stamped documents of transfer.

(h) The Company is not under any actual or contingent liability to taxation in respect of any other person, including but not limited to any other company which at any time has been a member of the same group or consortium as the Company or any associated company of the Company for taxation purposes.

(i) Since November, 1999, the Company has at all times been resident for taxation purposes in Bermuda is not chargeable to tax or similar duties or imposts in any jurisdiction other than Bermuda and has never had any permanent establishment in any other country.

4.14 Guaranties. There are no actual or contingent liabilities on the part of the Company arising directly or indirectly out of any agreement, contract, lease, sublease, tenancy, sub-tenancy, conveyance, transfer, license, deed or any other instrument, arrangement or understanding in the nature of a guaranty, indemnity or surety for the performance or payment by any third party under the terms of that or any other instrument, arrangement or understanding;

4.15 Contracts.

(a) Except for Contracts that do not obligate, any party thereto to make payments or furnish goods or services valued in excess of US$500 individually or US$5000 in the aggregate or the equivalent in any other currency,

(i) Schedules 1 and 2 attached hereto, together with Section 4.17(b), list all of the Contracts to which the Company is a party or by which the Company or its property or assets are bound, and complete and accurate copies of all of such Contracts have been furnished to Purchaser,

(ii) all of such Contracts are valid, properly and adequately stamped or adjudicated, and enforceable in accordance with their respective terms subject to the effects of applicable bankruptcy, insolvency~ reorganization, moratorium or other similar laws affecting the rights of creditors and the effect or availability of rules of law governing specific performance, injunctive relief or other equitable remedies, such Contracts are in full force and effect, free and clear of any liens or encumbrances, and no event has occurred that constitutes, or that with the giving of notice or the passage of time would constitute, a default or violation by the Company thereunder or, to the knowledge of Sellers and the Company, by any other party thereto,

Page - 109

(iii) the Company is a party to each of such Contracts and, except as otherwise provided in Section 2.5(m) above, has not assigned or otherwise transferred any interest therein or any of the rights and benefits accruing therefrom,

(iv) no third party has notified the Company of any claim, dispute or controversy with respect to any of such Contracts, nor has the Company received notice or warning of alleged nonperformance, delay in delivery or other noncompliance by the Company with respect to its obligations under any of such Contracts, nor, to the knowledge of Sellers and the Company as of the date hereof (but except with respect to the change in control issue under the contract’ with DPI Merchant Services, Inc. and Provident Bank and Trust of Belize Limited described in Section 4.7(b) above), are there any facts which exist indicating that any of such Contracts may be totally or partially terminated or suspended by the other parties thereto, and

(v) except for those Contracts listed in Schedules 1 and 2, there are no other agreements, understandings or arrangements, whether written or oral, affecting or relating to the ownership, use or operation by the Company of its assets, or the conduct of its business, or the rights or obligations of any party to such Contracts.

(b) The Company has not nor, to the knowledge of Sellers and the Company, has any of the employees of the Company, entered into any Contract containing covenants limiting the right of the Company or such employee to compete in any business or with any person, other than the Contracts listed in Section 4. 17(b).

(c) Any information contained in any materials previously furnished to Purchaser to the contrary notwithstanding, the Company has in fact succeeded to all of The Bank of Bermuda Limited’s rights and obligations as “Processor” under that certain Mastercard Member Service Provider Third Party Processor Agreement dated 4 November, 1999 between The Bank of Bermuda Limited and MasterCard International Incorporated (the “TPP Agreement”), and all MasterCard transactions processed by the Company have been processed under appropriate authorization from MasterCard;

4.16 Environmental Matters.

(a) The Company is and at all times has been, in compliance with all applicable Environmental Requirements, including, without limitation, Environmental Requirements relating to exposures, emissions, discharges, releases or threatened releases of Hazardous Substances into or on land, ambient air, surface water, groundwater, personal property or structures (including the protection, cleanup, removal, remediation or damage thereof), or otherwise related to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, discharge or handling of Hazardous Substances or related to health and safety of employees and other persons. The Company has not received any notice of any investigation, claim or proceeding against the Company relating to any violation or alleged violation on the part of the Company under any Environmental Requirements, and the Company is not aware of any fact or circumstance that could involve the Company as a party in any litigation, proceeding, investigation or claim under any Environmental Requirement.

Page - 110

(b) The Company has not disposed of any Hazardous Substances on or about any properties at any time owned, leased or occupied by the Company in a manner that would give rise to liability of the Company under any Environmental Requirements. The Company has not itself disposed of any materials at any site being investigated or remediated for contamination or possible contamination of the environment.

(c) The Company has all permits, licenses and approvals required by Environmental Requirements for their use and occupancy of, and for all their operations and activities conducted on, the Premises and. to the knowledge of Sellers and the Company, the Company is in full compliance with all such permits, licenses and approvals, except where such non-compliance would not have an adverse effect on the Company or its business, assets, operations- or financial condition.

4.17 Employees.

(a) A complete and accurate list setting forth all employees, contractors and consultants of the Company as of the date hereof, together with their titles or positions, dates of hire, regular work location and current compensation, current salary and benefits, notice period, confidentiality obligations and all other terms and conditions of employment or engagement, including any additional terms and conditions of employment or engagement, whether contained in a Company or staff handbook or otherwise, has previously been furnished to Purchaser by or on behalf of Sellers and/or Company.

(b) The employment contracts or other agreements between the Company and any officer, director, employee, contractor, consultant or other individual person relating to the performance of services consist of those with Mr. David Lema as “Chief Executive Officer” dated June 18, 2001, Mrs. Leslie Pooley-Maughan as “Chief Business Officer” dated June 18, 2001, Mr. Kieth Flaherty as “Chief Technology Officer” dated June. 18, 2001, Ms. Marcy Judd as “Financial Controller” dated June 19, 2001, Mr. Horst Finkbeiner as “Head of Business Analysts/Project Management” dated August 2, 2000, Ms. Barbara Gaudette as “Senior Business Analyst” dated June 19, 2001, Mr. Arrigo Merlo as “Client Relationship Manager” effective as of June 29, 2000, Mr. Jason Taylor as “Senior Analyst Programmer” effective as of June 19, 2001, Mr. David Petty as “Business Analyst” effective as of July 9, 2001, Ms. Deborah L.A. King as “Executive Administrative Assistant” effective as of August 23, 2001, and Mr. Alexander Fox as “Junior Bankcard Switch Technician effective as of October 1, 2001, and complete and accurate copies of all such agreements have previously been furnished to Purchaser by or on behalf of Sellers and/or Company.

(c) Except for Robert St. John, who is to report to work October 29, 2001 as “Senior Bankcard Switch Technician” at a salary of US$75,000 annually, there are no outstanding offers of employment or engagement made to any person by the Company and there is no one who has accepted an offer of employment or engagement made by the Company who has not yet taken up that employment or engagement.

(d) Except as expressly contemplated by the terms of this Agreement, no officer, director, employee, contractor or consultant of the Company identified in the materials furnished to Purchaser under subsections (a) or (b) above:

(i) has given or received notice terminating his or her employment or engagement or altering its terms, and no such person will be entitled as a result of the entering into of this Agreement and the sale of the Company Shares to Purchaser to give notice of termination or to claim for any payment or benefit or to treat himself or .herself as being released from any obligation and, to the knowledge of Sellers and the Company, no such person is planning to terminate his or her employment as of or shortly after the Closing; or

Page - 111

(ii) is currently on sick leave which (as of the date of this Agreement) has been for more than 14 consecutive days; or

(iii) is currently on maternity leave.

(e) As of August 31, 2001, there were no outstanding arrears of salary, wages, holiday pay or other remuneration due to any officer, director, consultant, employee or contractor of the Company other than as set forth in the Financial Statements except as incurred in the ordinary course of business and not used.

(f) Except or Mr. David Petty, whose annual salary was increased from US$68,OOO to US$71,400, since August 31, 2001, (i) no change has been made in the rate or basis of remuneration, fee or other benefits provided for or paid to .any officer, director, consultant, employee or contractor of the Company and (ii) no change has been made in any other terms of employment or engagement of any such officer, director, consultant, employee or contractor.

(g) The Company has not entered into any agreement or legally binding commitment regarding any future variation in any contract of employment or other agreement in respect of any of their officers, directors, employees, consultants or contractors or any agreement imposing an obligation on the Company to increase the basis and/or rates of remuneration or payment and/or the provision of other benefits to or on behalf of its officers, directors, employees, consultants or contractors at any future date.

(h) All employees of the Company who require a work permit will have a valid work permit in force at the Closing, except that Kieth Flaherty, Barbara Gaudette Jason Taylor and Robert St. John are currently in the process of having their work permits renewed under the auspices of the Company.

(i) The Company is not liable to pay any industrial levy nor do they have any outstanding undischarged liability to pay any Governmental Authority in any jurisdiction, other than as provided in the Financial Statements, nor any taxation, contribution or other impost arising in connection with the employment or engagement by the Company of employees, directors, officers, consultants or contractors.

(j) The Company is not aware of any facts or matters affecting any employee of the Company which might reasonably be considered grounds for dismissing such employee or warning such employee that the continuation of any conduct or behavior may lead to dismissal.

(k) No grievance or complaint of sex, race or disability discrimination, whether formal or informal, is pending in an administrative or litigation proceeding nor, to the knowledge of Sellers and the Company, has been raised by any employee, director, officer or consultant or former employee, director, officer or consultant of the Company in the twelve months prior to Closing.

Page - 112

(l) The Company has not made any loans to or entered into any credit transaction with any of its directors or to any employee.

(m) Except as expressly listed otherwise in Schedule 3 attached hereto and made a part hereof for all purposes, the Company has not any deferred compensation, pension, health, profit sharing, bonus, stock purchase, stock option, hospitalization, insurance., severance, redundancy, workers’ compensation, supplemental unemployment benefits, vacation benefits, disability benefits, or any other employee benefit or otherwise or welfare benefit plan or obligation covering any of its officers or employees or any informal understanding with -respect to the foregoing. -

(n) The Company’s pension plan described in Schedule 3 has been maintained in material compliance with its governing rules or terms, and all applicable requirements as to the filing of reports, documents and notices with Governmental Authorities and the furnishing of documents to participants or beneficiaries have been satisfied. No employee, former employee or relative or dependent of such employee or other participants in said pension plan has made any claim against the Company in respect thereof.

(o) The Company has not entered into any union membership, security of employment, redundancy, recognition or other collective agreement (whether legally binding or not) with a trade union, works council, staff association, employee representatives or other organization or body of employees, nor has the Company done any act which might be construed as recognition.

(p) There are no controversies or labor or trade disputes or union organization activities pending or, to the knowledge of Sellers and the Company, threatened between the Company and any of its employees nor are there facts known to the Company which might ,indicate that there may be any such dispute or activities.

(q) To the knowledge of Sellers and the Company, none of the employees of the Company belongs to any union or collective bargaining unit or is represented by any, works council, staff association or other body representing employees relating to their activities as employees of the Company.

(r) The Company has complied with its obligations under all applicable domestic and foreign equal employment opportunity and other laws and regulations related to employment or working conditions.

(s) To the knowledge of Sellers and the Company, no employee of the Company is in violation of any agreement of employment, non-competition or confidentiality with any former employer.

4.18 Intellectual Property.

(a) The operations of the Company do not conflict with or infringe, and no one has asserted to any Seller or to the Company that such operations conflict with or infringe, any Intellectual Property owned, possessed or used by any third party. There are no claims, disputes, actions, proceedings, suits or appeals pending against Seller or the Company with respect to any such Intellectual Property, and, to the knowledge of Sellers and the Company, none has been threatened against the Company. Without limitation of the foregoing, the Company has complied in all material respects with all express and/or implied obligations of confidentiality to which it is subject in relation to Intellectual Property owned by third parties.

Page - 113

(b) Except as expressly stated in the relevant Contracts listed in Schedule 1 hereto,

(i) there are no facts or, to the knowledge of Sellers and the Company, alleged facts that would reasonably serve as a basis for any claim that the Company does not have the right to use and to transfer the right to use, free of any rights or claims of others, all Intellectual Property used or held for use by it in the development, manufacture, use, sale or other disposition of any or all products or services presently being used; furnished or sold in the conduct of the business of the Company as it has been and is now being conducted (the ‘.’Company Intellectual Property”),

(ii) the Company Intellectual Property referred to in clause (i) immediately above are free of any unresolved ownership disputes with respect to any third party and, to the knowledge of Sellers and the Company, there is no unauthorized use, infringement or misappropriation of any of the Company Intellectual Property by any third party, including any employee, or former employee of the Company, nor, to the knowledge of Sellers and the Company, is there any breach of any license, sublicense or other agreement authorizing another party to use such Company Intellectual Property.

(c) The Company has not entered into any agreement granting any third party the right to bring infringement actions with respect to, or otherwise to enforce rights with respect to, any of such Company Intellectual Property.

(d) The Company has taken all measures it deems reasonable and appropriate to maintain the confidentiality of such of the Company Intellectual Property the value of which to the Company is contingent upon maintenance of the confidentiality thereof.

(e) The Company has secured valid written assignments from all consultants and employees who contributed to the creation or development of the Company Intellectual Property of the rights to such contributions that the Company does not already own by operation of law, and no employee or consultant retains any interest or right in relation to such Company Intellectual Property.

4.19 Compliance with Law; Permits.

(a) All licenses, franchises, permits, approvals, clearances, consents, certificates and other evidences of authority normally issued by a Governmental Authority that are necessary for the carrying on of the Company’s business (“Permits”) are in full force and effect and, to the knowledge of Sellers and the Company, the Company is not in violation of any Permit in any material respect. The Permits are not subject to any unusual or onerous conditions. The business of the Company has been conducted in accordance with its Memorandum of Association and Bye-laws and, except where such non-compliance would not have a material adverse effect on the Company or its business, assets, operations or financial condition, all applicable Legal Requirements.

Page - 114

(b) To the knowledge of Sellers and the Company, there are no investigations, proceedings, inquiries, communications or other circumstances that indicate that any Permits may be revoked, cancelled, superseded; modified or not renewed.

(c) No outstanding notices in relation to any statutory obligation have been served on the Company in respect of any of its assets or in respect of any contravention or non-compliance with or alleged contravention or non-compliance with any obligation or otherwise.

(d) To the knowledge of Sellers and the Company, there have not been and are not pending, or in existence, any investigations or inquiries by, or on behalf of, any governmental or administrative or other body in respect of any of the affairs of the Company.

4.20 Litigation. There is no “claim, dispute, action, proceeding, notice, order, suit, appeal or investigation, at law or in equity, pending or, to the knowledge of Sellers and the Company, threatened, against the Company or any pension scheme of the Company or any of its directors, officers, employees, former employees or agents, or involving any of its assets or properties, before any Governmental Authority. The Company is not aware that there are any facts which, if known to shareholders, customers, suppliers, Governmental Authorities or other persons, would result in any such claim, dispute, action, proceeding, suit or appeal or investigation that would have or would reasonably be likely to have a material adverse effect on the Company or its business, assets, operations or financial condition. The Company is not subject to any order, writ, injunction or decree of any Governmental Authority, arbitration panel or other tribunal, nor is the Company in default with respect to any notice, order, writ, injunction or decree.

4.21 Tangible Personal Property. The items of tangible personal property reflected in the Company’s Financial Statements or otherwise listed in the “fixed asset schedules” furnished to Purchaser by or on behalf of Sellers or the Company in connection with the Financial Statements (“Tangible Personal Property”) comprise the only material tangible personal property owned by the Company in whole or in part, are used or held for use in connection with the business of the Company, and are owned by the Company free and clear of any and all liens, encumbrances, equities, security interests, mortgages, debentures, claims, charges, and other claims or rights of third parties, and, except as and to the extent provided for in Section 14 of that certain Transaction Processing Agreement dated 20 April 2001 and entered into by and between the Company and Planet Group, Inc., none of such Tangible Personal Property is subject to any option, right of pre-emption or right of first refusal. All requisite licenses, consents and approvals required of the Company for the ownership and/or operation of the Tangible Personal Property have been duly obtained or given.

4.22 Computer System and Software.

(a) Subject to the terms of any relevant Contracts listed in Schedule 1 attached hereto, the Company is the legal and beneficial owner free of any and all liens and encumbrances or is the lessee of all the items of equipment, hardware. firmware and accessories relating to the “Computer System”) and no other person (other than the lessor, as applicable) has any claims or rights in respect thereof. For the purposes of this Agreement, “Computer System” means the computer systems, including all its equipment, hardware, firmware, software and accessories used or held for use by the Company in the processing of financial transactions for its customers.

Page - 115

(b) Except to the extent that the Software incorporates code obtained under license from Oasis Technology Ltd. under the license specified in Schedule I attached hereto, and except for the Merchant Accounting and Reporting System and Payment Gateway software that is the subject of Seller’s obligation to grant licenses under Section 2.2 hereof, the Company is the legal and beneficial owner free of any and all liens and encumbrances of all Software, and such Software was either developed by the Company’s employees in the course of their employment or by third parties pursuant to agreements under which all rights in the Software are vested in the Company. For the purposes of this Agreement, “Software” means all computer programs and all related object code and source-code and databases used or held for use by the Company in the processing of financial transactions for its customers.

(c) There are in existence maintenance and support agreements in respect of all equipment, hardware, furniture, software and accessories used in the Computer System, and the Company has not done, or omitted to do, any act which might entitle the provider of the maintenance and support services to terminate such agreements or to withhold or refuse to supply any services thereunder, and the Company is not in dispute with such provider regarding its maintenance and support obligations.

(d) The Computer System comprises equipment, hardware, firmware, software including source code and object code, supporting materials and accessories which are necessary to enable the Company to carry on its business in the same manner and to the same extent as ‘it has been carried on prior to Closing, and the rights to use the Computer System or any part thereof will not be adversely affected by the transactions effected by this Agreement.

4.23 Insurance. The Company and its assets are insured against such risks and in such sums as are described in the policies listed in Schedule 2, a complete and accurate copy of which policies have previously been furnished to Purchaser. All premiums due in respect of such insurances have been fully paid or have been paid in accordance with the obligations stated in the insurance policies; and the next renewal date for each of such insurances is a date at least 30 days after the Closing Date. Nothing has been done or omitted to be done which could make any policy of insurance void or voidable, or which is likely to result in an increase in premium; and none of such insurances is subject to any special or unusual terms or restrictions or to the payment of any premium in excess of the normal rate. Each such insurance policy is enforceable and in full force and effect in accordance with its terms and will continue to be enforceable and in full force and effect immediately following the Closing in accordance with the terms thereof as in effect prior to the Closing. The Company is not in breach or default (including with respect to the payment of premiums or the giving of notices) under any such policies, no event has occurred which, with notice or the lapse of time, would constitute such a breach or default or permit termination, modification or acceleration, under such policy; and the Company has not received any notice from the insurer disclaiming coverage or reserving rights with respect to a particular claim or such policy in general. There are no claims arising against the Company by an employee, a worker or any other third party, in respect of any accident or injury and, to the knowledge of Sellers and the Company, there are no unreported accidents or incidents that would give rise to such a claim, which are not fully covered by insurance.

Page - 116

4.24 Brokers or Finders. Neither the Company nor any of its officers, directors, employees or shareholders has employed any broker or finder in connection with the transactions contemplated by this Agreement, nor have they incurred, and they shall not incur, directly or indirectly, any liability for any brokerage or finders’ fees or agents’ commissions or any similar charges in connection with this Agreement or any transaction contemplated hereby.

4.25 Related Parties. No officer or director of the Company has, either directly or indirectly, (a) an interest in any corporation, partnership, firm or other person or entity which furnishes or sells services or products which are similar to those furnished or sold by the Company, (b) a beneficial interest in any contract or agreement to which the Company is a party or by which the Company may be bound, or (c) an interest in any of the assets used by the Company.

4.26 Certain Advances. There are no loans by the Company to any directors, officers, employees, consultants or shareholders of the Company, or owing by any Affiliate of any director or officer of the Company, other than advances in the ordinary course of business consistent with past practice to officers and employees for reimbursable business expenses which are not in excess of US$l,000 or the equivalent in any other currency for anyone individual.

4.27 Underlying Documents. Copies of any underlying documents listed in this Agreement (including without limitation in any Schedule, Exhibit or other attachment hereto), or described in this Agreement as having been disclosed or furnished to Purchaser have been furnished to Purchaser. All such documents furnished or made available to Purchaser are true and correct copies, and there are no amendments or modifications thereto, that have not been included in the documents furnished to Purchaser.

4.28 Banking Facilities. The Company maintains the following banking accounts:

(i) an investment account at The Bank of Bermuda Limited under account number 0022319, the reported balance of which as of August 31, 2001 was valued at BD$31,715.30,

(ii) a corporate account at The Bank of Bermuda Limited under account number 804391, the reported ba1ances of which as of August 31, 200 1 were valued at US$1,443,576.69 and BD$12,020.71,

and the authorized signatories on these accounts were, immediately prior to taking the actions required under Section 2.5(c)(iv) above, any two of Gregory Pek, David Lema, Leslie Pooley-Maughan and Marcy Judd. The Company maintains no other deposit accounts or other depositary or financing relationships at any other financial institution or credit company, and the signatories on the aforesaid accounts may be replaced upon notice in writing to The Bank of Bermuda Limited.

Page - 117

4.29 Relations with Affiliates. Except for (i) First Ecom’s ownership and operation at no cost to the Company of the two Sun E250 servers and related equipment and software in support of the Merchant Accounting and Reporting System portion of the Company’s business, and (ii) the working capital loan facility extended from First Ecom to the Company as described in Section 2.5(e) above, the Company has no Contract with any of its Affiliates for, and neither the management, operation or conduct of the Company’s business, nor the goodwill of its vendors, customers or other business relations, nor its rights in, maintenance of or access to its assets and facilities, draws upon, the provision of any services or support from First Ecom or any other Affiliate of First Ecom.

4.30 Insolvency. The Company is ab1e to pay its liabilities as they come due, and is not otherwise “insolvent” under bankruptcy, insolvency, reorganization, moratorium and other similar laws relating to or affecting the rights of creditors generally that are applicable to the Company or its assets. No order has been made, petition presented, resolution passed or meeting convened for the winding up of the Company or for an administration order in respect of the Company; no receiver, receiver and manager, administrative receiver or liquidator has been appointed of the business or the whole or any part of the assets or undertaking of the Company; there are no circumstances that now or with the passage of time may give rise to the appointment of any such receiver, receiver and manager, administrative receiver or liquidator, and, to the knowledge of Sellers and the Company, no such order, petition, resolution, meeting or appointment is pending or threatened.

4.31 No Misleading Statements. No representation or warranty made herein, and nothing contained in the materials furnished to Purchaser by or on behalf of Sellers and/or the Company in connection with Purchaser’s review and analysis of the Company and its business, operations, assets or financial condition (other than statements of a forward-looking nature, such as those contained in multi-year forecasts and projections), contains any statement of a material fact that is either untrue or, in the light of the circumstances under which they are made, misleading.

ARTICLE V - REPRESENTATIONS AND WARRANTIES OF PURCHASER

Purchaser represents and warrants to Sellers as follows:

5.1 Organization. Purchaser is a corporation duly incorporated, validly existing arid in good standing under the laws of the Netherlands Antilles and has all requisite corporate power and authority to own, lease and operate its properties and to carryon its business as now being conducted.

5.2 Authority. Purchaser has all requisite corporate power and authority to enter into this Agreement and to perform its obligations hereunder and consummate the transactions contemplated hereby. The execution and delivery of this Agreement, the performance by Purchaser of its obligations hereunder and the consummation of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate action on the part of Purchaser. This Agreement, when executed and delivered by Purchaser, will constitute a valid and legally binding obligation of Purchaser, legally enforceable against Purchaser in accordance with its terms, subject to the effects of bankruptcy, insolvency, reorganization, moratorium and other similar laws relating to or affecting the rights of creditors generally, limitations imposed by applicable law or equitable principles upon the specific enforceability of any of the remedies, covenants or other provisions of this Agreement, and upon the availability of injunctive relief or other equitable remedies.

Page - 118

5.3 No Conflict with Other Instruments. Purchaser’s execution and delivery of, and performance of its obligations under. this Agreement (including the Exhibits hereto), the related agreements required to be entered into as conditions of Closing under Article VI hereof, and the transactions contemplated hereby (i) will not result in any violation of, conflict with, constitute a breach, violation or default (with or without notice or lapse of time, or both) under, give rise to a right of termination, cancellation, forfeiture or acceleration of any obligation or loss of any benefit under, or result in the creation or encumbrance on any of the properties or assets of Purchaser or any of its subsidiaries, pursuant to (x) any provision of the certificate of incorporation, bylaws, or other charter or governing document of Purchaser, or (y) any agreement, arrangement, contract, understanding, note, mortgage, indenture, lease, franchise, license, permit or other instrument to which Purchaser is a party or by which Purchaser or any of its properties or assets is bound, (b) wi11 not conflict with, or result in any breach or violation of, any Legal Requirement applicable to Purchaser or its properties or assets, except. in the case of clauses (i)(y) and (ii) for any of the foregoing that would not, individually or in the aggregate, have a material adverse effect on Purchaser and its subsidiaries, taken as a whole, or that could not result in the creation of any material lien, charge or encumbrance upon any assets of Purchaser or any of its subsidiaries or that could not prevent, materially delay or materially burden the transactions. contemplated by this Agreement.

5.4 Governmental Consents and Notices. Except for the approval of the Bermuda Monetary Authority required for the transfer of Company Shares to Purchaser contemplated by Article II, no consent, approval, order or authorization of, or registration, declaration of, notice to or qualification or filing with, any Governmental Authority, whether domestic or foreign, is required to be obtained or submitted by or on behalf of or with respect to Purchaser in connection with the execution and delivery of this Agreement by Purchaser or the consummation by Purchaser of the transactions contemplated hereby that has not been, or will not prior to Closing have been, duly obtained and/or submitted, as applicable.

5.5 Litigation. There is no (a) claim, action, suit or proceeding pending or, to the knowledge of Purchaser, threatened against or relating to Purchaser or its subsidiaries before any Governmental Authority or arbitration tribunal, or (b) outstanding judgment, order, writ. injunction or decree, or application, request or motion therefor, of any court, governmental agency or arbitration tribunal in a proceeding to which Purchaser or any subsidiary of Purchaser was or is a party that would individually or in the aggregate, either impair Purchaser’s ability to consummate the transactions contemplated by this Agreement or have a material adverse effect on Seller and its subsidiaries taken as a whole.

5.6 No Misleading Statements. No representation or warranty made herein by Purchaser contains any statement of a material fact that is untrue or, in the light of the circumstances under which they are made, misleading.

5.7 Brokers or Finders. Neither Purchaser nor any of its officers, directors, employees or shareholders has employed any broker or finder in connection with the transactions contemplated by this Agreement, nor have they incurred, and they shall not incur, directly or indirectly, any liability for any brokerage or finders’ fees or agents’ commissions or any similar charges in connection with this Agreement or any transaction contemplated hereby.

Page - 119

5.8 Acquisition for Investment. Purchaser is acquiring the Company Shares for its own account and not with the present view to sell the Company Shares in connection with the distribution thereof.

ARTICLE VI - CONDITIONS TO CLOSING

6.1 Conditions to Obligations of Each Party to Effect the Closing. The respective obligations of each party to this Agreement to consummate the Closing and the transactions contemplated by this Agreement shall be subject to the satisfaction at or prior to the Closing of the following conditions:

(a) Illegality. There shall not have been any Legal Requirement enacted, promulgated or deemed applicable to the transactions contemplated by this Agreement by any Governmental Authority that prevents the consummation of the Closing or the transactions contemplated by this Agreement or has the effect of making the purchase of Company Shares illegal.

(b) Absence of Litigation. No action, suit or proceeding concerning Purchaser, the Company, or any Seller shall be pending by or before any court of competent jurisdiction or Governmental Authority wherein an unfavorable judgment, order, decree, stipulation or injunction would (i) prevent consummation of any of the transactions contemplated by this Agreement or (ii) cause any of the transactions contemplated by this Agreement to be rescinded following consummation.

6.2 Additional Conditions to the Obligations of Sel1ers. The obligations of Sellers to consummate the Closing and the transactions contemplated by this Agreement shall be subject to the satisfaction at or prior to the Closing of each of the following conditions, any of which may be waived, in writing, exclusively by Sellers:

(a) Representations and Warranties. The representations and warranties of Purchaser contained in this Agreement or in the certificates required to be delivered at the Closing pursuant to Section 2.6(a) shall be true and correct on the date hereof and on and as of the Closing Date, as though made on and as of the Closing Date (except for representations and warranties made as of a specified date, which need be true and correct only as of the specified date).

(b) Agreements and Covenants. Purchaser shall have performed or complied in all material respects with al1 agreements and covenants required by this Agreement. to be performed or, complied with by it on or prior to the Closing.

6.3 Additional Conditions to the Obligations of Purchaser. The obligations of Purchaser to consummate the Closing and the transactions contemplated by this Agreement shall be subject to the satisfaction at or prior to the Closing of each of the following conditions, any of which may be waived, in writing, exclusively by Purchaser:

Page - 120

(a) Representations and Warranties. The representations and warranties of Sellers contained in this Agreement or in the certificates required to be delivered at the Closing pursuant to Section 2.5(a) shall be true and correct on the date hereof and on and as of the Closing Date, as though made on and as of the Closing Date (except for representations and warranties made as of a specified date, which need be true and correct only as of the specified date).

(b) Agreements and Covenants. Sellers and the Company shall have performed or complied in all material respects with all agreements and covenants, and otherwise shall have taken all actions, required by this Agreement to be performed or complied with or taken by them on or prior to the Closing.

(c) Absence of Litigation, Prohibitions or Restrictions. No action, suit or proceeding concerning the Company or any Seller shall be pending or threatened in writing by or before any Governmental Authority out of which may issue a Legal Requirement, and no Legal Requirement shall have been issued or determined by a Governmental Authority to be applicable to the transactions contemplated hereby, that would: (i) prohibit Purchaser’s ownership of the Company Shares or the Company’s ownership or operation of any portion of the business or assets of the Company or (ii) compel Purchaser or the Company to dispose of or hold separate, as a result of the transactions contemplated hereby, any portion of the business or assets of the Company or Purchaser; in either case, the unavailability of which assets or business would have a material adverse effect on Purchaser or would reasonably be expected to have a material adverse effect on Purchaser’s ability to realize the benefits expected from the transactions contemplated hereby.

(d) Sellers shall have in good faith supported and cooperated with Purchaser in its efforts to obtain the consent of Oasis Technology Ltd. to the assignment contemplated in clause (iv) of Section 2.2.

ARTICLE VII - POST-CLOSING AGREEMENTS

7.1 Installment Payments.

(a) Within. sixty (60) days following the end of each of the three calendar years ending December 31, 2002, 2003 and 2004, respectively. Purchaser will pay to FEDS Acquisition an amount in U.S. dollars equal to the lesser of:

(i) the greater of (x) forty percent (40%) of the net operating profits, if any, realized by Company during the calendar year in question or (y) the amounts set forth below under the column headed “Minimum”, or

(ii) the amounts set forth below under the column headed “Maximum”,

for each of the years in question, respectively (all dollar amounts are in United Stares dollars):

Page - 121

YEAR	MAXIMUM	MINIMUM
2002	$500,000	$350,000
2003	$1 million	$650,000
2004	$1.5 million	$1 million

(b) “Net operating profits” for this purpose will be calculated after deduction of taxes, interest, depreciation and amortization in accordance with United States generally accepted accounting principles applied consistently with the accounting policies and practices of the Company from period to period, excluding (i) any management or other administrative fees or expenses of a general nature charged to Company by Purchaser or any Affiliate of Purchaser, (ii) interest and other charges for facilities granted to Company by Purchaser or ,any Affiliate of Purchaser to the extent such charges exceed rates generally available elsewhere in the, commercial lending market for comparable facilities to similarly situated borrowers, and (iii) any reductions of revenue caused by the transfer of all or a substantial part of Company’s revenue-generating operations from Company to Purchaser or any Affiliate of Purchaser.

(c) Purchaser hereby acknowledges its intent to cause Company to be operated following Closing in a manner consistent with the assumptions and projections identified in the “Business Plan” attached hereto as Schedule 4 and made a part hereof for all purposes, including but not limited to providing Company with sufficient working capital (not exceeding US$4 million) to conduct its business in the manner heretofore conducted. In this regard, it is anticipated that Purchaser will, as soon as practicable following Closing, extend to Company a working capital loan facility in a principal amount equal to that described in Section 2.5(e) on such terms and conditions as Purchaser and the Company shall mutually agree. Notwithstanding the foregoing, however, Seller and Purchaser agree and acknowledge that Company, and Purchaser’s intentions with respect to the Company, are subject to changing market conditions in the environment in which Company operates, and that Purchaser shall have no obligations to cause Company to be operated in any particular way or furnished with any particular level of funding. Seller’s sole assurances regarding its participation in future operating profits of Company lie in the “Minimum” payment obligations set out in the table in Section 7.1 (a) above.

(d) Following the end of each of the said three calendar years, Purchaser shall, or shall cause the Company to deliver to Seller annual financial statements of the Company that have been audited by an independent auditing firm of international stature and reputation, together with the auditors’ statement and notes thereto. Such statements shall be delivered to Seller no later than one hundred twenty (120) days following the end of each such calendar year period, accompanied by a reconciliation statement prepared by such auditing firm setting forth the calculation of “net operating profits” in accordance with the standards set forth in subparagraph (b) above and specifying the amount underpaid or overpaid by Purchaser as compared to said statement. Sellers shall then have up the thirty (30) days to review such materials and, if no objection is raised in writing by Sellers within that time, said reconciliation statement shall be final and binding on the parties. If on the other hand Sellers object to said materials in any respect by written notice to Purchaser, then the parties shall work in good faith to resolve their disagreement(s) within the succeeding thirty (30) day period. During that time, either Sellers or Purchaser may give notice to the other of its election to refer the disagreement to a second independent auditing firm of international stature and reputation, which firm shall be selected (i) by the firm that audited Purchaser’s financial statements in the first place, or (i) if such firm fails or refuses to select a second such firm, by mutual agreement of Sellers and Purchaser. The decision of the second such firm shall be final and binding on the parties and may be enforced by a court of competent jurisdiction. If the second such firm’s decision results in a “net operating profit” calculation difference of less than five percent from the first such firm’s decision, the costs of the second such firm’s review shall be borne by Sellers. If the difference is from five to ten percent., the cost shall be borne equally between Sellers, on the one hand, and Purchaser, on the other. If the difference is greater than ten Percent, the cost shall be borne by Purchaser. Any overpayment by Purchaser shall be refunded by Sellers, and any underpayment by Purchaser shall be paid to Sellers, promptly upon the parties’ receipt of the final determination.

Page - 122

7.2 Assignment of Oasis Distribution License. To the extent that such consent has not yet -been obtained, and to the extent that Purchaser so requests, Sellers shall continue in good- faith to support and cooperate with Purchaser in its efforts to obtain the consent of Oasis Technology Ltd. to the assignment contemplated by clause (iv) of Section 2.2.

7.3 Following the Closing. Sellers shall, and shall cause their Affiliates to, discontinue and thereafter refrain from the use of the “FEDS” name and any other such trademarks, tradenames, service marks, service names, or logos that are the same as or confusingly similar to Company’s name, it being understood that “FirstEcom.Com” shall not be considered as such for this purpose. In addition, to the extent that they have not completely done so prior to Closing, Sellers shall, and shall cause their appropriate Affiliates to, procure that their names and the names of their Affiliates that are the same as or confusingly similar to the Company’s name be changed so that they are not, it being understood that “FirstEcom.Com” shall not be considered as such for this purpose.

7.4 Post-Closing Intercompany Support. For a period of twelve (12) months following the Closing, and only to the extent that any Seller has within the twelve (12) months preceding Closing provided or caused to be provided intercompany operational support for Company using the assets, resources or facilities of such Seller or its Affiliates, Sellers shall continue to provide or cause to be provided such support as Purchaser shall request in order to maintain Company’s operations at the level of functionality and efficiency enjoyed by Company prior to Closing, including without limitation the provision of such remote hardware support, application hosting, and/or other computer processing functions as are currently being performed for or on behalf of Company by any Sellers and/or its Affiliates. Without limiting the foregoing, this includes the servers and related hardware, software and data described in Section 4.10 above. It is understood and agreed that such support shall be at no additional cost to Purchaser or the Company. This Section 7.4 does not apply to the support services covered by that certain End User Support Agreement in the form attached hereto as Exhibit E and entered into by the parties thereto.

7.5 Processing Transactions. From time to time following the Closing, Sellers may contact Company to propose the entry by a Seller and/or its designee into agreements or understandings for the processing by the Company of financial transactions referred by such Seller, and Company will be entitled to accept or decline or propose modifications to such proposals in its sole discretion.

7.6 Post-closing Audit. During the course of First Ecom’s annual audit of its financial condition and results of operations with respect to the fiscal. year ending December 31, 2001, Purchaser agrees that it shall, and shall cause the Company to, permit the auditors of First Ecom access during reasonable business hours and upon reasonable advance notice to the books and records of the Company for the purpose of completing their audit of First Ecom’s consolidated financial statements for the portion of said fiscal year ending on the Closing Date. In this connection, Purchaser shall instruct its auditors to provide reasonable cooperation with respect to such access. Sellers agree that they shall pay and be responsible for any out-of-pocket costs and expenses reasonably incurred by Purchaser in the course of such audit, and that they shall limit such access so as to minimize the time and disruption necessary to complete the work. To the extent reasonably practicable, Sellers shall permit Purchaser to make available copies of such information as shall the auditors shall require without the need for actual onsite visits. In any case, such auditing firm and Sellers shall be required to sign such confidentiality and non-disclosure agreements as Purchaser shall reasonably require with respect to such information as may be disclosed to Sellers or their auditor during the course of such review.

Page - 123

7.7 Additional Documents and Further Assurances. Each party hereto, at the reasonable request of the other party hereto, shall execute and deliver such other instruments and do and perform such other acts and things as may be reasonably necessary or desirable for effecting completely the consummation of this Agreement and the transactions contemplated hereby.

ARTICLE VIII - INDEMNIFICATION

8.1 Survival of Representations and Warranties

(a) All of Sellers’ and Purchaser’s representations and warranties in this Agreement or in any instrument delivered pursuant to this Agreement shall survive the Closing and continue until 5:00 p.m., Bermuda time, on the third anniversary of the Closing Date (the “Expiration Date”), except that nothing in this Section 8.1 shall be deemed to limit any right or remedy for fraud with respect to the representations and warranties set forth in Articles III, IV or V. The waiver of any condition based on the accuracy of any representation or warranty, or the performance or compliance of any covenant or obligation, or any limitations on the survival of such representations and warranties, will not affect the right to indemnification set forth in Section 8.2.

(b) The representations, warranties, covenants and obligations of Sellers, and the rights and remedies that may be exercised by Purchaser, shall not be limited or otherwise affected by or as a result of any information furnished to, or any investigation conducted for or on behalf of, or any knowledge acquired by, Purchaser or its officers, directors, employees, shareholders, agents advisors, or representatives as to the accuracy or inaccuracy of any such representation or warranty, except as, otherwise expressly provided in this Agreement.

8.2 Indemnification.

(a) Indemnification. Subject to the limitations set forth herein, Sellers agree to indemnify Purchaser, the Company, their Affiliates, and their respective. shareholders, directors, officers, employees, agents and representatives (collectively, the “Indemnified Parties”) for claims, losses, liabilities, damages, deficiencies, costs and expenses, including reasonable attorneys’ fees and expenses, and expenses of investigation and defense (calculated after deduction for insurance proceeds recovered or recoverable) incurred by such Indemnified Party directly or indirectly (including, after the Closing. by the Company) as a result of (i) any inaccuracy or breach of a representation or warranty of Sellers contained herein or in any certificate required to be delivered at Closing by Seller under Section 2.5(a), or (ii) any failure by Sellers or the Company to perform or comply with any covenant or agreement contained herein, or (iii) any transactions, business, or other activities, actions or omissions by or on behalf of the Company at any time prior to January 1, 2000, or (iv) any claim or cause or action arising out of the Shareholders’ Agreement or the Share Purchase and Sale Agreement (hereinafter individually a “Loss” and collectively “Losses”), or (v) without limiting any of the foregoing, the failure of the Company to have, or any claim or al1egation on the part of any person that the Company has not, succeeded to all of The Bank of Bermuda Limited’s rights and obligations as “Processor” under the TPP Agreement referenced in Section 4.15( c) above effective from the first date on which the Company engaged in transaction processing for MasterCard transactions, or (vi) the provisions of Section 14 of that certain Transaction Processing Agreement dated 20 April 2000 and entered into by and between the Company and Planet Group, Inc. Sellers acknowledge that such Losses, if any, would relate to unresolved contingencies existing at the Closing, which if resolved at the Closing would have led to a reduction in the aggregate purchase price paid by Purchaser. For the avoidance of doubt, the Company shall not be liable in respect of any inaccuracy or breach in any representation, warranty or covenant contained in this Agreement, howsoever caused, or in any instrument delivered pursuant to this Agreement or in connection with the transactions contemplated hereby.

Page - 124

(b) Third-Party Claims. In the event Purchaser becomes aware of a third-party claim which Purchaser believes may result in a demand against Sellers hereunder, Purchaser shall promptly notify First Ecom of such claim, and First Ecom shall be entitled, at its expense, to participate in any defense of such claim. If First Ecom acknowledges in writing to Purchaser that if the allegations in such claim are in fact true then any liability arising from the adjudication or other settlement of such claim would be for the account of Sellers, then First Ecom shall be entitled to assume the defense of such claim and shall have the power to settle such claim. If First Ecom is not entitled to or chooses not to assume the defense of any such claim, Purchaser shall consult with and attempt to solicit the consent of First Ecom prior to and in connection with any settlement of any such claim, but Purchaser shall have the right in its sole discretion to settle any such claim. If First Ecom had the right but chose not to assume the defense of any such claim, First Ecom shall be estopped from objecting to Purchaser’s claim under this Article VIII for the amount of any settlement entered into by Purchaser with respect to such claim.

(c) Basket; Limitations Period. Purchaser shall not be entitled to bring any claim against Sellers under this Section 8.2 unless and until the aggregate of all such c1aims equals or exceeds the sum of US$50000. In addition, Purchaser shall not be entitled to bring any claim against Sellers under this Section 8.2 unless Purchaser notifies Sellers in writing of such c1aim on or before the third anniversary of the Effective Date of this Agreement.

ARTICLE IX-TERMINATION AND WAIVER

9.1 Termination. This Agreement may be terminated and the transactions contemplated hereby abandoned at any time prior to the Closing:

Page - 125

(a) By mutual written consent of Sellers and Purchaser;

(b) By Purchaser if the Closing has not occurred by October 31, 2001 on account of the failure or non-fulfillment of any of Purchaser’s conditions to Closing set forth in Section 6.3 above;

(c) By Sel1ers if the Closing has not occurred by October 31, 2001 on account of the failure or non-fulfillment of any of Sellers’ conditions to Closing set forth in Section 6.2 above; or

(d) By Purchaser or Seller if in any case Closing has not occurred by November 30, 2001 (provided that the right to terminate this Agreement under this paragraph (d) shall not be available to any party whose willful failure to fulfill any obligation hereunder has been the cause of, or resulted in, the failure of the Closing to occur on or before such date).

9.2 Extension .of Time, Waiver. At any time prior to the Closing, Purchaser, on the one hand, and Sellers, on the other hand, may, to the extent legally allowed:

(a) Extend the time for the performance of any of the obligations or other acts of the other party hereto,

(b) Waive any inaccuracies in the representations and warranties made to such party contained herein or in any document delivered pursuant hereto,

(c) Waive compliance with any of the agreements or conditions for the benefit of such party contained herein; provided, that no failure or delay by any party hereto in exercising any right hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or, further exercise thereof or the -exercise of any other right hereunder;

provided, that any agreement on the part of any party hereto to any such extension or waiver shall be valid only if set forth in an instrument in writing signed on behalf of such party that expressly refers to this Section and the particular obligation, inaccuracy, agreement or condition that is the subject of the waiver.

ARTICLE X - GENERAL

10.1 Expenses. All fees and expenses incurred in connection with the transactions contemplated hereby, including, without limitation, all legal, accounting, financial advisory, consulting and all other fees and expenses of third parties incurred by a party in connection with the negotiation and effectuation of the terms and conditions of this . Agreement and the transactions contemplated hereby, shall be the obligation of the respective party incurring such fees and expenses; provided, however, that if the purchase and sale of the Company Shares is consummated, the Company shall not incur financial advisory, brokers’, finders’, legal and accounting fees and expenses in excess of US$5000.00 in connection with the transactions contemplated hereby, and provided, further, that Sellers, on the one hand, and Purchaser, on the other, shall each bear one-half of the applicable Bermuda stamp duties incurred with respect to the transfer of the certificates representing the Company Shares.

Page - 126

10.2 Public Disclosure. Unless otherwise required by applicable Legal Requirements (including, without limitation, applicable securities laws) or by the rules and regulations of a regulated public securities exchange or other organized public market on which the shares of any Seller are traded (including but not limited to Nasdaq), prior to the Closing, no disclosure (whether or not in response to an inquiry) of the discussions or subject matter of this Agreement or the transactions contemplated hereby shall be made by any party hereto unless approved by Purchaser and Sellers prior to release, provided that such approval shal1 not be unreasonably withheld.

10.3 Notices. Any notice, request, instruction or other document to be given hereunder by any party to the other shall be in writing and shall be deemed to have been given or made if in writing and (a) delivered personally, as of the date of such delivery, (b) by telecopy as of the date of receipt of confirmation of transmission (provided that such telecopy was promptly confirmed by personal delivery, first class mail, or courier), or (c) by internationally recognized delivery service guaranteeing delivery in two business days or less, with the price of delivery paid by the sender, as of the date of such delivery, to the parties at the following addresses and numbers:

(i) If to Purchaser:

to: Mr. John Chr. MA.M. Deuss
President
First Curacao International Bank, N.V.
Kaya WFG (Jombi)
Mensing Nr. 18,
Zeelandia, Curacao
Netherlands Antilles

with a copy to:

Transworld Oil Limited
#3 St. James Court
Flatts Village
Hamilton Parish FL04
Bermuda
Attn: General Counsel

(ii) If to any Seller:

to: First Ecom.com, Inc.
80 Gloucester Road, 19th Floor
Wan Chai, Hong Kong

with a copy to:

D. Roger Glenn
Friedman Kaplan
875 Third Avenue
New York, New York 10022

Page - 127

(ii) If to the Company:

to: J. David Lema,
Chief Executive Officer
69 Front Street
Hamilton, Bermuda

with a copy to:

Transworld Oil Limited
#3 St. James Court
Flatts Village -
Hamilton Parish FL04
Bermuda
Attn: General Counsel

or to such other address as may be designated in writing by the parties, by a notice given as aforesaid.

10.4 Headings and Interpretation. The headings of the several sections of this Agreement are inserted for-convenience of reference only and are not intended to affect the meaning or interpretation of this Agreement. As used in this Agreement, the use of pronouns in the masculine, feminine or neutral gender shall be interpreted as a use of any of the other genders, and the use of plural or singular shall be interpreted as the use of the other, as the context shall require. Further, as used in this Agreement, the phrase “to the knowledge of Sellers and the Company” means to the collective knowledge of any and/or all of them, whether such knowledge is held by one, more than one or all of them.

10.5 Counterparts. This Agreement may be executed in counterparts, and when so executed each counterpart shall be deemed to be an original, and said counterparts together shall constitute one and the same instrument.

10.6 Amendment or Supplement. This Agreement may not be amended or supplemented except by an instrument in writing signed by or on behalf of Purchaser and Sellers.

10.7 Entire Agreement; Assignment. This Agreement, the Schedules and Exhibits hereto, and the documents and instruments and other agreements among the parties hereto referenced herein (a) constitute the entire agreement among the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, both written and oral, among the parties with respect to the subject matter hereof and (b) shall not be assigned by operation of law or otherwise except as mutually agreed in writing between the parties, except that:

(i) Purchaser may transfer or assign its rights, interests or obligations hereunder in whole or in part to any third party upon notice to Sellers, provided that no such transfer or assignment shall relieve Purchaser of any of its obligations hereunder, and .

Page - 128

(ii) Sellers may transfer or assign their rights and interests under Section 7.1 with respect to the Installment Payments in whole or in part to any unrelated third party in a bona fide, cash-only, arms’ length transaction, provided that they first give detailed notice to Purchaser of any such proposed transfer and its terms, whereupon Purchaser shall have the right and opportunity to elect to purchase such rights on the same terms, the exercise of which right will require either written or, if given either to First Ecom’s Chief Executive Officer or Chief Financial Officer, oral notice received by. First Ecom from Purchaser to that effect within five (5) Business Days following Purchaser’s receipt of Sellers’ notice of proposed transfer, provided that no such transfer or assignment shall relieve Sellers of any of their obligations hereunder.

This Agreement will be binding upon and inure to the benefit of the parties and their respective successors and permitted assigns.

10.8 Severability. In the event that any provision of this Agreement or the application thereof, becomes or is declared by a court of competent jurisdiction to be illegal, void or unenforceable, the remainder of this Agreement will continue in full force and effect and the application of such provision to other persons or circumstances will be interpreted so as reasonably to effect the intent of the parties hereto. The parties further agree to replace such void or unenforceable provision of this Agreement with a valid and enforceable provision that will achieve, to the extent possible, the economic, business and other purposes of such void or unenforceable provision.

10.9 Other Remedies. Except as otherwise provided herein, any and all remedies herein expressly conferred upon a party will be deemed cumulative with and not exclusive of any other remedy conferred hereby, or by law or equity upon such party, and the exercise by a party of anyone remedy wi1l not preclude the exercise of any other remedy.

10.10 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of Bermuda, without regard to the applicable principles of conflicts of laws thereof.

10.11 Absence of Third-Party Beneficiary Rights. No provision of this Agreement is intended, or will be interpreted, to provide to or create for any third-party beneficiary rights or any other rights of any kind in any client, customer, affiliate, shareholder, employee, partner or any party hereto or any other person or entity, and all provisions hereof will be personal solely between the parties to this Agreement, except that the provisions of Article VIII shall be for the benefit of, and enforceable by, the indemnified parties referred to therein.

10.12 Joint and Several Responsibility. Sellers acknowledge and agree that they are entering into this Agreement, and that they make the representations, warranties, covenants and agreements set forth herein, jointly and severally, with full recourse on the, part of Purchaser to any and all Sellers for the obligations and undertakings of any Seller contained herein. In this respect, each Seller joins in this Agreement as primary obligor and not as surety, and Purchaser shall not be required to proceed first against or exhaust its remedies against any one or more Sellers as a condition to proceeding hereunder against any other Seller with respect to any claim arising hereunder. Further, each Seller hereby irrevocably and exclusively appoints First Ecom as its agent and attorney-in-fact for the giving or receipt of all notices or payments, the granting of all consents, approvals, or waivers, and the taking of all such other actions and making of all such other elections and/or decisions as shall be explicitly or implicitly provided or permitted herein to be given, received, granted, taken or made by or on behalf of the Sellers or any of them (it being understood that omitting to take any action or make any election or decision shall be deemed the taking of an action or the making of any election or decision for this purpose), and to do all such acts and things as may in the opinion of such attorney-in-fact be reasonably necessary or reasonably expedient for the purposes thereof, or in connection therewith, and Purchaser shall be entitled to rely conclusively on any of the foregoing as the action, decision or election, as the case may be, of each and all of the Sellers. Each Seller agrees that the foregoing appointment constitutes a power coupled with an interest and shall be binding upon its successors and assigns. Any payments received by First Ecom hereunder that properly belong to any of other Seller shall be held by First Ecom in trust for the benefit of such other Seller, and Sellers hereby release, discharge and agree to hold harmless Purchaser for any amounts payable to any Seller hereunder or pursuant to any transaction or instrument contemplated hereby that Purchaser pays to First Ecom.

Page - 129

IN WITNESS WHEREOF, Purchaser and Sellers have caused this Agreement to be executed and delivered all as of the date first above written.

“Sellers”:

FIRST ECOM.COM, INC. By: /s/ Kenneth G.C. Telford Name: Kenneth G.C. Telford Title: Secretary	FEDS ACQUISITION CORPORATION By: /s/ Kenneth G.C. Telford Name: Kenneth G.C. Telford Title: Secretary
FIRST ECOM DATA SERVICES ASIA LIMITED By: /s/ Kenneth G.C. Telford Name: Kenneth G.C. Telford Title: Secretary	FIRST ECOMMERCE ASIA LIMITED By:/s/ Kenneth G.C. Telford Name: Kenneth G.C. Telford Title: Secretary
“Purchaser”: FIRST CURACAO INTERNATIONAL BANK, N.V. By: /s/ John Chr. M.A.M. Deuss Name: John Chr. M.A.M. Deuss Title: President

Page - 130

Exhibits attached:

A - Form of Mars Software License Agreement
B - Form of Payment Gateway License Agreement
C - Form of Software Development License Agreement
D - Form of Oasis Subdistributor and Assignment Agreement
E - Form of End User Support Agreement
F - Form of Share Transfer Instruments
G - Form of Release And Discharge of Intercompany Debt And Related Liens
H - Assignment and Transfer of Logo from the Company to Seller
I - Assignment and Transfer of Wing Hang Bank and International Bank of Asia Contracts From The Company to FEDS Asia
J -  Form of Opinion of Legal Counsel to be delivered on behalf of First Ecom and FEDS Acquisition

Schedules attached:

1 - List of Contracts
2 - List of Insurance Policies
3 - Employee Benefits
4 - Business Plan
5 - Capital Expenditures and Commitments

(END OF DOCUMENT - SEE ATTACHED EXHIBITS AND SCHEDULES)

Page - 131

Schedule A

SOFTWARE LICENSE AGREEMENT
FOR
MERCHANT ACCOUNTING AND REPORTING SYSTEM

SOFTWARE LICENSE AGREEMENT ("Agreement") is entered into effective as of October 19, 2001 (the “Effective Date”) by and among First Ecom.com, a Nevada corporation having its principal place of business at 80 Gloucester Road, 19th Floor, Wan Chai, Hong Kong ("First Ecom"), and First Ecom Data Services Asia Limited, a Hong Kong corporation having its principal place of business at 80 Gloucester Road, 19th F loor, Wan Chai, Hong Kong (“FEDS Asia”) (First Ecom and FEDS Asia being referred to herein individually, jointly and collectively as “Licensor”), and Transworld Payment Solutions N.V., a Netherlands Antilles company having its offices at c/o Julianaplein No. 5, Curacao, Netherlands Antilles (“Licensee”).

1. Definitions. As used in this Agreement, the capitalized terms defined in the introductory paragraph shall have the meanings assigned to them therein, and the following capitalized terms shall have the meanings assigned to them below:

“Affiliate” of a person or entity means any other person or entity controlled by, controlling, or under common control with said person or entity, and “control” for this purpose is understood to include the ownership or voting control of more than 50% of the outstanding securities of any such person carrying the power to vote with respect to the direction or management of the person or entity.

“Documentation” means the related hard-copy or electronically reproducible technical documents furnished in association with the Software;

“Media” means the original Licensor-supplied physical materials (if any) containing the Software and/or Documentation;

“Product” means collectively the Media, Software, and Documentation, and all Software, Media or Documentation updates subsequently provided to Licensee by Licensor or its authorized distributor;

Page - 132

“Software” means the original computer files (including all computer programs and data stored in such files) comprising Licensor's financial transaction management and reporting computer software product known as "Merchant Accounting and Reporting System” or “MARS”, and all whole or partial copies thereof, including without limitation all modified copies and portions merged into other programs, and further including any and all updates, revisions, enhancements, modifications, subsequent versions and other derivative works thereof developed and furnished to Licensee by or on behalf of Licensor from time to time.

Other capitalized terms used herein shall have the meanings assigned to them where they first appear.

2.Grant Of License Rights. For good and valuable consideration in hand received, the receipt and sufficiency of which are hereby acknowledged, but subject to the terms and conditions set forth herein, Licensor grants to Licensee and its Affiliates a paid-up royalty-free, non-exclusive, non-transferable, perpetual license to deploy, install, execute and use solely for Licensee's and/or its Affiliates' internal use as many copies of the Product, and on such number(s) and type(s) of servers, workstations or other computer hardware, and in such locations, as Licensee shall deem desirable from time to time. Any programs, utilities, modules or other software or documentation supplied by third parties and embedded in or bundled with the Product as furnished to Licensee by or on behalf of Licensor are hereby expressly included in the scope of this grant. Licensor agrees to deliver, promptly upon the execution and delivery of this Agreement (but not before November 15, 2001), no less than two (2) master copies of the Software in executable (machine readable) code format to Licensee on such Media as Licensee shall reasonably request, together with two (2) copies of the Documentation.

Page - 133

3. Title And Copyright. Licensor represents and warrants to Licensee that Licensor is the owner and holder of all rights, titles and interests in and to the Product, free and clear of all liens, charges, encumbrances, equities and claims of third parties of any description. There are no facts or alleged facts known to Licensor which would reasonably serve as a basis for any claim that Licensor does not have the right to grant the rights and licenses provided for herein. As between Licensor and Licensee, Licensee acknowledges and agrees that, except as and to the extent otherwise agreed in writing between the parties, all title and copyrights in and to the Product, are and will remain the property of Licensor and/or its affiliates and suppliers, and are protected by applicable copyright laws and applicable international copyright treaties, and that Licensor neither grants hereby nor otherwise transfers hereby any rights of ownership therein to Licensee or to any third party. Licensee will not claim or assert title to or ownership of the Product except pursuant to a written agreement expressly entitling Licensee to claim or assert such title or ownership. This Agreement, when executed and delivered by Licensor and Licensee, w ill constitute the valid and legally binding obligation of Licensor, legally enforceable against Licensor in accordance with its terms, subject to the effect of bankruptcy, insolvency, reorganization, moratorium and other similar laws relating to or affecting the rights of creditors generally, limitations imposed by applicable law or equitable principles upon the specific enforceability of any of the remedies, covenants or the provisions of this Agreement, and upon the availability of injunctive relief or other equitable remedies.

4. Restrictions. Licensee will not remove or alter any copyright or, proprietary notice from copies of the Product. Except in accordance with the terms of this Agreement or any other express written agreement between the parties, Licensee agrees (a) not to decompile, disassemble, reverse engineer or otherwise attempt to derive the Software’s source code from object code except to the extent expressly permitted by applicable law or treaty despite this limitation; (b) not to sell, rent, lease, license, sub-license, display, modify, time share, outsource or otherwise transfer the Product to, or , permit the use of the Product by, any third party not an Affiliate of Licensee, provided, without limiting the scope of the license grant hereinabove stated, it is understood and agreed that this Agreement permits the use of the Product by Licensee and its Affiliates in support of services rendered to their customers in the normal course of their trade or business; and (c) to use reasonable care and protection to prevent the unauthorized use, copying, publication or dissemination of the Product. Licensor has the right to obtain injunctive relief against any actual or threatened violation of these restrictions, in addition to any other available remedies.

Page - 134

5. Taxes And Addition Charges. All license fees paid or payable by the Licensee for the license granted hereunder (this "License") do not include, and Licensor will be responsible for, any and all taxes, duties, levies, tariffs, and other governmental charges now or hereafter imposed by any governmental authority on the purchase or sale of this License or the use or possession of the Product by Licensee and/or its Affiliates; provided, that Licensee will be responsible for its own corporate franchise taxes and taxes based upon its own net income.

6. Limited Warranty. Licensor warrants to Licensee that, for a period of ninety (90) days from the Effective Date, (i) the Documentation and Media will be, under normal use, free from physical defects, and (ii) the Software will perform in substantial accordance with the operating specifications contained in the Documentation that is most current at the Effective Date. If Licensee notifies Licensor within said ninety-day period of its belief that either of these warranties has been breached, including a description of the nature or circumstances of such breach, Licensor will be obligated to use reasonable efforts to remedy the defect(s) in question within a reasonable period of time or, at Licensor’s option, to replace the defective Product component at no additional charge. Licensor, it’s authorized distributors and its suppliers do not warrant that the Product will satisfy Licensee’s requirements, that the operation of the Product will be uninterrupted or error free, or that all software defects can be corrected. This warranty will be void if: (i) the Product is not used in accordance with the instructions set out in the Documentation, (ii) a Product defect has been caused by any of Licensee's or a third party's malfunctioning equipment, or (iii) Licensee has made modifications to the Product not expressly authorized in writing by Licensor.

7. Indemnification For Infringement. Licensor will defend or settle, at its own expense any claim against Licensee by a third party asserting that Licensee's and/or its Affiliates’ use of the Product within the scope of this Agreement violates such third party’s patent, copyright, trademark, trade -secret or other proprietary rights, and will indemnify Licensee against any damages finally awarded against Licensee arising out of such claim. Licensee will promptly notify Licensor in writing after first receiving notice of any such claim, and Licensor will have sole control of the defense of any action and all negotiations for its settlement or compromise, with Licensee's reasonable assistance; provided, that Licensee's approval in writing shall be required of any settlement or compromise involving any admission of fault or wrongdoing on the part of Licensee, and provided, further, that Licensee may at Licensor's cost and expense take responsibility for its own defense if and to the extent that Licensee has any reasonable doubt as to the ability or willingness of Licensor to fund such defense or any award, settlement or compromise arising therefrom. Licensor will not be liable for any costs or expenditures incurred by Licensee without Licensor's prior written consent except insofar as Licensee reasonably determines that it is necessary or appropriate to incur such costs and expenses in order to preserve its legal or equitable rights and remedies, protect it from further such claims, or minimize the losses associated with claims so made. If an order is obtained against Licensee’s and/or its Affiliates’ use of the Product by reason of any claimed infringement, or if in Licensor's opinion the Product is likely to become the subject of such a claim, Licensor will, at its option and expense, and in addition to any other rights and remedies available to Licensee hereunder, either (i) procure for Licensee the right to continue using the Product, or (ii) modify or replace the Product with a compatible, functionally equivalent, non-infringing Product.

Page - 135

8. Support. Contemporaneously with the execution of this Agreement, Licensor and Licensee are entering into an End User Support Agreement under which Licensor will provide ongoing support and maintenance beyond the scope and time limits of the warranty period set forth in Section 6 above, which End User Support Agreement sets forth the terms and conditions under which Licensee will be entitled to receive such Product updates and other Product support as may be provided for therein. Notwithstanding the foregoing, however, it is understood and agreed that, for purposes of this Agreement, the Software to which the license granted herein pertains includes both the first and second versions of the "MARS" product as well as the java-enabled version combined with Licensor's "payment gateway" product currently in development. Accordingly, regardless of the terms of the particular agreement entered into by the parties as described above, Licensor hereby agrees to furnish to Licensee at no additional charge the java-enabled version of the Software when available.

9. Successors And Assigns. This Agreement will be binding upon and inure to the benefit of each of the parties and their respective successors and assigns; provided, however, that Licensee may not assign or sublicense this Agreement in whole or in part to any person or entity not an Affiliate of Licensee without the prior written consent of Licensor, and any assignment or sublicense attempted without such consent will be void.

10. Governing Law. This agreement will be governed by and construed in accordance with the laws of Bermuda, without regard to conflicts of law principles.

11. Miscellaneous.

(a) Each party is an independent contractor under this Agreement, and nothing herein will be construed to create any partnership, joint venture, or agency relationship parties between the parties hereto. Any use of the term "partner" in any communication by or between the parties or on their individual or joint behalf or in any trademark or service mark to describe their relationship is intended solely in the colloquial sense of a valued business relationship, and does not indicate the existence of or an offer to enter into a legal partnership, joint agency or other relationship involving common ownership or joint and/or several liability with one another and/or any of their Affiliates. Neither party will incur any debt or make any express or implied agreement, guarantee, warranty or representation in the name or on behalf of the other without the other's express written authorization, and each party will be responsible for its own costs and expenses incurred in connection with this Agreement. No failure or delay by either party in exercising any right, power or privilege hereunder will operate as a waiver thereof, nor will any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any right, power or privilege hereunder. No remedy expressly provided in this Agreement for a breach will be the sole or exclusive remedy for such breach, and each party hereby reserves to itself, in addition to the remedies expressly provided to it in this Agreement, all remedies available to it under law and at equity. This Agreement may be amended, modified or waived only by a subsequent writing that specifically refers to this Agreement and that is signed by both parties, and no other act, document, usage, or custom will be deemed to amend this Agreement. Headings in this Agreement are for convenience of reference only and will not affect the construction or interpretation of this Agreement. If any provision or provisions of this Agreement will be held, for any reason to be illegal, invalid or unenforceable in any circumstance, the remaining provisions will nonetheless be legal, valid and enforceable provisions, and the affected provision will remain legal, valid and enforceable in other circumstances. The terms of this Agreement that expressly or by implication are intended to continue beyond its termination will survive any such termination. Under local law and treaties, the restrictions and limitations of this Agreement may not apply to Licensee; Licensee may have other rights and remedies, and be subject to other restrictions and limitations.

Page - 136

(b) IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE OTHER UNDER THE LAW OF TORT, CONTRACT OR OTHERWISE, AND INCLUDING AS A RESULT OF NEGLIGENCE, FOR SPECIAL, INCIDENTAL, INDIRECT OR CONSEQUENTIAL DAMAGES ARISING OUT OF THIS AGREEMENT OR THE PERFORMANCE OR NON-PERFORMANCE HEREOF (EVEN IF THE RESPONSIBLE PARTY HAS BEEN ADVISED OF OR FORESEES A POSSIBILITY OF ANY SUCH DAMAGES OCCURRING), INCLUDING BUT NOT LIMITED TO LOST BUSINESS REVENUE, FAILURE TO REALIZE EXPECTED PROFITS OR SAVINGS, OR LOSS OF DATA.

(c) Neither party hereto shall be held liable hereunder for any default arising from the delay in the performance of its obligations hereunder to the extent that such default or delay:
(i)
is caused directly by an event beyond the reasonable control of the defaulting or delaying party (the "Non-performing Party"), such as, but not restricted to, fire, flood, earthquake, elements of nature, acts of war, terrorism, riots, civil disorders, rebellions or revolutions, strikes, lockouts or labor difficulties; and

Page - 137

(ii)
could not have been prevented by reasonable precautions and cannot possibly be circumvented by the Non-performing Party through the use of commercially reasonable alternative sources, work-around plans or other means; (a “Force Majeure Event”). The Non-performing Party will be excused from any further performance of the obligations affected by such Force Majeure Event for as long as the Force Majeure Event continues and the Non-Performing Party continues to use its reasonable efforts to recommence performance. The Non-performing Party shall immediately notify the other party by telephone (to be confirmed in writing within five (5) days of the inception of the Force Majeure Event) and describe at a reasonable level of detail the circumstances causing such default or delay. During the continuance of a Force Majeure Event affecting Licensor, Licensee shall continue to pay Licensor’s charges for professional services actually rendered and expenses incurred in the actual performance of such services in accordance with this Agreement. Notwithstanding any other provision hereof, this clause (c) will not excuse a breach of any purely monetary obligation.

12. Joint and Several Responsibility. Each of First Ecom and FEDS Asia acknowledge and agree that they are entering into this Agreement, and that they make the representations, warranties, covenants, agreements, indemnities and other undertakings and responsibilities of Licensor set forth herein, jointly and severally, with full recourse on the part of Licensee to either or both of them for the obligations and undertakings of Licensor contained herein. In this respect, each of First Ecom and FEDS Asia joins in this Agreement as primary obligor and not as surety, and Licensee shall not be required to proceed first against or exhaust its remedies against either of First Ecom or FEDS Asia as a condition to pr proceeding hereunder against the other with respect to any claim arising hereunder. Further, each of First Ecom and FEDS Asia hereby irrevocably and exclusively appoints First Ecom as its agent and attorney-in-fact for the giving or receipt of all notices or payments, the granting of all consents, approvals, or waivers, and the taking of all such other actions and making of all such other elections and/or decisions as shall be explicitly or implicitly provided or permitted herein to be given, received, granted, taken or made by or on behalf of Licensor or either of them (it being understood that omitting to take any action or make any election or decision shall be deemed the taking of an action or the making of any election or decision for this purpose), and to do all such acts and things as may in the opinion of such attorney-in-fact be reasonably necessary or reasonably expedient for the purposes thereof, or in connection therewith, and Licensee shall be entitled to rely conclusively on any of the foregoing as the action, decision or election, as the case may be, of each and both of First Ecom and FEDS Asia. Each of First Ecom and FEDS Asia agrees that the foregoing appointment constitutes a power coupled with an interest and shall be binding upon its successors and assigns. Any payments received by First Ecom hereunder that properly belong to FEDS Asia shall be held by First Ecom in trust for the benefit of FEDS Asia, and FEDS Asia hereby releases, discharges and agrees to hold harmless Licensee for any amounts payable to FEDS Asia that Licensee pays to First Ecom.

Page - 138

LICENSOR:

FIRST ECOM.COM, INC.    FIRST ECOM DATA SERVICES
                    ASIA LIMITED

By:_____________________            By:_____________________
Name: Kenneth G.C. Telford    Name: Kenneth G.C. Telford
Title: Secretary      Title: Secretary

- -
Page - 139

LICENSEE:

TRANSWORLD PAYMENT SOLUTIONS N.V.

By:_____________________
Name: John Chr. M.A.M. Deuss
Title: Managing Director

[END OF DOCUMENT]

Page - 140

SOFTWARE LICENSE AGREEMENT
FOR
PAYMENT GATEWAY

THIS SOFTWARE LICENSE AGREEMENT (“Agreement”) is entered into effective as of October 19, 2001 (the “Effective Date”) by and among First Ecom.com, Inc., a Nevada corporation having its principal place of business at 80 Gloucester Road, 19th Floor, Wan Chai, Hong Kong ("First Ecom"), and First Ecom Data Services Asia Limited, a Hong Kong corporation having its principal place of business at 80 Gloucester Road, 19th Floor, Wan Chai, Hong Kong ("FEDS Asia")(First Ecom and FEDS Asia being referred to herein individually, jointly and collectively as "Licensor"), and Transworld Payment Solutions N.V., a Netherlands Antilles company having its offices at c/o Julianaplein No. 5, Curacao, Netherlands Antilles ("Licensee").

1. Definitions. As used in this Agreement, the capitalized terms defined in the introductory paragraph shall have the meanings assigned to them therein, and the following capitalized terms shall have the meanings assigned to them below:

“Affiliate” of a person or entity means any other person or entity controlled by, controlling, or under common control with said person or entity, and “control” for this purpose is understood to include the ownership or voting control of more than 50% of the outstanding securities of any such person carrying the power to vote with respect to the direction or management of the person or entity.

“Documentation” means the related hard-copy or electronically reproducible technical documents furnished in association with the Software;

“Media” means the original Licensor-supplied physical materials (if any) containing the Software and/or Documentation;

Page - 141

“Product” means collectively the Media, Software, and Documentation, and all Software, Media or Documentation updates subsequently provided to Licensee by Licenosr or its authorized distributor;

“Software” means the original computer files (including all computer programs and data stored in such files) comprising Licensor's "Payment Gateway" computer software product and all whole or partial copies thereof, which product consists of an electronic internet payment gateway that translates various types of financial transaction data, including but not limited to transaction data originating from credit, debit and check payment methods, into a format that can be read by the processing system or systems proprietary to First Ecommerce Data Services Limited, including without limitation modified copies and portions merged into other programs, and further including any and all updates, revisions, enhancements, modifications, subsequent versions and other derivative works thereof developed and furnished to Licensee by or on behalf of Licensor from time to time.

Other capitalized terms used herein shall have the meanings assigned to them where they first appear.

2. Grant Of License Rights. For good and valuable consideration in hand received, the receipt and sufficiency of which are hereby acknowledged, but subject to the terms and conditions set forth herein, Licensor grants to Licensee and its Affiliates a paid-up, royalty-free, non-exclusive, transferable, perpetual license to deploy, install, execute and use solely for Licensee's and/or its Affiliates' internal use as many copies of the Product, and on such number (s) and type(s) of servers, workstations or other computer hardware, and in such locations, as Licensee shall deem desirable from time to time. Any programs, utilities, modules or other software or documentation supplied by third parties and embedded in or bundled with the Product as furnished to Licensee by or on behalf of Licensor are hereby expressly included in the scope of this grant. It is understood and agreed that this Agreement permits the transfer by Licensee of its rights hereunder to third parties. Licensor agrees to deliver, promptly upon the execution and delivery of this Agreement (but not before November 15, 2001), no less than two (2) master copies of the Software in executable (machine readable) code format to Licensee of such Media as Licensee shall reasonably request, together with two (2) copies of the Documentation.

Page - 142

3. Title And Copyright. Licensor represents and warrants to Licensee that Licensor is the owner and holder of all rights, titles and interests in and to the Product, free and clear of all liens, charges, encumbrances, equities and claims of third parties of any description. There are no facts or alleged facts known to Licensor which would reasonably serve as a basis for any claim that Licensor does not have the right to grant the rights and licenses provided for herein. As between Licensor and Licensee, Licensee acknowledges and agrees that, except as and to the extent otherwise agreed in writing between the parties, all title and copyrights in and to the Product, are and will remain, are and will remain the property of the Licensor and/or its affiliates and suppliers, and are protected by applicable copyright laws, and applicable international copyright treaties, and that Licensor neither grants hereby nor otherwise transfers hereby any rights of ownership therein to Licensee or to any third party. Licensee will not claim or assert title to or ownership of the Product except pursuant to a written agreement expressly entitling Licensee to claim or assert such title or ownership. This Agreement, when executed and delivered by Licensor and Licensee, will constitute the valid and legally binding obligation of Licensor, legally enforceable against Licensor in accordance with its terms, subject to the effect of bankruptcy, insolvency, reorganization, moratorium and other similar laws relating to or affecting the rights of creditors generally, limitations imposed by applicable law or equitable principles upon the specific enforceability of any of the remedies, covenants or other provisions of this Agreement, and upon the availability of injunctive relief or other equitable remedies.

Page - 143

4. Restrictions. Licensee will not remove or alter any copyright or proprietary notice from copies of the Product. Except in accordance with the terms of this Agreement or any other express written agreement between the parties, Licensee agrees (a) not to decompile, disassemble, reverse engineer or otherwise attempt to derive the Software’s source code from object code except to the extent expressly permitted by applicable law or treaty despite this limitation; and (b) to use reasonable care and protection to prevent the unauthorized use, copying, publication or dissemination of the Product. Licensor has the right to obtain injunctive relief against any actual or threatened violation of these restrictions, in addition to any other available remedies.

5. Taxes And Additional Charges. All license fees paid or payable by the Licensee for the license granted hereunder (this "License") do not include, and Licensor will be responsible for, any and all taxes, duties, levies, tariffs, and other governmental charges now or hereafter imposed by any governmental authority on the purchase or sale of this License or the use or possession of the Product by Licensee and/or its Affiliates; provided, that Licensee will be responsible for its own corporate franchise taxes and taxes based upon its own net income.

6. Limited Warranty. Licensor warrants to Licensee that, for a period of ninety (90) days from the Effective Date, (i) the Documentation and Media will be, under normal use, free from physical defects, and (ii) the Software will perform in substantial accordance with the operating specifications contained in the Documentation that is most current at the Effective Date. If Licensee notifies Licensor within said ninety-day period of its belief that that either of these warranties has been breached, including a description of nature or circumstances of such breach, Licensor will be obligated to use reasonable efforts to remedy the defect(s) in question within a reasonable period of time or, at Licensor’s option, to replace the defective Product component at no additional charge. Licensor, its authorized distributors and its suppliers do not warrant that the Product will satisfy Licensee’s requirements, that the operation of the Product will be uninterrupted or error free, or that all software defects can be corrected. This warranty will be void if: (i) the Product is not used in accordance with the instructions set out in the Documentation, (ii) a Product defect has been caused by any of Licensee's or a third party's malfunctioning equipment, or (iii) Licensee has made modifications to the Product not expressly authorized in writing by Licensor.

Page - 144

7. Indemnification For Infringement. Licensor will defend or settle, at its own expense, any claim against Licensee by a third party asserting that Licensee's and/or its Affiliates’ use of the Product within the scope of this Agreement violates such third party’s patent, copyright, trademark, trade secret or other proprietary rights, and will indemnify Licensee against any damages finally awarded against Licensee arising out of such claimi. Licensee will promptly notify Licensor in writing after first receiving notice of any such claim, and Licensor will have sole control of the defense of any action and all negotiations for its settlement or compromise, with Licensee's reasonable assistance; provided, that Licensee’s approval in writing shall be required of any settlement or compromise involving any admission of fault or wrongdoing on the part of Licensee, and provided, further, that Licensee may at Licensor's cost and expense take responsibility for its own defense if and to the extent that Licensee has any reasonable doubt as to the ability or willingness of Licensor to fund such defense or any award, settlement or compromise arising therefrom. Licensor will not be liable for any costs or expenditures incurred by Licensee without Licensor's prior written consent except insofar as Licensee reasonably determines that it is necessary or appropriate to incur such costs and expenses in order to preserve its legal or equitable rights and remedies, protect it from further such claims, or minimize the losses associated with claims so made. If an order is obtained against Licensee’s and/or its Affiliates' use of the Product by reason of any claimed infringement, or if in Licensor's opinion the Product is likely to become the subject of such a claim, Licensor will, at its option and expense, and in addition to any other rights s available to Licensee hereunder, either (i) procure for Licensee the right to ing the Product, or (ii) modify or replace the Product with a compatible, equivalent, non-infringing Product.

8. Support. Contemporaneously with the execution of this Agreement, Licensor and Licensee are entering into an End User Support Agreement under which Licensor will provide ongoing support and maintenance beyond the scope and time limits of the warranty period set forth in Section 6 above, which End User Support Agreement sets forth the terms and conditions under which Licensee will be entitled to receive such Product updates and other Product support as may be provided for therein. Notwithstanding the foregoing, however, it is understood and agreed that, for purposes of this Agreement, the Software to which the license granted herein pertains includes both the first and second versions of the “Payment Gateway” product as well as the java-enable version combined with Licensor's "MARS" product currently in development. Accordingly, regardless of the terms of the particular agreement entered into by the parties as described above, Licensor hereby agrees to furnish to Licensee at no additional charge the java-enabled version of the Software when available.

9. Successors And Assigns. This Agreement will be binding upon and inure to the benefit of each of the parties and their respective successors and assigns; provided, however, that Licensee may not assign or sublicense this Agreement in whole or in part to any person or entity not an Affiliate of Licensee without the prior, written consent of Licensor, and any assignment or sublicense attempted without such consent will be void.

10. Governing Law. This agreement will be governed by and construed in accordance with the laws of Bermuda, without regard to conflicts of law principles.

11. Miscellaneous.

(a) Each party is an independent contractor under this Agreement, and nothing herein will be construed to create any partnership, joint venture, or agency relationship between the parties hereto. Any use of the term "partner" in any communication by or between the parties or on their individual or joint behalf or in any trademark or service mark to describe their relationship is intended solely in the colloquial sense of a valued business relationship, and does not indicate the existence of or an offer to enter into a legal partnership, joint agency or other relationship involving common ownership or joint and/or several liability with one another and/or any of their Affiliates. Neither party will incur any debt or make any express or implied agreement, guarantee, warranty or representation, in the name or on behalf of the other without the other’s express written authorization, and each party will be responsible for its own costs and expenses incurred in connection with this Agreement. No failure or delay by either party in exercising any right, power or privilege hereunder will operate as a waiver thereof, nor will any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any right, power or priviledge hereunder. No remedy expressly provided in this Agreement for a breach will be the sole or exclusive remedy for such breach, and each party hereby reserves to itself, in addition to the remedies expressly provided to it in this Agreement, all remedies available to it under law and at equity. This Agreement may be amended, modified or waived only by a subsequent writing that specifically refers to this Agreement and that is signed by both parties, and no other act, document, usage, or custom wil1 be deemed to amend this Agreement. Headings in this Agreement are for convenience of reference only and will not affect the construction or interpretation of this Agreement. If any provision or provisions of this Agreement will be held, for any-reason, to be illegal, invalid or unenforceable in any circumstance, the remaining provisions will nonetheless be legal, valid and enforceable provisions, and the affected provision will remain legal, valid and enforceable in other circumstances. The terms of this Agreement that expressly or by implication are intended to continue beyond its termination will survive any such termination. Under local law and treaties, the restrictions and limitations of this Agreement may not apply to Licensee; Licensee may have other rights and remedies, and by subject to other restrictions and limitations.

Page - 145

(b) IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE  OTHER UNDER THE LAW OF TORT, CONTRACT OR OTHERWISE, AND INCLUDING AS A RESULT OF NEGLIGENCE, FOR SPECIAL, INCIDENTAL, INDIRECT OR CONSEQUENTIAL DAMAGES ARISING OUT OF THIS AGREEMENT OR THE PERFORMANCE OR NON-PERFORMANCE HEREOF EVEN IF THE RESPONSIBLE PARTY HAS BEEN ADVISED OF OR FORESEES A POSSIBILITY OF ANY SUCH DAMAGES OCCURRING), INCLUDING BUT NOT LIMITED TO LOST BUSINESS REVENUE, FAILURE TO REALIZE EXPECTED PROFITS OR SAVINGS OR LOSS OF DATA.

(c) neither party hereto shall be held liable hereunder for any default arising from the delay in the performance of its obligations hereunder to the extent that such default or delay:
(i) is caused directly by an event beyond the reasonable control of the defaulting or delaying party (the "Non-performing Party"), such as, but not restricted to, fire, flood, earthquake, elements of nature, acts of war, terrorism, riots, civil disorders, rebellions or revolutions, strikes, lockouts or labor difficulties; and

(ii) could not have been prevented by reasonable precautions and cannot possibly be circumvented by the Non-performing Party through the use of commercially reasonable alternative sources, work-around plans or other means; (“Force Majeure Event”). The Non-performing Party will be excused from any further performance of the obligations affected by such Force Majeure Event for as long as the Force Majeure Event continues and the Non-Performing Party continues to use its reasonable efforts to  recommence performance. The Non-performing Party shall immediately notify the other party by telephone (to be confirmed in writing within five (5) days of the inception of the Force Majeure Event) and describe at a reasonable level of detail the circumstances causing such default or delay. During the continuance of a Force Majeure Event affecting Licensor, Licensee shall continue to pay Licensor's charges for professional services actually rendered and expenses incurred in the actual performance of such services in accordance with this Agreement. Notwithstanding any other provision hereof, this clause (c) will not excuse a breach of any purely monetary obligation.

Page - 146

    12. Joint and Several Responsibility. Each of First Ecom and PEDS Asia acknowledge and agree that they are entering into this Agreement, and that they make the representations, warranties, covenants, agreements, indemnities and other undertakings and responsibilities of Licensor set forth herein, jointly and severally, with full recourse on the part of Licensee to either or both of them for the obligations and undertakings of Licensor contained herein. In this respect, each of First Ecom and FEDS Asia joins in this Agreement as primary obligor and not as surety, and Licensee shall not be required to proceed first against or exhaust its remedies against either of First Ecom or FEDS Asia as a condition to proceeding hereunder against the other with respect to any claim arising hereunder. Further, each of First Ecom and FEDS Asia hereby irrevocably and exclusively appoints First Ecom as its agent and attorney-in-fact for the giving or receipt of all notices or payments, the granting of all consents, approvals, or waivers, and the taking of all such other actions and making of all such other elections and/or decisions as shall be explicitly or implicitly provided or permitted herein to be given, received, granted, taken or made by or on behalf of Licensor or either of them (it being understood that omitting to take any action or make any election or decision shall be deemed the taking of an action or the making of any election or decision for this purpose), and to do all such acts and things as may in the opinion of such attorney-in-fact be reasonably necessary or reasonably expedient for the purposes thereof, or in connection therewith, and Licensee shall be entitled to rely conclusively on any of the foregoing as the action, decision or election, as the case may be, of each and both of First Ecom and FEDS Asia. Each of First Ecom and FEDS Asia agrees that the foregoing appointment constitutes a power coupled with an interest and shall be binding upon its successors and assigns. Any payments received by First Ecom hereunder that properly belong to FEDS Asia shall be held by First Ecom in trust for the benefit of FEDS Asia, and FEDS Asia hereby releases, discharges and agrees to hold harmless Licensee for any amounts payable to FEDS Asia that Licensee pays to First Ecom.

LICENSOR:

FIRST ECOM.COM, INC.    FIRST ECOM DATA SERVICES
                    ASIA LIMITED

By:_____________________            By:_____________________
Name: Kenneth G.C. Telford    Name: Kenneth G.C. Telford
Title: Secretary      Title: Secretary

LICENSEE:

TRANSWORLD PAYMENT SOLUTIONS N.V.

By:_____________________
Name: John Chr. M.A.M. Deuss
Title: Managing Director

Page - 147

SOFTWARE DEVELOPMENT LICENSE AGREEMENT

This SOFTWARE DEVELOPMENT LICENSE AGREEMENT (“Agreement”) is entered into effective as of October 19, 2001 (the “Effective Date”) by and among First Ecom.com, Inc., a Nevada corporation having its principal place of business at 80 Gloucester Road, 19th Floor, Wan Chai, Hong Kong (“First Ecom”), and First Ecom Data Services Asia Limited, a Hong Kong corporation having its principal place of business at 80 Gloucester Road, 19th Floor, Wan Chai, Hong Kong (“FEDS Asia”)( First Ecom and FEDS Asia being referred to herein individually, jointly and collectively as “Licensor”), and Transworld Payment Solutions N.V., a Netherlands Antilles company having its offices at c/o Julianaplein No. 5, Curacao, Netherlands Antilles (“Licensee”) .

1. Definitions. As used in this Agreement, the capitalized terms defined in the introductory paragraph shall have the meanings assigned to them therein, and the following capitalized terms shall have the meanings assigned to them below:

“Affiliate” of a person or entity means any other person or entity controlled by, controlling, or under common control with said person or entity, and "control" for this purpose is understood to include the ownership or voting control of more than 50% of the outstanding securities of any such person carrying the power to vote with respect to the direction or management of the person or entity;

“Documentation” means the related hard-copy or electronically reproducible technical documents created in the course of the development of the Software, including without limitation all specifications, instructions, technical descriptions, manuals, flow, charts, pseudo-code, state diagrams, interim versions of programs or parts thereof, comments to source code, or other tangible notes or records pertaining to the Software's development;

“Media” means the original Licensor-supplied physical materials (if any) containing the Software and/or Documentation;

Page - 148

“Product” means collectively the Media, Software and Documentation, and all Software, Media or Documentation updates subsequently provided to the Licensee by Licensor or its authorized distributor;

“Software” means the original computer files (including all computer programs and data stored in such files) comprising (i) Licensor’s financial transaction management and reporting computer software product known as “Merchant Accounting and Reporting system or “MARS”, and system or “MARS”, and (ii) Licensor's “Payment Gateway” computer software product, which product consists of an electronic internet payment gateway that translates various types of financial transaction data, including but not limited to transaction data originating from credit, debit and check payment methods, into a format that can be read by the processing system or systems proprietary to First Ecommerce Data Services Limited, and all whole or partial copies thereof, including without limitation modified copies and portions merged into other programs, and further including any and all updates, revisions, enhancements, modifications, subsequent versions and other derivative works thereof developed and furnished to Licensee by or on behalf of Licensor from time to time.

Other capitalized terms used herein shall have the meanings assigned to them where they first appear.
.
2. Grant Of License Rights. For good and valuable consideration in hand received, the receipt and sufficiency of which are hereby acknowledged, but subject to the terms and conditions set forth herein, Licensor grants to Licensee and its Affiliates a paid-up, royalty-free, non-exclusive, non-transferable, perpetual license to revise, modify, enhance and otherwise develop derivative works of the Product. Licensor agrees to deliver promptly upon the execution and delivery of this Agreement (but not before November 15, 200l), no less than two (2) master copies of the Software in source (human readable) code format to Licensee on such Media as Licensee shall reasonably request, together with two (2) copies of the Documentation, including without limitation all relevant third party development toolkits and licenses.

Page - 149

3. Title And Copyright. Licensor represents and warrants to Licensee that Licensor is the owner and holder of all rights, titles and interests in and to the Product, free and clear of all liens, charges, encumbrances, equities and claims of third parties of any description. There are no facts or alleged facts known to Licensor which would reasonably serve as a basis for any claim that Licensor does not have the right to grant the rights and licenses provided for herein. As between Licensor and Licensee, Licensee acknowledges and agrees that, except as and to the extent otherwise agreed in writing between the parties, all title and copyrights in and to the Product, including without limitation the original code or other copyrightable material embedded in any derivative works thereof created by or on behalf of Licensee pursuant to this Agreement, are and will remain the property of Licensor and/or its affiliates and suppliers, and are protected by applicable copyright laws, and applicable international copyright treaties, and that Licensor neither grants hereby nor otherwise transfers hereby any rights of ownership therein to Licensee or to any third party; provided, however, that any incremental additional code or other copyrightable material created by or for Licensee or its Affiliates shall be the property of Licensee or its Affiliates, as applicable, and shall not be subject to the restrictions set forth herein except to the extent such incremental material incorporates, is embedded in or bundled with the Product. Licensee will not claim or assert title to or ownership of the Product except pursuant to a written agreement expressly entitling Licensee to claim or assert such title or ownership. This Agreement, when executed and delivered by Licensor and Licensee, will constitute the valid and legally binding obligation of Licensor, legally enforceable against Licensor in accordance with its terms, subject to the effect of bankruptcy, insolvency, reorganization, moratorium and other similar laws relating to or affecting the rights of creditors generally, limitations imposed by applicable law or equitable principles upon the specific enforceability of any remedies, covenants or other provisions of this Agreement, and upon the availability of injunctive relief or other equitable remedies.

4. Restrictions. Licensee will not remove or alter any copyright or proprietary notice from copies of the Product. Except in accordance with the terms of this Agreement or any other express written agreement between the parties, Licensee agrees (a) not to sell, rent, lease, license, sublicense, display, modify, time share, outsource or otherwise transfer the Product or any derivative work of the Product to, or permit the use of the Product or any derivative work of the Product by, any third party not an affiliate of Licensee, provided, without limiting the scope of the license grant hereinabove stated, it is understood and agreed that this Agreement permits the use of any derivative work of the Product by Licensee and its Affiliates in support of services rendered to their customers in the normal course of their trade or business; and (b) to use reasonable care and protection to prevent the unauthorized use, copying, publication or dissemination of the Product. Licensor has the right to obtain injunctive relief against any actual or threatened violation of these restrictions, in addition to any other available remedies.

5. Taxes And Additional Charges. All license fees paid or payable by the Licensee for the license granted hereunder (this "License") do not include, and Licensor will be responsible for, any and all taxes, duties, levies, tariffs, and other governmental charges now or hereafter imposed by any governmental authority on the purchase or sale of this License or the use or possession of the Product by Licensee and/or its Affiliates; provided that Licensee will be responsible for its own corporate franchise taxes and taxes based upon its own net income.

6. Limited Warranty. Licensor warrants to Licensee that, for a period of ninety (90) days from the Effective Date, (i) the Documentation and Media will be, under normal use, free from physical defects, and (ii) the Software will perform in substantial accordance with the operating specifications contained in the Documentation that is most current at the Effective Date. If Licensee notifies Licensor within said ninety-day period of its belief that either of these warranties has been breached, including a description of the nature or circumstances of such breach, Licensor will be obligated to use reasonable efforts to remedy the defect(s) in question within a reasonable period of time or, at Licensor’s option, to replace the defective Product component at no additional charge. Licensor, its authorized distributors and its suppliers do not warrant that the Product will satisfy Licensee’s requirements, that the operation of the Product will be uninterrupted or error free, or that all software defects can be corrected, This warranty will be void if: (i) the Product is not used in accordance with the instructions set out in the Documentation, (ii) a Product defect has been caused by any of Licensee's or a third party's malfunctioning equipment, or (iii) Licensee has made modifications to the Product not expressly authorized in writing by Licensor.

Page - 150

7. Indemnification For Infringement. Licensor will defend or settle, at its own expense, any claim against Licensee by a third party asserting that Licensee's and/or its Affiliates’ use of the Product within the scope of this Agreement violates such third party’s patent, copyright, trademark, trade secret or other proprietary rights, and will indemnify Licensee against any damages finally awarded against Licensee arising out of such claim. Licensee will promptly notify Licensor in writing after first receiving notice of any such claim, and Licensor will have sole control of the defense of any action and all negotiations for its settlement or compromise, with Licensee's reasonable assistance; provided, that Licensee's approval in writing shall be required of any settlement or compromise involving any admission of fault or wrongdoing on the part of Licensee, and provided, further, that Licensee may at Licensor's cost and expense take responsibility for its own defense if and to the extent that Licensee has any reasonable doubt as to the ability or willingness of Licensor to fund such defense or any award, settlement or compromise arising therefrom. Licensor will not be liable for any costs or expenditures incurred by Licensee without Licensor's prior written consent except insofar as Licensee reasonably determines that it is necessary or appropriate to incur such costs and expenses in order to preserve its legal or equitable rights and remedies, protect it from further such claims, or minimize the losses associated with claims so made. If an order is obtained against the Licensee's and/or its Affiliates' use of the Product by reason of any claimed infringement, or if in Licensor's opinion the Product is likely to become the subject of such a claim, Licensor will, at its option and expense, and in addition to any other rights and remedies available to Licensee hereunder, either (i) procure for Licensee the right to continue using the product, or (ii) modify or replace the Product with a compatible functionally equivalent, non-infringing Product.

8. Support. Contemporaneously with the execution of this Agreement, Licensor and Licensee are entering into an End User Support Agreement under which Licensor will provide ongoing support and maintenance beyond the scope and time limits of the warranty period set forth in Section 6 above, which End User Support Agreement sets forth the terms and conditions under which Licensee will be entitled to receive such Product updates and other Product support as may be provided for therein.

9. Successors And Assigns. This Agreement will be binding upon and inure to the benefit of each of the parties and their respective successors and assigns; provided, however, that Licensee may not assign or sublicense this Agreement in whole or in part to any person or entity not an Affiliate of Licensee without the prior written consent of Licensor, and any assignment or sublicense attempted without such consent will be void. Notwithstanding the foregoing, if for any reason both First Ecom and FEDS Asia cease doing business, or both discontinue maintenance and support for the Software or any portion thereof, then in either case, unless the Software or portion thereof so affected has been conveyed to a third party, the license granted hereunder shall thereupon automatically and without need for further action by either party become transferable, and the restrictions contained herein on disclosure or dissemination to third parties of the Product or derivative works thereof shall thenceforth be of no force or effect.

10. Governing Law. This agreement will be governed by and construed in accordance with the laws of Bermuda, without regard to conf1icts of law principles.

11.	Miscellaneous.

(a) Each party is an independent contractor under this Agreement, and nothing herein will be construed to create any partnership, joint venture, or agency relationship between the parties hereto. Any use of the term "partner" in any communication by or between the parties or on their individual or joint behalf or in any trademark or service to describe their relationship is intended solely in the colloquial sense of a valued business relationship, and does not indicate the existence of or an offer to enter into a legal partnership, joint agency or other relationship involving common ownership or joint and/or several liability with one another and/or any of their Affiliates. Neither party will incur any debt or make any express or implied agreement, guarantee, warranty or representation in the name or on behalf of the other without the others express written authorization, and each party will be responsible for its own costs and expenses incurred in connection with this Agreement. No failure or delay by either party in exercising any right, power or privilege hereunder will operate as a waiver thereof, nor will any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any right, power or privilege hereunder. No remedy expressly provided in this Agreement for a breach will be the sole or exclusive remedy for such breach, and each party hereby reserves to itself, in addition to the remedies expressly provided to it in this Agreement, all remedies available to it under law and at equity. This Agreement may be amended, modified or waived only by a subsequent writing that specifically refers to this Agreement and that is signed by both parties, and no other act, document, usage, or custom will be deemed to amend this Agreement. Headings in this Agreement are for the convenience of reference only and will not affect the construction or interpretation of this Agreement. If any provision or provisions of this Agreement will be held, for any reason, to be illegal, invalid or unenforceable in any circumstance, the remaining provisions will nonetheless be legal, valid and enforceable provisions, and the affected provision will remain legal, valid and enforceable in other circumstances. The terms of this Agreement that expressly or by implication are intended to continue beyond its termination will survive any such termination. Under local law and treaties, the restrictions and limitations of this Agreement may not apply to Licensee; Licensee may have other rights and remedies, and be subject to other restrictions and limitations.

Page - 151

(b)  IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE OTHER, UNDER THE LAW OF TORT, CONTRACT OR OTHER WISE, AND INCLUDING AS A RESULT OF NEGLIGENCE, FOR SPECIAL, INCIDENTAL, INDIRECT OR CONSEQUENTIAL DAMAGES ARISING OUT OF THIS AGREEMENT OR THE PERFORMANCE OR NON-PERFORMANCE HEREOF EVEN IF THE RESPONSIBLE PARTY HAS BEEN ADVISED OF OR FORESEES A LIABILITY OF ANY SUCH DAMAGES OCCURRING), INCLUDING BUT NOT LIMITED. TO LOST BUSINESS REVENUE, FAILURE TO REALIZE EXPECTED PROFITS OR SAVINGS, OR LOSS OF DATA.

(c)  Neither party hereto shall be held liable hereunder for any default arising from the delay in the performance of its obligations hereunder to the extent that such default or delay:

(i) is caused directly by an event beyond the reasonable control of the defaulting party or delaying party (the “Non-performing Party”), such as, but not restricted to, fire, flood, earthquake, elements of nature, acts of war, terrorism, riots, civil disorders, rebellions or revolutions, strikes, lockouts or labor difficulties; and

(ii) could not have been prevented by reasonable precautions and cannot possibly be circumvented by the Non-performing Party through the use of commercially reasonable alternative sources, work-around plans or other means; (a “Force Majeure Event”). The Non-performing Party will be excused from any further performance of the obligations affected by such Force Majeure Event for as long as the Force Majeure Event continues and the Non-Performing Party continues to use its reasonable efforts to recommence performance. The Non-performing Party shall immediately notify the other party by telephone (to be confirmed in writing within five (5) days of the inception of the Force Majeure Event) and describe at a reasonable level of detail the circumstances causing such default or delay. During the continuance of a Force Majeure Event affecting Licensor, Licensee shaIl continue to pay Licensor's charges for professional services actually rendered and expenses incurred in the actual performance of such services in accordance with this Agreement. Notwithstanding any other provisions hereof, this clause (c) will not excuse a breach of any purely monetary obligation.

12.  Joint and Several Responsibility. Each of First Ecom and FEDS Asia acknowledge and agree that they are entering into this Agreement, and that they make the representations, warranties, covenants, agreements, indemnities and other undertakings and responsibilities of Licensor set forth herein, jointly and severally, with full recourse on the part of Licensee to either or both of them for the obligations and undertakings of Licensor contained herein. In this respect, each of First Ecom and FEDS Asia joins in this Agreement as primary obligor and not as surety, and Licensee shall not be required to proceed first against or exhaust its remedies against either of First Ecom or FEDS Asia as a condition to proceeding hereunder against the other with respect to any claim arising hereunder. Further, each of First Ecom and FEDS Asia hereby irrevocably and exclusively appoints First Ecom as its agent and attorney-in-fact for the giving or receipt of all notices or payments, the granting of all consents, approvals, or waivers, and the taking of all such other actions and making of all such other elections and/or decisions as shall be explicitly or implicitly provided or permitted herein to be given, received, granted, taken or made by or on behalf of Licensor or either of them (it being understood that omitting to take any action or make any election or decision shall be deemed the taking of an action or the making of any election or decision for this purpose), and to do all such acts and things as may in the opinion of such attorney-in-fact be reasonably necessary or reasonably expedient for the purposes thereof, or in connection therewith, the Licensee shall be entitled to rely conclusively on any of the foregoing as the action, decision or election, as the case may be, of each and both of First Ecom and FEDS Asia. Each of First Ecom and FEDS Asia agrees that the foregoing appointment constitutes a power coupled with an interest and shall be binding upon its successors and assigns. Any payments received by First Ecom hereunder that properly belong to FEDS Asia shall be held by First Ecom in trust for the benefit of FEDS Asia, and FEDS Asia hereby releases, discharges and agrees to hold harmless Licensee for any amounts payable to FEDS Asia that Licensee pays to First Ecom.

Page - 152

LICENSOR:

FIRST ECOM.COM, INC.    FIRST ECOM DATA SERVICES
                    ASIA LIMITED

By:_____________________            By:_____________________
Name: Kenneth G.C. Telford    Name: Kenneth G.C. Telford
Title: Secretary      Title: Secretary

LICENSEE:

TRANSWORLD PAYMENT SOLUTIONS N.V.

By:_____________________
Name: John Chr. M.A.M. Deuss
Title: Managing Director

[END OF DOCUMENT]

Page - 153

EXHIBIT 10.5

Page - 154

SOFTWARE LICENSE AGREEMENT
FOR
MERCHANT ACCOUNTING AND REPORTING SYSTEM

SOFTWARE LICENSE AGREEMENT ("Agreement") is entered into effective as of October 19, 2001 (the “Effective Date”) by and among First Ecom.com, a Nevada corporation having its principal place of business at 80 Gloucester Road, 19th Floor, Wan Chai, Hong Kong ("First Ecom"), and First Ecom Data Services Asia Limited, a Hong Kong corporation having its principal place of business at 80 Gloucester Road, 19th F loor, Wan Chai, Hong Kong (“FEDS Asia”) (First Ecom and FEDS Asia being referred to herein individually, jointly and collectively as “Licensor”), and Transworld Payment Solutions N.V., a Netherlands Antilles company having its offices at c/o Julianaplein No. 5, Curacao, Netherlands Antilles (“Licensee”).

1. Definitions. As used in this Agreement, the capitalized terms defined in the introductory paragraph shall have the meanings assigned to them therein, and the following capitalized terms shall have the meanings assigned to them below:

“Affiliate” of a person or entity means any other person or entity controlled by, controlling, or under common control with said person or entity, and “control” for this purpose is understood to include the ownership or voting control of more than 50% of the outstanding securities of any such person carrying the power to vote with respect to the direction or management of the person or entity.

“Documentation” means the related hard-copy or electronically reproducible technical documents furnished in association with the Software;

“Media” means the original Licensor-supplied physical materials (if any) containing the Software and/or Documentation;

“Product” means collectively the Media, Software, and Documentation, and all Software, Media or Documentation updates subsequently provided to Licensee by Licensor or its authorized distributor;

“Software” means the original computer files (including all computer programs and data stored in such files) comprising Licensor's financial transaction management and reporting computer software product known as "Merchant Accounting and Reporting System” or “MARS”, and all whole or partial copies thereof, including without limitation all modified copies and portions merged into other programs, and further including any and all updates, revisions, enhancements, modifications, subsequent versions and other derivative works thereof developed and furnished to Licensee by or on behalf of Licensor from time to time.

Other capitalized terms used herein shall have the meanings assigned to them where they first appear.

2.Grant Of License Rights. For good and valuable consideration in hand received, the receipt and sufficiency of which are hereby acknowledged, but subject to the terms and conditions set forth herein, Licensor grants to Licensee and its Affiliates a paid-up royalty-free, non-exclusive, non-transferable, perpetual license to deploy, install, execute and use solely for Licensee's and/or its Affiliates' internal use as many copies of the Product, and on such number(s) and type(s) of servers, workstations or other computer hardware, and in such locations, as Licensee shall deem desirable from time to time. Any programs, utilities, modules or other software or documentation supplied by third parties and embedded in or bundled with the Product as furnished to Licensee by or on behalf of Licensor are hereby expressly included in the scope of this grant. Licensor agrees to deliver, promptly upon the execution and delivery of this Agreement (but not before November 15, 2001), no less than two (2) master copies of the Software in executable (machine readable) code format to Licensee on such Media as Licensee shall reasonably request, together with two (2) copies of the Documentation.

Page - 155

    3. Title And Copyright. Licensor represents and warrants to Licensee that Licensor is the owner and holder of all rights, titles and interests in and to the Product, free and clear of all liens, charges, encumbrances, equities and claims of third parties of any description. There are no facts or alleged facts known to Licensor which would reasonably serve as a basis for any claim that Licensor does not have the right to grant the rights and licenses provided for herein. As between Licensor and Licensee, Licensee acknowledges and agrees that, except as and to the extent otherwise agreed in writing between the parties, all title and copyrights in and to the Product, are and will remain the property of Licensor and/or its affiliates and suppliers, and are protected by applicable copyright laws and applicable international copyright treaties, and that Licensor neither grants hereby nor otherwise transfers hereby any rights of ownership therein to Licensee or to any third party. Licensee will not claim or assert title to or ownership of the Product except pursuant to a written agreement expressly entitling Licensee to claim or assert such title or ownership. This Agreement, when executed and delivered by Licensor and Licensee, w ill constitute the valid and legally binding obligation of Licensor, legally enforceable against Licensor in accordance with its terms, subject to the effect of bankruptcy, insolvency, reorganization, moratorium and other similar laws relating to or affecting the rights of creditors generally, limitations imposed by applicable law or equitable principles upon the specific enforceability of any of the remedies, covenants or the provisions of this Agreement, and upon the availability of injunctive relief or other equitable remedies.

4. Restrictions. Licensee will not remove or alter any copyright or, proprietary notice from copies of the Product. Except in accordance with the terms of this Agreement or any other express written agreement between the parties, Licensee agrees (a) not to decompile, disassemble, reverse engineer or otherwise attempt to derive the Software’s source code from object code except to the extent expressly permitted by applicable law or treaty despite this limitation; (b) not to sell, rent, lease, license, sub-license, display, modify, time share, outsource or otherwise transfer the Product to, or , permit the use of the Product by, any third party not an Affiliate of Licensee, provided, without limiting the scope of the license grant hereinabove stated, it is understood and agreed that this Agreement permits the use of the Product by Licensee and its Affiliates in support of services rendered to their customers in the normal course of their trade or business; and (c) to use reasonable care and protection to prevent the unauthorized use, copying, publication or dissemination of the Product. Licensor has the right to obtain injunctive relief against any actual or threatened violation of these restrictions, in addition to any other available remedies.

5. Taxes And Addition Charges. All license fees paid or payable by the Licensee for the license granted hereunder (this "License") do not include, and Licensor will be responsible for, any and all taxes, duties, levies, tariffs, and other governmental charges now or hereafter imposed by any governmental authority on the purchase or sale of this License or the use or possession of the Product by Licensee and/or its Affiliates; provided, that Licensee will be responsible for its own corporate franchise taxes and taxes based upon its own net income.

6. Limited Warranty. Licensor warrants to Licensee that, for a period of ninety (90) days from the Effective Date, (i) the Documentation and Media will be, under normal use, free from physical defects, and (ii) the Software will perform in substantial accordance with the operating specifications contained in the Documentation that is most current at the Effective Date. If Licensee notifies Licensor within said ninety-day period of its belief that either of these warranties has been breached, including a description of the nature or circumstances of such breach, Licensor will be obligated to use reasonable efforts to remedy the defect(s) in question within a reasonable period of time or, at Licensor’s option, to replace the defective Product component at no additional charge. Licensor, it’s authorized distributors and its suppliers do not warrant that the Product will satisfy Licensee’s requirements, that the operation of the Product will be uninterrupted or error free, or that all software defects can be corrected. This warranty will be void if: (i) the Product is not used in accordance with the instructions set out in the Documentation, (ii) a Product defect has been caused by any of Licensee's or a third party's malfunctioning equipment, or (iii) Licensee has made modifications to the Product not expressly authorized in writing by Licensor.

7. Indemnification For Infringement. Licensor will defend or settle, at its own expense any claim against Licensee by a third party asserting that Licensee's and/or its Affiliates’ use of the Product within the scope of this Agreement violates such third party’s patent, copyright, trademark, trade -secret or other proprietary rights, and will indemnify Licensee against any damages finally awarded against Licensee arising out of such claim. Licensee will promptly notify Licensor in writing after first receiving notice of any such claim, and Licensor will have sole control of the defense of any action and all negotiations for its settlement or compromise, with Licensee's reasonable assistance; provided, that Licensee's approval in writing shall be required of any settlement or compromise involving any admission of fault or wrongdoing on the part of Licensee, and provided, further, that Licensee may at Licensor's cost and expense take responsibility for its own defense if and to the extent that Licensee has any reasonable doubt as to the ability or willingness of Licensor to fund such defense or any award, settlement or compromise arising therefrom. Licensor will not be liable for any costs or expenditures incurred by Licensee without Licensor's prior written consent except insofar as Licensee reasonably determines that it is necessary or appropriate to incur such costs and expenses in order to preserve its legal or equitable rights and remedies, protect it from further such claims, or minimize the losses associated with claims so made. If an order is obtained against Licensee’s and/or its Affiliates’ use of the Product by reason of any claimed infringement, or if in Licensor's opinion the Product is likely to become the subject of such a claim, Licensor will, at its option and expense, and in addition to any other rights and remedies available to Licensee hereunder, either (i) procure for Licensee the right to continue using the Product, or (ii) modify or replace the Product with a compatible, functionally equivalent, non-infringing Product.

Page - 156

      8. Support. Contemporaneously with the execution of this Agreement, Licensor and Licensee are entering into an End User Support Agreement under which Licensor will provide ongoing support and maintenance beyond the scope and time limits of the warranty period set forth in Section 6 above, which End User Support Agreement sets forth the terms and conditions under which Licensee will be entitled to receive such Product updates and other Product support as may be provided for therein. Notwithstanding the foregoing, however, it is understood and agreed that, for purposes of this Agreement, the Software to which the license granted herein pertains includes both the first and second versions of the "MARS" product as well as the java-enabled version combined with Licensor's "payment gateway" product currently in development. Accordingly, regardless of the terms of the particular agreement entered into by the parties as described above, Licensor hereby agrees to furnish to Licensee at no additional charge the java-enabled version of the Software when available.

9. Successors And Assigns. This Agreement will be binding upon and inure to the benefit of each of the parties and their respective successors and assigns; provided, however, that Licensee may not assign or sublicense this Agreement in whole or in part to any person or entity not an Affiliate of Licensee without the prior written consent of Licensor, and any assignment or sublicense attempted without such consent will be void.

10. Governing Law. This agreement will be governed by and construed in accordance with the laws of Bermuda, without regard to conflicts of law principles.

11. Miscellaneous.

(a) Each party is an independent contractor under this Agreement, and nothing herein will be construed to create any partnership, joint venture, or agency relationship parties between the parties hereto. Any use of the term "partner" in any communication by or between the parties or on their individual or joint behalf or in any trademark or service mark to describe their relationship is intended solely in the colloquial sense of a valued business relationship, and does not indicate the existence of or an offer to enter into a legal partnership, joint agency or other relationship involving common ownership or joint and/or several liability with one another and/or any of their Affiliates. Neither party will incur any debt or make any express or implied agreement, guarantee, warranty or representation in the name or on behalf of the other without the other's express written authorization, and each party will be responsible for its own costs and expenses incurred in connection with this Agreement. No failure or delay by either party in exercising any right, power or privilege hereunder will operate as a waiver thereof, nor will any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any right, power or privilege hereunder. No remedy expressly provided in this Agreement for a breach will be the sole or exclusive remedy for such breach, and each party hereby reserves to itself, in addition to the remedies expressly provided to it in this Agreement, all remedies available to it under law and at equity. This Agreement may be amended, modified or waived only by a subsequent writing that specifically refers to this Agreement and that is signed by both parties, and no other act, document, usage, or custom will be deemed to amend this Agreement. Headings in this Agreement are for convenience of reference only and will not affect the construction or interpretation of this Agreement. If any provision or provisions of this Agreement will be held, for any reason to be illegal, invalid or unenforceable in any circumstance, the remaining provisions will nonetheless be legal, valid and enforceable provisions, and the affected provision will remain legal, valid and enforceable in other circumstances. The terms of this Agreement that expressly or by implication are intended to continue beyond its termination will survive any such termination. Under local law and treaties, the restrictions and limitations of this Agreement may not apply to Licensee; Licensee may have other rights and remedies, and be subject to other restrictions and limitations.

(b) IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE OTHER UNDER THE LAW OF TORT, CONTRACT OR OTHERWISE, AND INCLUDING AS A RESULT OF NEGLIGENCE, FOR SPECIAL, INCIDENTAL, INDIRECT OR CONSEQUENTIAL DAMAGES ARISING OUT OF THIS AGREEMENT OR THE PERFORMANCE OR NON-PERFORMANCE HEREOF (EVEN IF THE RESPONSIBLE PARTY HAS BEEN ADVISED OF OR FORESEES A POSSIBILITY OF ANY SUCH DAMAGES OCCURRING), INCLUDING BUT NOT LIMITED TO LOST BUSINESS REVENUE, FAILURE TO REALIZE EXPECTED PROFITS OR SAVINGS, OR LOSS OF DATA.

(c) Neither party hereto shall be held liable hereunder for any default arising from the delay in the performance of its obligations hereunder to the extent that such default or delay:
(i)
is caused directly by an event beyond the reasonable control of the defaulting or delaying party (the "Non-performing Party"), such as, but not restricted to, fire, flood, earthquake, elements of nature, acts of war, terrorism, riots, civil disorders, rebellions or revolutions, strikes, lockouts or labor difficulties; and

(ii)
could not have been prevented by reasonable precautions and cannot possibly be circumvented by the Non-performing Party through the use of commercially reasonable alternative sources, work-around plans or other means; (a “Force Majeure Event”). The Non-performing Party will be excused from any further performance of the obligations affected by such Force Majeure Event for as long as the Force Majeure Event continues and the Non-Performing Party continues to use its reasonable efforts to recommence performance. The Non-performing Party shall immediately notify the other party by telephone (to be confirmed in writing within five (5) days of the inception of the Force Majeure Event) and describe at a reasonable level of detail the circumstances causing such default or delay. During the continuance of a Force Majeure Event affecting Licensor, Licensee shall continue to pay Licensor’s charges for professional services actually rendered and expenses incurred in the actual performance of such services in accordance with this Agreement. Notwithstanding any other provision hereof, this clause (c) will not excuse a breach of any purely monetary obligation.

Page - 157

    12. Joint and Several Responsibility. Each of First Ecom and FEDS Asia acknowledge and agree that they are entering into this Agreement, and that they make the representations, warranties, covenants, agreements, indemnities and other undertakings and responsibilities of Licensor set forth herein, jointly and severally, with full recourse on the part of Licensee to either or both of them for the obligations and undertakings of Licensor contained herein. In this respect, each of First Ecom and FEDS Asia joins in this Agreement as primary obligor and not as surety, and Licensee shall not be required to proceed first against or exhaust its remedies against either of First Ecom or FEDS Asia as a condition to pr proceeding hereunder against the other with respect to any claim arising hereunder. Further, each of First Ecom and FEDS Asia hereby irrevocably and exclusively appoints First Ecom as its agent and attorney-in-fact for the giving or receipt of all notices or payments, the granting of all consents, approvals, or waivers, and the taking of all such other actions and making of all such other elections and/or decisions as shall be explicitly or implicitly provided or permitted herein to be given, received, granted, taken or made by or on behalf of Licensor or either of them (it being understood that omitting to take any action or make any election or decision shall be deemed the taking of an action or the making of any election or decision for this purpose), and to do all such acts and things as may in the opinion of such attorney-in-fact be reasonably necessary or reasonably expedient for the purposes thereof, or in connection therewith, and Licensee shall be entitled to rely conclusively on any of the foregoing as the action, decision or election, as the case may be, of each and both of First Ecom and FEDS Asia. Each of First Ecom and FEDS Asia agrees that the foregoing appointment constitutes a power coupled with an interest and shall be binding upon its successors and assigns. Any payments received by First Ecom hereunder that properly belong to FEDS Asia shall be held by First Ecom in trust for the benefit of FEDS Asia, and FEDS Asia hereby releases, discharges and agrees to hold harmless Licensee for any amounts payable to FEDS Asia that Licensee pays to First Ecom.

LICENSOR:

FIRST ECOM.COM, INC.    FIRST ECOM DATA SERVICES
ASIA LIMITED

By: /s/ Kenneth G.C. Telford    By: /s/ Kenneth G.C. Telford
Name: Kenneth G.C. Telford    Name: Kenneth G.C. Telford
Title: Secretary      Title: Secretary

- -
Page - 158

LICENSEE:

TRANSWORLD PAYMENT SOLUTIONS N.V.

By: /s/ John Chr. M.A.M. Deuss
Name: John Chr. M.A.M. Deuss
Title: Managing Director

[END OF DOCUMENT]

Page - 159

SOFTWARE LICENSE AGREEMENT
FOR
PAYMENT GATEWAY

THIS SOFTWARE LICENSE AGREEMENT (“Agreement”) is entered into effective as of October 19, 2001 (the “Effective Date”) by and among First Ecom.com, Inc., a Nevada corporation having its principal place of business at 80 Gloucester Road, 19th Floor, Wan Chai, Hong Kong ("First Ecom"), and First Ecom Data Services Asia Limited, a Hong Kong corporation having its principal place of business at 80 Gloucester Road, 19th Floor, Wan Chai, Hong Kong ("FEDS Asia")(First Ecom and FEDS Asia being referred to herein individually, jointly and collectively as "Licensor"), and Transworld Payment Solutions N.V., a Netherlands Antilles company having its offices at c/o Julianaplein No. 5, Curacao, Netherlands Antilles ("Licensee").

1. Definitions. As used in this Agreement, the capitalized terms defined in the introductory paragraph shall have the meanings assigned to them therein, and the following capitalized terms shall have the meanings assigned to them below:

“Affiliate” of a person or entity means any other person or entity controlled by, controlling, or under common control with said person or entity, and “control” for this purpose is understood to include the ownership or voting control of more than 50% of the outstanding securities of any such person carrying the power to vote with respect to the direction or management of the person or entity.

“Documentation” means the related hard-copy or electronically reproducible technical documents furnished in association with the Software;

“Media” means the original Licensor-supplied physical materials (if any) containing the Software and/or Documentation;

“Product” means collectively the Media, Software, and Documentation, and all Software, Media or Documentation updates subsequently provided to Licensee by Licenosr or its authorized distributor;

Page - 160

“Software” means the original computer files (including all computer programs and data stored in such files) comprising Licensor's "Payment Gateway" computer software product and all whole or partial copies thereof, which product consists of an electronic internet payment gateway that translates various types of financial transaction data, including but not limited to transaction data originating from credit, debit and check payment methods, into a format that can be read by the processing system or systems proprietary to First Ecommerce Data Services Limited, including without limitation modified copies and portions merged into other programs, and further including any and all updates, revisions, enhancements, modifications, subsequent versions and other derivative works thereof developed and furnished to Licensee by or on behalf of Licensor from time to time.

Other capitalized terms used herein shall have the meanings assigned to them where they first appear.

2. Grant Of License Rights. For good and valuable consideration in hand received, the receipt and sufficiency of which are hereby acknowledged, but subject to the terms and conditions set forth herein, Licensor grants to Licensee and its Affiliates a paid-up, royalty-free, non-exclusive, transferable, perpetual license to deploy, install, execute and use solely for Licensee's and/or its Affiliates' internal use as many copies of the Product, and on such number (s) and type(s) of servers, workstations or other computer hardware, and in such locations, as Licensee shall deem desirable from time to time. Any programs, utilities, modules or other software or documentation supplied by third parties and embedded in or bundled with the Product as furnished to Licensee by or on behalf of Licensor are hereby expressly included in the scope of this grant. It is understood and agreed that this Agreement permits the transfer by Licensee of its rights hereunder to third parties. Licensor agrees to deliver, promptly upon the execution and delivery of this Agreement (but not before November 15, 2001), no less than two (2) master copies of the Software in executable (machine readable) code format to Licensee of such Media as Licensee shall reasonably request, together with two (2) copies of the Documentation.

3. Title And Copyright. Licensor represents and warrants to Licensee that Licensor is the owner and holder of all rights, titles and interests in and to the Product, free and clear of all liens, charges, encumbrances, equities and claims of third parties of any description. There are no facts or alleged facts known to Licensor which would reasonably serve as a basis for any claim that Licensor does not have the right to grant the rights and licenses provided for herein. As between Licensor and Licensee, Licensee acknowledges and agrees that, except as and to the extent otherwise agreed in writing between the parties, all title and copyrights in and to the Product, are and will remain, are and will remain the property of the Licensor and/or its affiliates and suppliers, and are protected by applicable copyright laws, and applicable international copyright treaties, and that Licensor neither grants hereby nor otherwise transfers hereby any rights of ownership therein to Licensee or to any third party. Licensee will not claim or assert title to or ownership of the Product except pursuant to a written agreement expressly entitling Licensee to claim or assert such title or ownership. This Agreement, when executed and delivered by Licensor and Licensee, will constitute the valid and legally binding obligation of Licensor, legally enforceable against Licensor in accordance with its terms, subject to the effect of bankruptcy, insolvency, reorganization, moratorium and other similar laws relating to or affecting the rights of creditors generally, limitations imposed by applicable law or equitable principles upon the specific enforceability of any of the remedies, covenants or other provisions of this Agreement, and upon the availability of injunctive relief or other equitable remedies.

4. Restrictions. Licensee will not remove or alter any copyright or proprietary notice from copies of the Product. Except in accordance with the terms of this Agreement or any other express written agreement between the parties, Licensee agrees (a) not to decompile, disassemble, reverse engineer or otherwise attempt to derive the Software’s source code from object code except to the extent expressly permitted by applicable law or treaty despite this limitation; and (b) to use reasonable care and protection to prevent the unauthorized use, copying, publication or dissemination of the Product. Licensor has the right to obtain injunctive relief against any actual or threatened violation of these restrictions, in addition to any other available remedies.

5. Taxes And Additional Charges. All license fees paid or payable by the Licensee for the license granted hereunder (this "License") do not include, and Licensor will be responsible for, any and all taxes, duties, levies, tariffs, and other governmental charges now or hereafter imposed by any governmental authority on the purchase or sale of this License or the use or possession of the Product by Licensee and/or its Affiliates; provided, that Licensee will be responsible for its own corporate franchise taxes and taxes based upon its own net income.

Page - 161

6. Limited Warranty. Licensor warrants to Licensee that, for a period of ninety (90) days from the Effective Date, (i) the Documentation and Media will be, under normal use, free from physical defects, and (ii) the Software will perform in substantial accordance with the operating specifications contained in the Documentation that is most current at the Effective Date. If Licensee notifies Licensor within said ninety-day period of its belief that that either of these warranties has been breached, including a description of nature or circumstances of such breach, Licensor will be obligated to use reasonable efforts to remedy the defect(s) in question within a reasonable period of time or, at Licensor’s option, to replace the defective Product component at no additional charge. Licensor, its authorized distributors and its suppliers do not warrant that the Product will satisfy Licensee’s requirements, that the operation of the Product will be uninterrupted or error free, or that all software defects can be corrected. This warranty will be void if: (i) the Product is not used in accordance with the instructions set out in the Documentation, (ii) a Product defect has been caused by any of Licensee's or a third party's malfunctioning equipment, or (iii) Licensee has made modifications to the Product not expressly authorized in writing by Licensor.

7. Indemnification For Infringement. Licensor will defend or settle, at its own expense, any claim against Licensee by a third party asserting that Licensee's and/or its Affiliates’ use of the Product within the scope of this Agreement violates such third party’s patent, copyright, trademark, trade secret or other proprietary rights, and will indemnify Licensee against any damages finally awarded against Licensee arising out of such claimi. Licensee will promptly notify Licensor in writing after first receiving notice of any such claim, and Licensor will have sole control of the defense of any action and all negotiations for its settlement or compromise, with Licensee's reasonable assistance; provided, that Licensee’s approval in writing shall be required of any settlement or compromise involving any admission of fault or wrongdoing on the part of Licensee, and provided, further, that Licensee may at Licensor's cost and expense take responsibility for its own defense if and to the extent that Licensee has any reasonable doubt as to the ability or willingness of Licensor to fund such defense or any award, settlement or compromise arising therefrom. Licensor will not be liable for any costs or expenditures incurred by Licensee without Licensor's prior written consent except insofar as Licensee reasonably determines that it is necessary or appropriate to incur such costs and expenses in order to preserve its legal or equitable rights and remedies, protect it from further such claims, or minimize the losses associated with claims so made. If an order is obtained against Licensee’s and/or its Affiliates' use of the Product by reason of any claimed infringement, or if in Licensor's opinion the Product is likely to become the subject of such a claim, Licensor will, at its option and expense, and in addition to any other rights s available to Licensee hereunder, either (i) procure for Licensee the right to ing the Product, or (ii) modify or replace the Product with a compatible, equivalent, non-infringing Product.

8. Support. Contemporaneously with the execution of this Agreement, Licensor and Licensee are entering into an End User Support Agreement under which Licensor will provide ongoing support and maintenance beyond the scope and time limits of the warranty period set forth in Section 6 above, which End User Support Agreement sets forth the terms and conditions under which Licensee will be entitled to receive such Product updates and other Product support as may be provided for therein. Notwithstanding the foregoing, however, it is understood and agreed that, for purposes of this Agreement, the Software to which the license granted herein pertains includes both the first and second versions of the “Payment Gateway” product as well as the java-enable version combined with Licensor's "MARS" product currently in development. Accordingly, regardless of the terms of the particular agreement entered into by the parties as described above, Licensor hereby agrees to furnish to Licensee at no additional charge the java-enabled version of the Software when available.

9. Successors And Assigns. This Agreement will be binding upon and inure to the benefit of each of the parties and their respective successors and assigns; provided, however, that Licensee may not assign or sublicense this Agreement in whole or in part to any person or entity not an Affiliate of Licensee without the prior, written consent of Licensor, and any assignment or sublicense attempted without such consent will be void.

10. Governing Law. This agreement will be governed by and construed in accordance with the laws of Bermuda, without regard to conflicts of law principles.

11. Miscellaneous.

(a) Each party is an independent contractor under this Agreement, and nothing herein will be construed to create any partnership, joint venture, or agency relationship between the parties hereto. Any use of the term "partner" in any communication by or between the parties or on their individual or joint behalf or in any trademark or service mark to describe their relationship is intended solely in the colloquial sense of a valued business relationship, and does not indicate the existence of or an offer to enter into a legal partnership, joint agency or other relationship involving common ownership or joint and/or several liability with one another and/or any of their Affiliates. Neither party will incur any debt or make any express or implied agreement, guarantee, warranty or representation, in the name or on behalf of the other without the other’s express written authorization, and each party will be responsible for its own costs and expenses incurred in connection with this Agreement. No failure or delay by either party in exercising any right, power or privilege hereunder will operate as a waiver thereof, nor will any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any right, power or priviledge hereunder. No remedy expressly provided in this Agreement for a breach will be the sole or exclusive remedy for such breach, and each party hereby reserves to itself, in addition to the remedies expressly provided to it in this Agreement, all remedies available to it under law and at equity. This Agreement may be amended, modified or waived only by a subsequent writing that specifically refers to this Agreement and that is signed by both parties, and no other act, document, usage, or custom wil1 be deemed to amend this Agreement. Headings in this Agreement are for convenience of reference only and will not affect the construction or interpretation of this Agreement. If any provision or provisions of this Agreement will be held, for any-reason, to be illegal, invalid or unenforceable in any circumstance, the remaining provisions will nonetheless be legal, valid and enforceable provisions, and the affected provision will remain legal, valid and enforceable in other circumstances. The terms of this Agreement that expressly or by implication are intended to continue beyond its termination will survive any such termination. Under local law and treaties, the restrictions and limitations of this Agreement may not apply to Licensee; Licensee may have other rights and remedies, and by subject to other restrictions and limitations.

Page - 162

(b) IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE  OTHER UNDER THE LAW OF TORT, CONTRACT OR OTHERWISE, AND INCLUDING AS A RESULT OF NEGLIGENCE, FOR SPECIAL, INCIDENTAL, INDIRECT OR CONSEQUENTIAL DAMAGES ARISING OUT OF THIS AGREEMENT OR THE PERFORMANCE OR NON-PERFORMANCE HEREOF EVEN IF THE RESPONSIBLE PARTY HAS BEEN ADVISED OF OR FORESEES A POSSIBILITY OF ANY SUCH DAMAGES OCCURRING), INCLUDING BUT NOT LIMITED TO LOST BUSINESS REVENUE, FAILURE TO REALIZE EXPECTED PROFITS OR SAVINGS OR LOSS OF DATA.

(c) neither party hereto shall be held liable hereunder for any default arising from the delay in the performance of its obligations hereunder to the extent that such default or delay:
(i) is caused directly by an event beyond the reasonable control of the defaulting or delaying party (the "Non-performing Party"), such as, but not restricted to, fire, flood, earthquake, elements of nature, acts of war, terrorism, riots, civil disorders, rebellions or revolutions, strikes, lockouts or labor difficulties; and

(ii) could not have been prevented by reasonable precautions and cannot possibly be circumvented by the Non-performing Party through the use of commercially reasonable alternative sources, work-around plans or other means; (“Force Majeure Event”). The Non-performing Party will be excused from any further performance of the obligations affected by such Force Majeure Event for as long as the Force Majeure Event continues and the Non-Performing Party continues to use its reasonable efforts to  recommence performance. The Non-performing Party shall immediately notify the other party by telephone (to be confirmed in writing within five (5) days of the inception of the Force Majeure Event) and describe at a reasonable level of detail the circumstances causing such default or delay. During the continuance of a Force Majeure Event affecting Licensor, Licensee shall continue to pay Licensor's charges for professional services actually rendered and expenses incurred in the actual performance of such services in accordance with this Agreement. Notwithstanding any other provision hereof, this clause (c) will not excuse a breach of any purely monetary obligation.

12. Joint and Several Responsibility. Each of First Ecom and PEDS Asia acknowledge and agree that they are entering into this Agreement, and that they make the representations, warranties, covenants, agreements, indemnities and other undertakings and responsibilities of Licensor set forth herein, jointly and severally, with full recourse on the part of Licensee to either or both of them for the obligations and undertakings of Licensor contained herein. In this respect, each of First Ecom and FEDS Asia joins in this Agreement as primary obligor and not as surety, and Licensee shall not be required to proceed first against or exhaust its remedies against either of First Ecom or FEDS Asia as a condition to proceeding hereunder against the other with respect to any claim arising hereunder. Further, each of First Ecom and FEDS Asia hereby irrevocably and exclusively appoints First Ecom as its agent and attorney-in-fact for the giving or receipt of all notices or payments, the granting of all consents, approvals, or waivers, and the taking of all such other actions and making of all such other elections and/or decisions as shall be explicitly or implicitly provided or permitted herein to be given, received, granted, taken or made by or on behalf of Licensor or either of them (it being understood that omitting to take any action or make any election or decision shall be deemed the taking of an action or the making of any election or decision for this purpose), and to do all such acts and things as may in the opinion of such attorney-in-fact be reasonably necessary or reasonably expedient for the purposes thereof, or in connection therewith, and Licensee shall be entitled to rely conclusively on any of the foregoing as the action, decision or election, as the case may be, of each and both of First Ecom and FEDS Asia. Each of First Ecom and FEDS Asia agrees that the foregoing appointment constitutes a power coupled with an interest and shall be binding upon its successors and assigns. Any payments received by First Ecom hereunder that properly belong to FEDS Asia shall be held by First Ecom in trust for the benefit of FEDS Asia, and FEDS Asia hereby releases, discharges and agrees to hold harmless Licensee for any amounts payable to FEDS Asia that Licensee pays to First Ecom.

LICENSOR:

FIRST ECOM.COM, INC.    FIRST ECOM DATA SERVICES
ASIA LIMITED

By: /s/ Kenneth G.C. Telford    By: /s/ Kenneth G.C. Telford
Name: Kenneth G.C. Telford    Name: Kenneth G.C. Telford
Title: Secretary      Title: Secretary

LICENSEE:

TRANSWORLD PAYMENT SOLUTIONS N.V.

By: /s/ John Chr. M.A.M. Deuss
Name: John Chr. M.A.M. Deuss
Title: Managing Director

Page - 163

SOFTWARE DEVELOPMENT LICENSE AGREEMENT

This SOFTWARE DEVELOPMENT LICENSE AGREEMENT (“Agreement”) is entered into effective as of October 19, 2001 (the “Effective Date”) by and among First Ecom.com, Inc., a Nevada corporation having its principal place of business at 80 Gloucester Road, 19th Floor, Wan Chai, Hong Kong (“First Ecom”), and First Ecom Data Services Asia Limited, a Hong Kong corporation having its principal place of business at 80 Gloucester Road, 19th Floor, Wan Chai, Hong Kong (“FEDS Asia”)( First Ecom and FEDS Asia being referred to herein individually, jointly and collectively as “Licensor”), and Transworld Payment Solutions N.V., a Netherlands Antilles company having its offices at c/o Julianaplein No. 5, Curacao, Netherlands Antilles (“Licensee”) .

1. Definitions. As used in this Agreement, the capitalized terms defined in the introductory paragraph shall have the meanings assigned to them therein, and the following capitalized terms shall have the meanings assigned to them below:

“Affiliate” of a person or entity means any other person or entity controlled by, controlling, or under common control with said person or entity, and "control" for this purpose is understood to include the ownership or voting control of more than 50% of the outstanding securities of any such person carrying the power to vote with respect to the direction or management of the person or entity;

“Documentation” means the related hard-copy or electronically reproducible technical documents created in the course of the development of the Software, including without limitation all specifications, instructions, technical descriptions, manuals, flow, charts, pseudo-code, state diagrams, interim versions of programs or parts thereof, comments to source code, or other tangible notes or records pertaining to the Software's development;

“Media” means the original Licensor-supplied physical materials (if any) containing the Software and/or Documentation;

“Product” means collectively the Media, Software and Documentation, and all Software, Media or Documentation updates subsequently provided to the Licensee by Licensor or its authorized distributor;

“Software” means the original computer files (including all computer programs and data stored in such files) comprising (i) Licensor’s financial transaction management and reporting computer software product known as “Merchant Accounting and Reporting system or “MARS”, and system or “MARS”, and (ii) Licensor's “Payment Gateway” computer software product, which product consists of an electronic internet payment gateway that translates various types of financial transaction data, including but not limited to transaction data originating from credit, debit and check payment methods, into a format that can be read by the processing system or systems proprietary to First Ecommerce Data Services Limited, and all whole or partial copies thereof, including without limitation modified copies and portions merged into other programs, and further including any and all updates, revisions, enhancements, modifications, subsequent versions and other derivative works thereof developed and furnished to Licensee by or on behalf of Licensor from time to time.

Other capitalized terms used herein shall have the meanings assigned to them where they first appear.

2. Grant Of License Rights. For good and valuable consideration in hand received, the receipt and sufficiency of which are hereby acknowledged, but subject to the terms and conditions set forth herein, Licensor grants to Licensee and its Affiliates a paid-up, royalty-free, non-exclusive, non-transferable, perpetual license to revise, modify, enhance and otherwise develop derivative works of the Product. Licensor agrees to deliver promptly upon the execution and delivery of this Agreement (but not before November 15, 200l), no less than two (2) master copies of the Software in source (human readable) code format to Licensee on such Media as Licensee shall reasonably request, together with two (2) copies of the Documentation, including without limitation all relevant third party development toolkits and licenses.

3. Title And Copyright. Licensor represents and warrants to Licensee that Licensor is the owner and holder of all rights, titles and interests in and to the Product, free and clear of all liens, charges, encumbrances, equities and claims of third parties of any description. There are no facts or alleged facts known to Licensor which would reasonably serve as a basis for any claim that Licensor does not have the right to grant the rights and licenses provided for herein. As between Licensor and Licensee, Licensee acknowledges and agrees that, except as and to the extent otherwise agreed in writing between the parties, all title and copyrights in and to the Product, including without limitation the original code or other copyrightable material embedded in any derivative works thereof created by or on behalf of Licensee pursuant to this Agreement, are and will remain the property of Licensor and/or its affiliates and suppliers, and are protected by applicable copyright laws, and applicable international copyright treaties, and that Licensor neither grants hereby nor otherwise transfers hereby any rights of ownership therein to Licensee or to any third party; provided, however, that any incremental additional code or other copyrightable material created by or for Licensee or its Affiliates shall be the property of Licensee or its Affiliates, as applicable, and shall not be subject to the restrictions set forth herein except to the extent such incremental material incorporates, is embedded in or bundled with the Product. Licensee will not claim or assert title to or ownership of the Product except pursuant to a written agreement expressly entitling Licensee to claim or assert such title or ownership. This Agreement, when executed and delivered by Licensor and Licensee, will constitute the valid and legally binding obligation of Licensor, legally enforceable against Licensor in accordance with its terms, subject to the effect of bankruptcy, insolvency, reorganization, moratorium and other similar laws relating to or affecting the rights of creditors generally, limitations imposed by applicable law or equitable principles upon the specific enforceability of any remedies, covenants or other provisions of this Agreement, and upon the availability of injunctive relief or other equitable remedies.

Page - 164

4. Restrictions. Licensee will not remove or alter any copyright or proprietary notice from copies of the Product. Except in accordance with the terms of this Agreement or any other express written agreement between the parties, Licensee agrees (a) not to sell, rent, lease, license, sublicense, display, modify, time share, outsource or otherwise transfer the Product or any derivative work of the Product to, or permit the use of the Product or any derivative work of the Product by, any third party not an affiliate of Licensee, provided, without limiting the scope of the license grant hereinabove stated, it is understood and agreed that this Agreement permits the use of any derivative work of the Product by Licensee and its Affiliates in support of services rendered to their customers in the normal course of their trade or business; and (b) to use reasonable care and protection to prevent the unauthorized use, copying, publication or dissemination of the Product. Licensor has the right to obtain injunctive relief against any actual or threatened violation of these restrictions, in addition to any other available remedies.

5. Taxes And Additional Charges. All license fees paid or payable by the Licensee for the license granted hereunder (this "License") do not include, and Licensor will be responsible for, any and all taxes, duties, levies, tariffs, and other governmental charges now or hereafter imposed by any governmental authority on the purchase or sale of this License or the use or possession of the Product by Licensee and/or its Affiliates; provided that Licensee will be responsible for its own corporate franchise taxes and taxes based upon its own net income.

6. Limited Warranty. Licensor warrants to Licensee that, for a period of ninety (90) days from the Effective Date, (i) the Documentation and Media will be, under normal use, free from physical defects, and (ii) the Software will perform in substantial accordance with the operating specifications contained in the Documentation that is most current at the Effective Date. If Licensee notifies Licensor within said ninety-day period of its belief that either of these warranties has been breached, including a description of the nature or circumstances of such breach, Licensor will be obligated to use reasonable efforts to remedy the defect(s) in question within a reasonable period of time or, at Licensor’s option, to replace the defective Product component at no additional charge. Licensor, its authorized distributors and its suppliers do not warrant that the Product will satisfy Licensee’s requirements, that the operation of the Product will be uninterrupted or error free, or that all software defects can be corrected, This warranty will be void if: (i) the Product is not used in accordance with the instructions set out in the Documentation, (ii) a Product defect has been caused by any of Licensee's or a third party's malfunctioning equipment, or (iii) Licensee has made modifications to the Product not expressly authorized in writing by Licensor.

7. Indemnification For Infringement. Licensor will defend or settle, at its own expense, any claim against Licensee by a third party asserting that Licensee's and/or its Affiliates’ use of the Product within the scope of this Agreement violates such third party’s patent, copyright, trademark, trade secret or other proprietary rights, and will indemnify Licensee against any damages finally awarded against Licensee arising out of such claim. Licensee will promptly notify Licensor in writing after first receiving notice of any such claim, and Licensor will have sole control of the defense of any action and all negotiations for its settlement or compromise, with Licensee's reasonable assistance; provided, that Licensee's approval in writing shall be required of any settlement or compromise involving any admission of fault or wrongdoing on the part of Licensee, and provided, further, that Licensee may at Licensor's cost and expense take responsibility for its own defense if and to the extent that Licensee has any reasonable doubt as to the ability or willingness of Licensor to fund such defense or any award, settlement or compromise arising therefrom. Licensor will not be liable for any costs or expenditures incurred by Licensee without Licensor's prior written consent except insofar as Licensee reasonably determines that it is necessary or appropriate to incur such costs and expenses in order to preserve its legal or equitable rights and remedies, protect it from further such claims, or minimize the losses associated with claims so made. If an order is obtained against the Licensee's and/or its Affiliates' use of the Product by reason of any claimed infringement, or if in Licensor's opinion the Product is likely to become the subject of such a claim, Licensor will, at its option and expense, and in addition to any other rights and remedies available to Licensee hereunder, either (i) procure for Licensee the right to continue using the product, or (ii) modify or replace the Product with a compatible functionally equivalent, non-infringing Product.

Page - 165

8. Support. Contemporaneously with the execution of this Agreement, Licensor and Licensee are entering into an End User Support Agreement under which Licensor will provide ongoing support and maintenance beyond the scope and time limits of the warranty period set forth in Section 6 above, which End User Support Agreement sets forth the terms and conditions under which Licensee will be entitled to receive such Product updates and other Product support as may be provided for therein.

9. Successors And Assigns. This Agreement will be binding upon and inure to the benefit of each of the parties and their respective successors and assigns; provided, however, that Licensee may not assign or sublicense this Agreement in whole or in part to any person or entity not an Affiliate of Licensee without the prior written consent of Licensor, and any assignment or sublicense attempted without such consent will be void. Notwithstanding the foregoing, if for any reason both First Ecom and FEDS Asia cease doing business, or both discontinue maintenance and support for the Software or any portion thereof, then in either case, unless the Software or portion thereof so affected has been conveyed to a third party, the license granted hereunder shall thereupon automatically and without need for further action by either party become transferable, and the restrictions contained herein on disclosure or dissemination to third parties of the Product or derivative works thereof shall thenceforth be of no force or effect.

10. Governing Law. This agreement will be governed by and construed in accordance with the laws of Bermuda, without regard to conf1icts of law principles.

11.	Miscellaneous.

(a) Each party is an independent contractor under this Agreement, and nothing herein will be construed to create any partnership, joint venture, or agency relationship between the parties hereto. Any use of the term "partner" in any communication by or between the parties or on their individual or joint behalf or in any trademark or service to describe their relationship is intended solely in the colloquial sense of a valued business relationship, and does not indicate the existence of or an offer to enter into a legal partnership, joint agency or other relationship involving common ownership or joint and/or several liability with one another and/or any of their Affiliates. Neither party will incur any debt or make any express or implied agreement, guarantee, warranty or representation in the name or on behalf of the other without the others express written authorization, and each party will be responsible for its own costs and expenses incurred in connection with this Agreement. No failure or delay by either party in exercising any right, power or privilege hereunder will operate as a waiver thereof, nor will any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any right, power or privilege hereunder. No remedy expressly provided in this Agreement for a breach will be the sole or exclusive remedy for such breach, and each party hereby reserves to itself, in addition to the remedies expressly provided to it in this Agreement, all remedies available to it under law and at equity. This Agreement may be amended, modified or waived only by a subsequent writing that specifically refers to this Agreement and that is signed by both parties, and no other act, document, usage, or custom will be deemed to amend this Agreement. Headings in this Agreement are for the convenience of reference only and will not affect the construction or interpretation of this Agreement. If any provision or provisions of this Agreement will be held, for any reason, to be illegal, invalid or unenforceable in any circumstance, the remaining provisions will nonetheless be legal, valid and enforceable provisions, and the affected provision will remain legal, valid and enforceable in other circumstances. The terms of this Agreement that expressly or by implication are intended to continue beyond its termination will survive any such termination. Under local law and treaties, the restrictions and limitations of this Agreement may not apply to Licensee; Licensee may have other rights and remedies, and be subject to other restrictions and limitations.

(b)  IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE OTHER, UNDER THE LAW OF TORT, CONTRACT OR OTHER WISE, AND INCLUDING AS A RESULT OF NEGLIGENCE, FOR SPECIAL, INCIDENTAL, INDIRECT OR CONSEQUENTIAL DAMAGES ARISING OUT OF THIS AGREEMENT OR THE PERFORMANCE OR NON-PERFORMANCE HEREOF EVEN IF THE RESPONSIBLE PARTY HAS BEEN ADVISED OF OR FORESEES A LIABILITY OF ANY SUCH DAMAGES OCCURRING), INCLUDING BUT NOT LIMITED. TO LOST BUSINESS REVENUE, FAILURE TO REALIZE EXPECTED PROFITS OR SAVINGS, OR LOSS OF DATA.

(c)  Neither party hereto shall be held liable hereunder for any default arising from the delay in the performance of its obligations hereunder to the extent that such default or delay:

(i) is caused directly by an event beyond the reasonable control of the defaulting party or delaying party (the “Non-performing Party”), such as, but not restricted to, fire, flood, earthquake, elements of nature, acts of war, terrorism, riots, civil disorders, rebellions or revolutions, strikes, lockouts or labor difficulties; and

(ii) could not have been prevented by reasonable precautions and cannot possibly be circumvented by the Non-performing Party through the use of commercially reasonable alternative sources, work-around plans or other means; (a “Force Majeure Event”). The Non-performing Party will be excused from any further performance of the obligations affected by such Force Majeure Event for as long as the Force Majeure Event continues and the Non-Performing Party continues to use its reasonable efforts to recommence performance. The Non-performing Party shall immediately notify the other party by telephone (to be confirmed in writing within five (5) days of the inception of the Force Majeure Event) and describe at a reasonable level of detail the circumstances causing such default or delay. During the continuance of a Force Majeure Event affecting Licensor, Licensee shaIl continue to pay Licensor's charges for professional services actually rendered and expenses incurred in the actual performance of such services in accordance with this Agreement. Notwithstanding any other provisions hereof, this clause (c) will not excuse a breach of any purely monetary obligation.

Page - 166

12.  Joint and Several Responsibility. Each of First Ecom and FEDS Asia acknowledge and agree that they are entering into this Agreement, and that they make the representations, warranties, covenants, agreements, indemnities and other undertakings and responsibilities of Licensor set forth herein, jointly and severally, with full recourse on the part of Licensee to either or both of them for the obligations and undertakings of Licensor contained herein. In this respect, each of First Ecom and FEDS Asia joins in this Agreement as primary obligor and not as surety, and Licensee shall not be required to proceed first against or exhaust its remedies against either of First Ecom or FEDS Asia as a condition to proceeding hereunder against the other with respect to any claim arising hereunder. Further, each of First Ecom and FEDS Asia hereby irrevocably and exclusively appoints First Ecom as its agent and attorney-in-fact for the giving or receipt of all notices or payments, the granting of all consents, approvals, or waivers, and the taking of all such other actions and making of all such other elections and/or decisions as shall be explicitly or implicitly provided or permitted herein to be given, received, granted, taken or made by or on behalf of Licensor or either of them (it being understood that omitting to take any action or make any election or decision shall be deemed the taking of an action or the making of any election or decision for this purpose), and to do all such acts and things as may in the opinion of such attorney-in-fact be reasonably necessary or reasonably expedient for the purposes thereof, or in connection therewith, the Licensee shall be entitled to rely conclusively on any of the foregoing as the action, decision or election, as the case may be, of each and both of First Ecom and FEDS Asia. Each of First Ecom and FEDS Asia agrees that the foregoing appointment constitutes a power coupled with an interest and shall be binding upon its successors and assigns. Any payments received by First Ecom hereunder that properly belong to FEDS Asia shall be held by First Ecom in trust for the benefit of FEDS Asia, and FEDS Asia hereby releases, discharges and agrees to hold harmless Licensee for any amounts payable to FEDS Asia that Licensee pays to First Ecom.

LICENSOR:

FIRST ECOM.COM, INC.    FIRST ECOM DATA SERVICES
                    ASIA LIMITED

By: /s/ Kenneth G.C. Telford    By: /s/ Kenneth G.C. Telford
Name: Kenneth G.C. Telford    Name: Kenneth G.C. Telford
Title: Secretary      Title: Secretary

LICENSEE:

TRANSWORLD PAYMENT SOLUTIONS N.V.

By: /s/ John Chr. M.A.M. Deuss
Name: John Chr. M.A.M. Deuss
Title: Managing Director

[END OF DOCUMENT]

Page - 167

Exhibit 21

Page - 168

List of Subsidiaries

Name of Subsidiary	Jurisdiction of Incorporation	Business Names
Brek Petroleum Inc.	Nevada	N/A
Brek Petroleum (California) Inc.	California	N/A
Vallenar Energy Corp.	Nevada	Nathan Oil Partners LP

Page - 169