Form 10QSB
period 2003-03-31
BREK ENERGY CORP
filed 2005-11-21
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

Commission file number 000-27753

BREK ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	98-0206979 (I.R.S. Employer Identification No.)
Third Floor, 346 Kensington High Street, London, W14 8NS, United Kingdom (Address of principal executive offices)
011-44-20-7371-6668 (Issuer’s telephone number)
19/F, 80 Gloucester Road, Wanchai, Hong Kong, SAR (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[  ] Yes [ X ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2003
shares of common stock - $0.0001 par value	26,560,037

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BREK ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As at March 31, 2003 and December 31, 2002 and
for the three month periods ended March 31, 2003 and 2002

UNAUDITED

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

BREK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31,	December 31,
	2003	2002

ASSETS

Current Assets

Cash and cash equivalents	$32,384	$3,801
Trade accounts receivable	15,218	878
Other prepaid expenses and deposits	-	32,447

	47,602	37,126

Oil and gas properties (Note 4)	2,272,081	2,032,860

TOTAL ASSETS	$2,319,683	$2,069,986

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$1,275,435	$1,048,134
Due to related parties (Note 5)	148,430	365,717

TOTAL LIABILITIES	1,423,865	1,413,851

Commitments and contingencies (Note 9)

Minority interest	60,959	58,028

STOCKHOLDERS' EQUITY

Share capital (Notes 6 & 8)
Authorized
300,000,000 common shares, $0.001 par value
Issued, outstanding and subscribed
28,713,630 and 26,560,037 common shares	28,715	26,561
Additional paid in capital	54,021,238	53,635,745
Common stock purchase warrants	8,016,124	8,016,124
Deficit	(61,231,218)	(61,080,323)

TOTAL STOCKHOLDERS' EQUITY	834,859	598,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,319,683	$2,069,986

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months
	Ended March 31,
	2003	2002

Revenue	$14,186	$-

Expenses

Operating expenses

Sales and marketing	-	109,587
General and administrative	168,901	848,710
Systems and technology	-	(16,533)

Total operating expenses	168,901	941,764

Loss from operations	(154,715)	(941,764)

Interest Income	6,751	13,680

Equity in loss of affiliates	-	(431,516)

Loss from continuing operations	(147,964)	(1,359,600)

Discontinued Operations
Net loss payment processing	-	(263,232)

Minority interest	(2,931)	-

Net Loss	$(150,895)	$(1,622,832)

Basic and diluted loss per share	$(0.01)	$(0.08)

Weighted average shares outstanding	26,560,037	19,336,481

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 and 2002
UNAUDITED

	Common Stock Issued		Additional	Common Stock	Common Stock Subscribed		Accumulated Other
	Number of		Paid in	Purchase	Number of		Comprehensive
	Shares	Amount	Capital	Warrants	Shares	Amount	(Loss) Income	Total
Balance, January 1, 2002,
as previously stated	19,210,037	$19,211	$48,190,887	$8,016,124	-	$-	$(33,000,223)	$23,225,999

Prior period adjustment	-	-	836,183	-	-	-	(836,183)	-

Balance, January 1, 2002, as restated	19,210,037	19,211	49,027,070	8,016,124	-	-	(33,836,406)	23,225,999

Issuance of shares of common stock for cash	2,845,000	2,845	1,419,655	-	-	-	-	1,422,500
Share issue costs	-	-	(25,000)	-	-	-	-	(25,000)
Stock compensation recovery	-	-	(128,874)	-	-	-	-	(128,874)
Net loss for the three month period ended								-
March 31, 2002	-	-	-	-	-	-	(1,622,832)	(1,622,832)

Balance, March 31, 2002,
as previously stated	22,055,037	22,056	50,292,851	8,016,124	-	-	(35,459,238)	22,871,793

Prior period adjustment	-	-	216,422	-	-	-	(216,422)	-

Balance, March 31, 2002, as restated	22,055,037	22,056	50,509,273	8,016,124	-	-	(35,675,660)	22,871,793

Issuance of penalty shares	80,000	80	56,720	-	-	-	-	56,800
Issuance of shares of common stock in								-
exchange for oil and gas properties	4,125,000	4,125	2,858,625	-	-	-	-	2,862,750
Issuance of shares of common stock								-
settlement of debt	250,000	250	171,750	-	-	-	-	172,000
Issuance of shares of common stock								-
upon exercise of stock options	50,000	50	19,950	-	-	-	-	20,000
Stock compensation expense	-	-	19,427	-	-	-	-	19,427
Net loss for the nine months ended
December 31, 2002	-	-	-	-	-	-	(25,404,663)	(25,404,663)

Balance, December 31, 2002	26,560,037	26,561	53,635,745	8,016,124	-	-	(61,080,323)	598,107

Shares subscribed for debt	-	-	-	-	1,875,817	337,647	-	337,647
Shares subscribed for cash	-	-	-	-	277,776	50,000	-	50,000
Net loss for the three month period ended,								-
March 31, 2003	-	-	-	-	-	-	(150,895)	(150,895)

Balance, March 31, 2003	26,560,037	$26,561	$53,635,745	$8,016,124	2,153,593	$387,647	$(61,231,218)	$834,859

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Month Periods Ended March 31,
	2003	2002

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss for the period	$(150,895)	$(1,622,832)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity loss of affiliates	-	431,516
Minority interest	2,931	-
Stock compensation costs (recovery)	-	(128,874)
Depreciation	-	46,574
Imputed interest on notes receivable	-	(11,664)

	(147,964)	(1,285,280)

Changes in operating assets and liabilities net of businesses acquired:
(Increase) decrease in accounts receivable and other receivables	(14,340)	13,628
Decrease in other prepaid expenses and deposits	32,447	43,540
Increase in accounts payable and accrued liabilities	292,976	277,860
Increase in amounts due to related parties	54,685	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	217,804	(950,252)

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash spent on oil and gas properties	(239,221)	-
Acquisition of subsidiary	-	(92,508)

NET CASH USED IN INVESTING ACTIVITIES	(239,221)	(92,508)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	50,000	1,422,500
Share issue costs	-	(25,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000	1,397,500

Net increase in cash and cash equivalents	28,583	354,740

Cash and cash equivalents at the beginning of the period	3,801	2,088,484

Cash and cash equivalents at the end of the period	$32,384	$2,443,224

Supplemental cash information:

Cash paid during the period for:
Interest	$-	$-

Non-cash Transactions:
Imputed interest on note receivable	$-	$11,664
Subscription of common shares in settlement of debt	$65,675	$-
Subscription of common shares in settlement of amounts due to related parties	$271,972	$-
Stock compensation costs (recovery)	$-	$(128,874)
Loan receivable offset against acquisition price of subsidiary	$-	$270,055

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2003

NOTE 1 - ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

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

Principal Activities
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

Development Stage Activities
During the first quarter of 2003 the Company commenced operating as an oil and gas company and ceased to be a development stage company.

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002 included in the Company’s annual report on Form 10-KSB.

Page - 7

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2003

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

Accounts Receivable
Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At March 31, 2003 and December 31, 2002, all of the trade accounts receivable were considered collectable.

Revenue Recognition
Oil and gas is recognized as revenue when the oil and gas is produced and sold.

Segment Reporting
The Company is currently centrally managed and operates in one business segment: the oil and gas industry in the United States.

Foreign Currency
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

Comprehensive Income
Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. The Company had no comprehensive income during the three month periods ended March 31, 2003 and 2002.

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

Page - 8

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Oil and Gas Properties
The Company follows the full cost method of accounting whereby all costs related to the acquisition of oil and gas leases and acquisition and development of oil and gas properties are capitalized into a single cost centre (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. The Company’s oil and gas wells began producing during the first quarter of 2003, no depletion was recorded during the three month period ended March 31, 2003 because at December 31, 2002, the Company’s oil and gas properties were either written down to a nominal value or written down to their net present value, based on a December 31, 2004 reserves study. (Note 10)

Page - 9

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

 Stock-based Compensation
The Company accounts for its stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the three months ended March 31, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2003	March 31, 2002

Net loss attributable to common shareholders:

As reported	$(150,895)	$(1,622,832)
Stock based employee compensation determined
under the fair value based method	(490)	(174,142)
Pro-forma	$(151,385)	$(1,796,974)
Net loss per common share:

As reported	$(0.01)	$(0.08)
Pro forma	$(0.01)	$(0.09)

The fair value of the common stock options granted during the three months ended March 31, 2003 and 2002, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

	2003	2002

Expected dividend yield	-	-
Expected price volatility	131% to 151%	131% to 151%
Risk-free interest rate	3% to 5%	3% to 5%
Expected life of options	5 years	5 years

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123 (R) is effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.

Page - 10

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

 Recent Accounting Pronouncements, continued
SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, in the quarter beginning July 1, 2005. SFAS 123(R) permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but it also permits entities to restate financial statements of previous periods, either for all periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS 123. The Company has not yet determined which of the methods it will use upon adoption. The Company has not yet completed its evaluation but expects the adoption of SFAS 123(R) to have an effect on the financial statements similar to the pro forma effects reported in the Stock Based Compensation disclosure above.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets, and the associated asset retirement costs. This statement establishes a uniform methodology for accounting for estimated reclamation and abandonment costs whereby reclamation and closure costs including site rehabilitation will be recorded at the estimated present value of reclamation liabilities and will increase the carrying amount of the related asset. These reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting form the passage of time and revisions to either the timing or the amount of the original present value estimate. The Company adopted this standard on January 1, 2003. The Company’s adoption of SFAS No. 143 did not have a material impact on its operations or financial position.

The Securities and Exchange Commission issued Staff Accounting Bulletin SAB No. 106 (“SAB 106”) in September 2004 regarding the application of SFAS 143 for oil and gas producing entities that follow the full cost accounting method. SAB 106 states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. The Company has calculated its ceiling test computation in this manner since the adoption of SFAS 143 and therefore when SAB 106 is adopted in the third quarter of 2004, it is not expected to have any effect on the Company’s financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Statement (“APB”) No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The Company’s adoption of SFAS No. 144 did not have a material impact on its operations or financial position.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 eliminates Statement No. 4 (and Statement No. 64, as it amends Statement No. 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying APB No. 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of Statements No. 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement No. 13. The Company’s adoption of SFAS No. 145 did not have a material impact on its operations or financial position.

Page - 11

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

 Recent Accounting Pronouncements, continued
In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullified Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan, as was required under EITF No. 94-3. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company’s adoption of SFAS No. 146 did not have a material impact on its operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specific guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for financial statements of interim and annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis on guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

During March 2004, the Emerging Issues Task Force (“EITF”) determined that mineral rights as defined in EITF Issue 04-2, “Whether Mineral Rights are Tangible or Intangible Assets”, are tangible assets and should not be considered intangible assets in SFAS 141, “Business Combinations” (“SFAS 141”) and SFAS 142, “Goodwill and Intangible Assets” (”SFAS 142”). The FASB, in agreement with this determination, amended SFAS 141 and 142 through the issuance of FASB Staff Position (“FSP”) FSP 141-1 and 142-1. In addition, the proposed FSP 142-b confirms that SFAS 142 did not change the balance sheet classification or disclosures of mineral rights of oil and gas producing entities. The Company classifies its oil and gas leaseholds as tangible oil and gas properties which is consistent with EITF 04-02, FSP 141-1 and 142-1 and therefore such pronouncements have not impacted the Company’s financial condition or results of operations.

Reclassifications
Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the results of operations of financial position for any period presented.

NOTE 3 - NOTE RECEIVABLE

 On October 19, 2001, the Company completed the sale of its 100% interest in its subsidiary, First Ecommerce Data Services Limited (“FEDS”), to Transworld Payment Solutions N.V. (“Transworld”). The guaranteed amount of FEDS operating profits is receivable in instalments of $350,000, $650,000 and $1,000,000, due March 1, 2003, 2004 and 2005. The guaranteed instalments have been recorded at their present value with imputed interest of 2% to 3.5%. Imputed interest of $Nil and $11,664 were recorded as interest income for the three month periods ended March 31, 2003 and 2002.

During 2002, as a result of a dispute with Transworld, the Company undertook an assessment on its notes receivable and reduced the carrying value of the asset to an estimated fair value that the Company expects to receive within the next twelve months of $nil. (Note 9)

Page - 12

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2003

NOTE 4 - OIL AND GAS PROPERTIES

The Company has a 25% interest on some 103,227 gross acres (11,141 net acres) in the Uinta Basin region in Utah, 123,700 gross acres (24,369 net acres) in the Greater Green River Basin of Wyoming and 4,068 gross acres (932 net acres) in Kern County and San Luis Obispo County in California and a 50% interest in 51,194 gross acres (8,865 net acres) in Edwards County in Texas.

The following table presents the Company’s oil and gas property acquisitions, exploration and development expenditures and an adjustment for impairment charges:

	March 31, 2003	December 31, 2002

Property acquisition costs
Acquired in share exchange with Gasco	$14,402,000	$14,402,000
Acquired in exchange for common shares of the
Company	2,862,750	2,862,750
Acquired upon acquisition of Vallenar	872,391	872,391
Exploration and development expenditures	769,127	529,906
	18,906,268	18,667,047
Less: Impairment charges	(16,634,187)	(16,634,187)

	$2,272,081	$2,032,860

At March 31, 2003 and December 31, 2002, the Company’s proved and unproved oil and gas properties consisted of leasehold interests and exploration and development costs related to their interests in Texas, Utah, Wyoming and California. The Company’s proven and unproven properties are evaluated periodically for the possibility of potential impairment. At March 31, 2003 and December 31, 2002, the Company’s oil and gas properties were valued as follows:

	December 31, 2002			March 31, 2003
	Costs	Impairment	Cost Net of	Cost Net of
		Charges	Impairment	Impairment
Proved and Unproved Properties			Charges	Charges

Property acquisition costs:

Utah	8,459,726	(6,427,166)	2,032,560	2,032,560
Wyoming	8,459,727	(8,459,627)	100	100
California	345,294	(345,194)	100	100
Texas	872,391	(872,291)	100	100

Exploration & development costs:

Wyoming	423,839	(423,839)	-	-
Utah	7,662	(7,662)	-	239,221
California	2,998	(2,998)	-	-
Texas	95,410	(95,410)	-	-
	$18,667,047	$(16,634,187)	$2,032,860	$2,272,081

Page - 13

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2003

NOTE 4 - OIL AND GAS PROPERTIES, continued

During the three month period ended March 31, 2003, no impairment charges were recorded against the Wyoming properties. During 2002, two wells that were drilled on the Wyoming property were not considered prospective by the Company and as a result of this assessment impairment charges were recorded against the property at December 31, 2002.

During the three month period ended March 31, 2003 no impairment charges were recorded against the Texas or California properties. At December 31, 2002 the Company recorded impairment charges against its unproven properties in Texas and California because no exploration or development work is expected to be performed on these properties.

During the three month period ended March 31, 2003, no impairment charges were recorded against the Utah property. At December 31, the Company recorded impairment charges against their Utah property based on a reserves study completed at December 31, 2004. (Note 10)

NOTE 5 - RELATED PARTY TRANSACTIONS

 March 31, 2003 and December 31, 2002, the Company paid $nil and $351,806 in directors’ fees and a housing allowance of $7,742 and $17,209 to a director. At March 31, 2003 and December 31, 2002, $nil and $54,000 of these directors’ fees were unpaid and included in accrued liabilities.

At March 31, 2003 and December 31, 2002, the Company paid $20,557 and $nil in consulting fees to a company owned by a director. At March 31, 2003, $19,500 of these fees were unpaid and included in accrued liabilities.

At March 31, 2003, the Company paid $15,000 in consulting fees to a director and at December 31, 2002, the Company paid $418,324 in directors’ fees plus a housing allowance of $27,871 this director. At March 31, 2003 and December 31, 2004, $109,278 and $159,038 of the above fees were unpaid.

At March 31, 2003, the Company paid $6,000 in consulting fees to a director and at December 31, 2002 the Company paid $54,000 in directors’ fees this director. At March 31, 2003 and December 31, 2002, $6,000 and $13,500 of these fees were unpaid.

At March 31, 2003 and December 31, 2003, the Company had $9,714 and $29,583 in accounts payable to directors or companies controlled by directors.

During the period ended March 31, 2003 the Company settled $271,972 in related party debt by issuing 1,510,958 common shares at $0.18 per share. (Note 6)

NOTE 6 - COMMON STOCK

 During the period ended March 31, 2003, 277,776 common shares were subscribed for at $0.18 per share by way of a private placement for total proceeds of $50,000.

During the period ended March 31, 2003 the Company converted $308,947 in accounts payable and $28,700 in loans payable into 1,875,817 common shares at $0.18 per share. (Note 5)

Page - 14

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2003

NOTE 7 - STOCKHOLDER RIGHTS PLAN

On March 1, 2002, the Company approved a Rights Agreement whereby a dividend was declared of one right for each share of the Company’s common stock issued and outstanding on March 20, 2002 including any shares issued subsequent to March 20, 2002. Each right entitles the holder to purchase 5 shares of the Companies common stock at an exercise price of $0.01 per right, if certain events occurred relating to a person or group acquiring or attempting to acquire 10% or more of the outstanding of common shares of the Company without the approval of the Company’s board of Directors. The rights are exercisable until December 31, 2020.

At March 31, 2003 and December 31, 2002, the Company had reserved 143,568,150 and 132,800,185 shares for the exercise of these rights for the issued, outstanding and subscribed shares and 17,118,410 and 17,368,410 for the potential exercise of outstanding options and warrants.

NOTE 8 - STOCK OPTIONS AND WARRANTS

 During the three month period ended March 31, 2003, 50,000 options were cancelled. During the three month period ended March 31, 2003, there was no change in the outstanding warrants.

Compensation Expense - Prior Period Adjustment
At December 31, 2002, an error was discovered in the calculation of stock based compensation related to stock options issued in prior years. The Company corrected this error at December 31, 2002. For the three month period ended March 31, 2002, the effect of this correction was an increase in additional paid in capital of $216,422 and an increase in the accumulated deficit of $216,422. Had this error been corrected during the period ended March 31, 2002, it would have increased the net loss at March 31, 2002 by $216,422, as reported in the following table:

Compensation Expense (Recovery)	As Reported	As Restated	Prior Period Adjustment
March 31, 2002	$ (128,874)	$ 87,548	$ 216,422

NOTE 9 - COMMITMENTS AND CONTINGENCIES

 During the period the Company has been focusing on developing its oil and gas business. As such, the Company has accumulated a deficit of approximately $61 million to date and additional financing will be required by the Company to support development of its oil and gas properties until such time as the Company achieves positive cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In February 2003 the debtor and guarantor of the note receivable commenced legal action against the Company, in Bermuda, claiming that the Company and its former subsidiary, First Ecom Systems Limited, had promised to develop and supply them with certain software. As a result of this litigation the debtor ceased making the required instalment payments on March 1, 2003. Although the directors believed that this lawsuit was without merit as there was no condition to develop software for the debtor, due to lack of financial resources the Company did not defend its position and no further actions by either party have transpired since February 2003. (Note 3)

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

Page - 15

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2003

NOTE 10 - SUBSEQUENT EVENTS

Burlington Litigation
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

Oil and Gas Properties
Based on a December 31, 2004 reserves study the Company recorded an impairment charge on their Utah oil and gas properties. Based on this study the Company valued the Utah oil and gas properties at an amount equal to the present value, discounted at 10%, of the estimated future net revenues from proved oil and gas reserves of approximately $5.7 million (calculated, based on estimated net revenues of $18.5 million) plus the cost, or estimated fair value, if lower of unproved properties, less estimated future expenditures to be incurred in developing and producing the proved reserves of approximately $3.4 million. The present value of estimated future net revenues was computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of December 31, 2004, assuming the continuation of existing economic conditions. (Note 4)

The Company has an option to acquire an additional 2.5% interest in these undeveloped mineral leases by paying $5,250,000 on or before January 1, 2004 and if they exercise this option, the Company has the option of acquiring an additional undivided 2.5% interest by paying $5,250,000 on or before January 1, 2005. The Company did not exercise either of these options.

Common Shares and Warrants
On April 14, 2003, the Company issued 277,776 common shares at $0.18 per share by way of a private placement for total proceeds of $50,000.

On April 14, 2003 the Company converted $308,947 in accounts payable and $27,700 in loans payable into 1,875,817 common shares at $0.18 per share. (Note 12)

During 2004, the Company issued 23,438,623 units for cash of $3,141,893 and 1,804,167 units, to an officer, as a finder’s fee of $226,250 for arranging placement of 18,041,670 of the 23,438,623 units. These units were issued at prices between $0.05 and $0.20 per unit. Each unit is comprised of one common share and one share purchase warrant, each warrant entitles the holder to purchase one share of the Company’s common stock, is exercisable at prices between $0.25 to $0.35 per share and expires within one to three years. The fair value of the warrants was estimated to be $842,036 (25% of the $3,368,143 in debt or proceeds received from the sale of the units).

During 2004, the Company issued 1,375,000 units for debt of $68,750, the units were issued at $0.05 per unit. Each unit is comprised of one common share and one share purchase warrant, each warrant entitles the holder to purchase one common share of the Company’s stock, is exercisable at $0.35 per share and expires in one year. The fair value of the warrants was estimated to be $17,188 (25% of the $68,750 in debt).

During 2005, the Company issued 3,333,335 units for cash of $1,000,000 and 333,334 units, to an officer, as a finder’s fee of $100,000, for arranging placement of these units. The units were issued at $0.30 per unit. Each unit is comprised of one common share and one share purchase warrant, each warrant entitles the holder to purchase one share of the Company’s common stock, is exercisable at $0.50 per share and expires within two years of the date of issuance. The fair value of the warrants was estimated to be $275,000 (25% of the $1,100,000 in debt or proceeds received from the sale of the units).

On July 25, 2005, an officer of the Company exchanged 400,000 warrants for 400,000 shares of the Company’s stock at $0.25 per share.

On September 29, 2005, an officer of the Company exchanged 100,000 warrants for 100,000 shares of the Company's stock, at $0.25 per share.

Page - 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF BREK ENERGY CORPORATION AND ITS SUBSIDIARIES FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN BREK’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2002.

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

Since we acquired our oil and gas interests, we have focused our attention on our oil and gas operations, primarily in Utah and Wyoming. We are not the operator on any of the properties. The main focus of our oil and gas exploration business is in the United States.

During the first quarter of 2003 we began operating as an oil and gas company and ceased to be a development stage company.

Since inception we have had recurring operating losses and at March 31, 2003, we had a working capital deficit of $1,376,263. Due to these factors the consolidated financial statements have been prepared on a going concern basis. We believe that our cash and cash equivalents at March 31, 2003, and the date of this filing are not sufficient to satisfy our working capital needs and that we must raise funds through private loans, issuance of shares for debt or the private placement of our shares of common stock in order to satisfy our operational and working capital requirements in the foreseeable future.

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

We did not consent to the drilling of twenty wells proposed by Gasco. As a result of our non-consent, Gasco has drilled or will drill the wells bearing 100% of the costs and is entitled to all of the revenue generated from the sale of oil and gas until they have recovered 300% of their drilling costs, 150% of the costs of newly acquired equipment in the well, and 100% of the operating costs and the costs of any newly acquired surface equipment beyond the wellhead connections, at which time we are entitled to our percentage of the revenue. The average cost of these non-consent wells is approximately $3.5 million, so we do not expect to see any revenue from them for some time, if ever. We have not, however, forfeited any leasehold interests and can participate in future drilling that is proposed for other locations on the same leases.

Page - 17

Results of Operations

Revenues

Revenues increased from $nil to $14,186 for the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2003. The increase was due to certain of the Wyoming oil and gas properties commencing production during this period. These wells have not been particularly productive. We drilled them to earn additional acreage.

Due to the sale of our electronic payment processing business, First Ecom Systems Limited, all of our revenues totaling $12,870 for the three month period ended March 31, 2002, were reclassified to discontinued operations at March 31, 2003.

Operating Expenses

Operating expenses decreased by $772,863 or 82% from $941,764 for the three month period ending March 31, 2002 to $168,901 for the period ending March 31, 2003. The decrease was due to decreases of $109,587 in sales and marketing expenses, $679,809 in general and administrative expenses offset by a net recovery of $16,533 of systems technology expense. Due to the sale of our electronic payment processing business, $24,132 in sales and marketing expenses, $251,970 in general and administrative expenses were reclassified to discontinued operations at March 31, 2003.

During the period our administrative expenses decreased because we closed down most of our operations in Hong Kong and laid off all of our staff. Our sales and marketing expenses decreased because we did not do any sales or marketing during the period. Because we are not the operator, we do not have significant operating expenses but expect our administrative expenses to increase as we increase our investment and financing activities.

Other Income and Expenses

Interest income was $6,751 for the three months ended March 31, 2003 as compared to $13,680 for the three months ended March 31, 2002. The reduction resulted from the decrease in our cash. We do not expect to earn any interest income, as we have no interest-earning assets.

Discontinued Operations

During the three months ended March 31, 2003, we discontinued operations of our payment processing business, First Ecom Systems Limited. The discontinuation of these operations resulted in the net operating loss of First Ecom System Limited, for the three months ended March 31, 2002, of $263,232, being reclassified to discontinued operations.

Liquidity and Capital Resources

We had cash and cash equivalents of $32,384 and a working capital deficit of $1,376,263 at March 31, 2003. During the three months ended March 31, 2003, cash from operating activities increased by $217,804. This was primarily due to increases of $2,931 in minority interest, $292,976 in accounts payable and accrued liabilities, $54,685 in amounts due to related parties and a decrease in prepaid expenses and deposits of $32,447, offset by an increase in accounts receivable and other receivables of $14,340.

The financing of cash provided by operating activities of $217,804 included proceeds from the issuance of common stock of $50,000, which was offset by cash used in investing activities of $239,221, which we spent on our oil and gas properties.

During the three months ended March 31, 2003, we approved the issuance of 1,875,817 shares of common stock in settlement of $337,647 in debt. Of this amount, $271,972 settled debt to related parties.

A decrease in the working capital deficit of $462 was due to an increase in current assets of $10,476 offset by an increase in current liabilities of $10,014. We have accumulated a deficit of $61,231,218 since inception and have stockholders equity of $834,859.

Page - 18

We had no contingencies or long-term commitments at March 31, 2003, or as of the date of this filing, except for the Transworld litigation which is disclosed in the commitments and contingencies section of the footnotes to our consolidated financial statements and the Burlington litigation which is disclosed in the subsequent event footnote to the consolidated financial statements, appearing elsewhere in this quarterly report.

Plan of Operation for the Next Twelve Months

As of December 31, 2002, we had either disposed of or discontinued our operations in all of our payments processing subsidiaries and since then we have focused only on our oil and gas operations, primarily in Utah and Wyoming. We own a minority (25%) working interest in our Utah and Wyoming properties and are not the operator. Subsidiaries of Gasco Energy, Inc. own the majority (75%) working interest in these and the California properties and Gasco Production Company is the operator. As a result of this arrangement, we are, to a large extent, subject to Gasco’s operating plans. In some cases, we and Gasco together own less than 100% of the working interest and the parties with the remaining interests are the operators: for example, our and Gasco’s working interests are less than 100% on properties in which Burlington has working interests and is the operator.

We expect that Gasco or the other operators will propose drilling a number of wells during the remainder of 2005 and in 2006 and we hope to participate in them. Our participation will depend entirely upon our being able to raise the capital required. How much capital we will require depends upon, among other things, how many wells Gasco proposes and the costs of the wells. We anticipate that wells will cost between $3.5 million and $4.5 million to complete, but they could easily exceed these estimates. In most cases, our portion of the total cost will be 25%. Drilling costs are difficult to anticipate at this time, as costs have been rising steadily during the past two years, in part because of an increase in demand for materials and expertise in Asia and an increase in drilling activity in the United States and elsewhere in the world.

We have nominal revenue-generating operations and do not have the cash, cash equivalents or investments required to finance our participation in drilling programs or to cover our working capital requirements. We are solely dependent upon external financing and are considering several options for raising funds to meet our future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our capital requirements depend on several factors including participation in drilling programs, acquisitions of oil and gas interests, the rate of market acceptance, our ability to increase revenues, our purchases of equipment, and other factors. If our capital requirements vary materially from those planned, we may require additional financing sooner than anticipated. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all. If we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Debt financing, if available, may involve restrictive covenants, which could restrict our operations or finances. If we cannot raise funds or sell assets, if needed, on acceptable terms, we may not be able to continue our operations, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which could negatively impact our business, operating results and financial condition. We are a party to certain agreements pursuant to which others may drill oil or gas wells on property in which we own an interest. We cannot control the timing or the cost of this drilling. If a well is drilled and we cannot or choose not to pay our share of the cost of the well, then we will have no rights to any production from that well until the operator has recovered its costs as set out in the applicable agreement.

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include our financial statements and our subsidiaries’ financial statements. All significant inter-company balances and transactions have been eliminated. Affiliated companies (20% to 50% owned companies) in which we do not have significant influence are accounted for using the equity method. Our share of earnings (losses) from these companies is included in the accompanying consolidated statements of operations.

Accounts Receivable

Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At March 31, 2003 and December 31, 2002, all of the trade accounts receivable were considered collectable.

Page - 19

Revenue Recognition

Oil and gas is recognized as revenue when the oil and gas is produced and sold.

Oil and Gas Properties

We follow the full cost method of accounting whereby all costs related to the acquisition of oil and gas leases and acquisition and development of oil and gas properties are capitalized into a single cost centre (“full cost pool”). These costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. We generally credit proceeds from property sales to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

We compute depletion of exploration and development costs using the units of production method based upon estimated proven oil and gas reserves. We withhold the costs of unproved properties from the depletion base until they are either developed or abandoned. We review the properties periodically for impairment. We transfer total well costs to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, we convert relative volumes of oil and gas production and reserves at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. Our oil and gas wells began producing during the first quarter of 2003, no depletion was recorded during the three month period ended March 31, 2003 because at December 31, 2002, our oil and gas properties were either written down to a nominal value or written down to their net present value, based on a December 31, 2004 reserves study.

Stock-based Compensation

We account for our stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to our employees and directors. Accordingly, no compensation cost has been recognized for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, our net loss and net loss per share for the three months ended March 31, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2003	March 31, 2002

Net loss attributable to common shareholders:

As reported	$(150,895)	$(1,622,832)
Stock based employee compensation determined
under the fair value based method	(490)	(174,142)
Pro-forma	$(151,385)	$(1,796,974)

Page - 20

Net loss per share of common stock:

As reported	$ (0.01)	$ (0.08)
Pro forma	$ (0.01)	$ (0.09)

The fair value of the common stock options granted during the three months ended March 31, 2003 and 2002, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

	2003	2002

Expected dividend yield	-	-
Expected price volatility	131% to 151%	131% to 151%
Risk-free interest rate	3% to 5%	3% to 5%
Expected life of options	5 years	5 years

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets, and the associated asset retirement costs. This statement establishes a uniform methodology for accounting for estimated reclamation and abandonment costs whereby reclamation and closure costs including site rehabilitation will be recorded at the estimated present value of reclamation liabilities and will increase the carrying amount of the related asset. These reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting form the passage of time and revisions to either the timing or the amount of the original present value estimate. We adopted this standard on January 1, 2003. Our adoption of SFAS No. 143 did not have a material impact on our operations or financial position.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of”, and the accounting and reporting provisions of Accounting Principles Board Statement (“APB”) No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. Our adoption of SFAS No. 144 did not have a material impact on our operations or financial position.

In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullified Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan, as was required under EITF No. 94-3. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Our adoption of SFAS No. 146 did not have a material impact on our operations or financial position.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the results of operations of financial position for any period presented.

Page - 21

Contractual Obligations

We did not have any contractual obligations at March 31, 2003.

Internal and External Sources of Liquidity

We have funded our operations principally through the subscription of shares of common stock and through shares for debt.

Inflation

We do not believe that inflation will have a material impact on our future operations.

Uncertainties Relating to Forward-looking Statements

This Form 10-QSB quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by our use of words such as “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our strategy for participating in drilling programs, increasing revenues, and raising capital from external sources are forward-looking statements.

All forward-looking statements are made as of the date of filing of this Form 10-QSB and we disclaim any duty to update these statements.

Certain parts of this Form 10-QSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Our actual results could differ materially from those in our forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause our future results to differ from these expectations include general economic conditions, particularly as they affect our ability to raise sufficient working capital, the costs of bringing our oil and gas properties into production, and the market for our production. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, our outcome may vary substantially from our anticipated or projected results, and accordingly, we express no opinion on the achievability of those forward-looking statements and give no assurance that any of the assumptions relating to the forward-looking statements are accurate.

We may, from time to time, make oral forward-looking statements. We strongly advise you to read the foregoing paragraphs and the risk factors described in our annual report and in our other documents filed with the United States Securities and Exchange Commission for a description of certain factors that could cause our actual results to differ materially from those in the oral forward-looking statements. We disclaim any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Richard N. Jeffs, Brek’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Brek’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Mr. Jeffs has concluded that, as of the Evaluation Date, Brek’s disclosure controls and procedures are effective in alerting Brek on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Brek’s internal controls or, to Brek’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Brek carried out this evaluation.

Page - 22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter of the fiscal year covered by this report, no legal proceeding involving Brek or its assets, to the best of Brek’s knowledge, became a reportable event and there have been no material developments in any legal proceedings previously reported by Brek, with the exception of the following:

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

Brek and the other defendants filed a defence and counterclaim on May 8, 2003 with the Supreme Court of Bermuda. In their counterclaim, the defendants were seeking specific performance of the share purchase agreement or, alternatively, damages for breach of contract. Although the directors believed that the plaintiffs’ claims were without merit as there was no condition to develop software for the plaintiffs, due to lack of financial resources Brek did not pursue its counterclaim. No party has taken any further action since Brek filed its defence and counterclaim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Brek did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Brek did not sell any unregistered equity securities, except for the following:

April 14, 2003 - $0.18 Offering

On March 20, 2003, the board of directors authorized the issuance of up to 277,776 shares of common stock at an offering price of $0.18 per share. The offering price was arbitrarily set by Brek and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

Page - 23

On April 14, 2003, Brek raised $49,999 in cash from this offering and issued an aggregate 277,776 restricted shares to four non-US investors outside the United States, one of which was an executive officer of Brek.

Brek relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. Brek received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

April 14, 2003 - $0.18 Shares for Debt Offering

On March 20, 2003, the board of directors approved a debt offering at a settlement price of $0.18 per share. The settlement price was arbitrarily set by Brek and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted shares of common stock issued in this debt settlement were issued for investment purposes in a “private transaction” with each of the following creditors.

On April 14, 2003, Brek settled $337,647 of debt by issuing an aggregate 1,875,817 shares of common stock at a settlement price of $0.18 per share of common stock to 15 non-US creditors outside the United States, five of which were directors and/or executive officers of Brek.

For this shares for debt offering, Brek relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. Brek received from each creditor a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the creditor was not a U.S. person, (b) the creditor subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Brek. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Brek reported all information that was required to be disclosed in a report in the form of a Form 8-K, except for the following:

Item 2.06 - Material Impairments

In February 2003, it was determined that a note receivable from Transworld Payment Solutions N.V. in the amount of $1,901,107 was impaired due to Transworld commencing a legal action against a subsidiary of Brek in which Transworld claimed that First Ecom Systems Limited had promised to develop and supply them with certain software. An impairment charge of $1,901,107 was taken at December 31, 2002. See “Item 1. Legal Proceedings” above for more details.

Item 2.06 - Material Impairments

Based on a reserve study completed during the first quarter of 2005, it was determined that a $16,634,187 impairment charge needed to be taken against the oil and gas properties at December 31, 2002.

Page - 24

Item 6. Exhibits.

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are incorporated by reference to Brek’s previously filed registration statements, annual reports, and Form 8-K’s (current reports).

Exhibit	Description	Status
3.1	Articles of Incorporation filed as an Exhibit to Brek’s registration statement on Form 10 filed on October 21, 1999, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to Brek’s registration statement on Form 10 filed on October 21, 1999, and incorporated herein by reference.	Filed
4.1	1999 Stock Option Plan, filed as an Exhibit to Brek’s Form S-8 (Registration Statement) filed on September 11, 2000, and incorporated herein by reference.	Filed
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

Filed
10.2

Stock Purchase Agreement dated March 12, 2002 between Vallenar Energy Corp. and Brek Energy Corporation, filed as an attached exhibit to Brek’s Form 10-K/A (Annual Report) filed on September 18, 2002, and incorporated herein by reference

Filed
10.3

Purchase Agreement dated July 16, 2002 among Gasco Energy, Inc., Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek Energy Corporation, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders, filed as an attached exhibit to Brek’s Form 8-K (Current Report) filed on July 31, 2002, and incorporated herein by reference.

Filed
10.4

Share purchase agreement dated October 19, 2001 among First Ecom.com, Inc., First Commerce Asia Limited, FEDS Acquisition Corporation, First Ecom Systems Limited, Transworld Payment Solutions NV, and First Curacao International Bank NV, filed as an attached exhibit to Brek’s Form 10-KSB (Annual Report) filed on November 21, 2005, and incorporated herein by reference.

Filed
10.5

License agreements dated October 19, 2001 among First Ecom.com, Inc., First Ecom Systems Limited, and Transworld Payment Solutions NV, filed as an attached exhibit to Brek’s Form 10-KSB (Annual Report) filed on November 21, 2005, and incorporated herein by reference.

Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 25

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Brek Energy Corporation has caused this report to be signed on its behalf by the undersigned duly authorized person.

BREK ENERGY CORPORATION
By:/s/ Richard N. Jeffs
Name:  Richard N. Jeffs
Title: Director and CEO and CFO
Dated: October 31, 2005

Page - 26

Exhibit 31

Page - 27

BREK ENERGY CORPORATION
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Richard N. Jeffs, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Brek Energy Corporation;

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

Page - 28

BREK ENERGY CORPORATION
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Richard N. Jeffs, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Brek Energy Corporation;

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
Chief Financial Officer

Page - 29

Exhibit 32

Page - 30

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, President and Chief Executive Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Executive Officer

October 31, 2005

Page - 31

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, Chief Financial Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

October 31, 2005

Page - 32