Form 10QSB
period 2003-06-30
BREK ENERGY CORP
filed 2005-11-21
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 000-27753

BREK ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	98-0206979 (I.R.S. Employer Identification No.)
Third Floor, 346 Kensington High Street, London, W14 8NS, United Kingdom (Address of principal executive offices)
011-44-20-7371-6668 (Issuer’s telephone number)
n/a (Former name, former address and former fiscal year, if changed since last report)

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
[  ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 30, 2003
shares of common stock - $0.0001 par value	28,713,630

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BREK ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As at June 30, 2003 and December 31, 2002 and
for the three and six month periods ended June 30, 2003 and 2002

UNAUDITED

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

BREK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
	2003	2002

ASSETS

Current Assets

Cash and cash equivalents	$422	$3,801
Trade accounts receivable	5,240	878
Other prepaid expenses and deposits	-	32,447

	5,662	37,126

Oil and gas properties (Note 4)	2,301,870	2,032,860

TOTAL ASSETS	$2,307,532	$2,069,986

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$1,310,776	$1,048,134
Due to related parties (Note 5)	205,844	365,717

TOTAL LIABILITIES	1,516,620	1,413,851

Commitments and contingencies (Note 9)

Minority interest	62,410	58,028

STOCKHOLDERS' EQUITY

Share capital (Notes 6, 7 and 8)
Authorized
300,000,000 common shares, $0.001 par value
Issued and outstanding
28,713,630 and 26,560,037 common shares	28,714	26,561
Additional paid in capital	54,021,239	53,635,745
Common stock purchase warrants	8,016,124	8,016,124
Deficit	(61,337,575)	(61,080,323)

TOTAL STOCKHOLDERS' EQUITY	728,502	598,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,307,532	$2,069,986

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Revenue	$903	$-	$15,089	$-

Expenses

Operating expenses

Sales and marketing	-	196,974	-	322,712
General and administrative	107,429	748,207	276,330	1,757,355
Systems and technology	-	170,636	-	322,088

Total operating expenses	107,429	1,115,817	276,330	2,402,155

Loss from operations before other items	(106,526)	(1,115,817)	(261,241)	(2,402,155)

Other Items
Interest income	1,620	13,860	8,371	27,540
Loss on write down of marketable securities	-	(19,301)	-	(19,301)

Total other items	1,620	(5,441)	8,371	8,239

Losses associated with affiliates
Equity in loss of affiliates	-	(339,212)	-	(770,728)
Impairment loss of equity in affiliate	-	(1,129,189)	-	(1,129,189)

Total losses associated with affiliates	-	(1,468,401)	-	(1,899,917)

Net loss from continuing operations	(104,906)	(2,589,659)	(252,870)	(4,293,833)

Loss from discontinued operations
Net loss-payment processing	-	(824,649)	-	(1,087,881)

Minority interest	(1,451)	-	(4,382)	-

Net Loss	$(106,357)	$(3,414,308)	$(257,252)	$(5,381,714)

Basic and diluted loss per share	$(0.01)	$(0.15)	$(0.01)	$(0.26)

Weighted average shares outstanding	28,405,974	22,055,037	27,488,105	20,703,269

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 and 2002
UNAUDITED

				Common	Accumulated
	Common Stock Issued		Additional	Stock	Other
	Number of		Paid in	Purchase	Comprehensive
	Shares	Amount	Capital	Warrants	(Loss) Income	Total
Balance, January 1, 2002,
as previously stated	19,210,037	$19,211	$48,190,887	$8,016,124	$(33,000,223)	$23,225,999

Prior period adjustment	-	-	836,183	-	(836,183)	-

Balance, January 1, 2002, as restated	19,210,037	19,211	49,027,070	8,016,124	(33,836,406)	23,225,999

Issuance of shares of common stock for cash	2,845,000	2,845	1,419,655	-	-	1,422,500
Share issue costs	-	-	(25,000)	-	-	(25,000)
Stock compensation expense	-	-	486,500	-	-	486,500
Net loss for the six month period ended
June 30, 2002	-	-	-	-	(5,381,714)	(5,381,714)

Balance, June 30, 2002,
as previously stated	22,055,037	22,056	50,908,225	8,016,124	(39,218,120)	19,728,285

Prior period adjustment	-	-	(221,842)	-	221,842	-

Balance, June 30, 2002, as restated	22,055,037	22,056	50,686,383	8,016,124	(38,996,278)	19,728,285

Issuance of penalty shares	80,000	80	56,720	-	-	56,800
Issuance of shares of common stock in
exchange for oil and gas properties	4,125,000	4,125	2,858,625	-	-	2,862,750
Issuance of shares of common stock
settlement of debt	250,000	250	171,750	-	-	172,000
Issuance of shares of common stock
upon exercise of stock options	50,000	50	19,950	-	-	20,000
Reversal of stock compensation expense	-	-	(157,683)	-	-	(157,683)
Net loss for the six months ended	-	-	-	-	(22,084,045)	(22,084,045)
December 31, 2002

Balance, December 31, 2002	26,560,037	26,561	53,635,745	8,016,124	(61,080,323)	598,107

Shares issued for debt	1,875,817	1,876	335,771	-	-	337,647
Shares issued for cash	277,776	277	49,723	-	-	50,000
Net loss for the six month period ended,
June 30, 2003	-	-	-	-	(257,252)	(257,252)

Balance, June 30, 2003	28,713,630	$28,714	$54,021,239	$8,016,124	$(61,337,575)	$728,502

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Month Periods Ended June 30,
	2003	2002

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss for the period	$(257,252)	$(5,381,714)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity loss of affiliates	-	770,728
Minority interest	4,382	-
Stock compensation costs	-	486,500
Depreciation	-	87,852
Loss on disposal of equipment	-	312
Imputed interest on notes receivable	-	(23,615)
Loss recognized on write-down of marketable securities	-	19,301
Charges for certain goodwill, long-lived and prepaid assets	-	116,597
Impairment loss of equity in affiliate	-	1,129,189

	(252,870)	(2,794,850)

Changes in operating assets and liabilities net of businesses acquired:
(Increase) decrease in accounts receivable and other receivables	(4,362)	11,800
Decrease in other prepaid expenses and deposits	32,447	155,802
Increase in accounts payable and accrued liabilities	328,317	119,504
Increase in amounts due to related parties	112,099	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	215,631	(2,507,744)

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of property and equipment	-	(6,997)
Proceeds from sale of equipment	-	355
Effect of acquisition of subsidiary on cash	-	(108,515)
Cash spent on oil and gas properties	(269,010)	-

NET CASH USED IN INVESTING ACTIVITIES	(269,010)	(115,157)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	50,000	1,422,500
Share issue costs	-	(25,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000	1,397,500

Net increase in cash and cash equivalents	(3,379)	(1,225,401)

Cash and cash equivalents at the beginning of the period	3,801	2,088,484

Cash and cash equivalents at the end of the period	$422	$863,083

Supplemental cash information:

Cash paid during the period for:
Interest	$-	$-

Non-cash Transactions:
Imputed interest on note receivable	$-	$23,615
Issuance of common shares in settlement of debt	$65,675	$-
Issuance of common shares in settlement of amounts due to related parties	$271,972	$-
Stock compensation costs	$-	$486,500
Loan receivable offset against acquisition price of subsidiary	$-	$270,055

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2003

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002 included in the Company’s annual report on Form 10-KSB.

Page - 7

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2003

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

Accounts Receivable
Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At June 30, 2003 and December 31, 2002, all of the trade accounts receivable were considered collectable.

Revenue Recognition
Oil and gas revenue is recognized as income when the oil and gas is produced and sold.

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

Comprehensive Income
Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. The Company had no comprehensive income during the six month periods ended June 30, 2003 and 2002.

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
JUNE 30, 2003

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. The Company’s oil and gas wells began producing during the first quarter of 2003, no depletion was recorded during the six month period ended June 30, 2003 because at December 31, 2002, the Company’s oil and gas properties were either written down to a nominal value or written down to their net present value, based on a December 31, 2004 reserves study. (Note 10)

Page - 9

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation
The Company accounts for its stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the three and six months ended June 30, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net loss attributable to common shareholders:
As reported	$(106,357)	$(3,414,308)	$(257,252)	$(5,381,714)
Stock based employee compensation determined under the fair value based method	-	(101,130)	(490)	(275,272)
Pro forma	$(106,357)	$(3,515,438)	$(257,742)	$(5,656,986)
Net loss per common share:

As reported	$(0.01)	$(0.15)	$(0.01)	$(0.26)
Pro forma	$(0.01)	$(0.16)	$(0.01)	$(0.27)

The fair value of the common stock options granted during 2003 and 2002, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

	2003	2002

Expected dividend yield	-	-
Expected price volatility	131% - 151%	131% - 151%
Risk-free interest rate	3% to 5.5%	3% to 5.5%
Expected life of options	5 years	5 years

Page - 10

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123 (R) is effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.

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

NOTE 3 - NOTE RECEIVABLE

On October 19, 2001, the Company completed the sale of its 100% interest in its subsidiary, First Ecommerce Data Services Limited (“FEDS”), to Transworld Payment Solutions N.V. (“Transworld”). The guaranteed amount of FEDS operating profits is receivable in instalments of $350,000, $650,000 and $1,000,000, due March 1, 2003, 2004 and 2005. The guaranteed instalments have been recorded at their present value with imputed interest of 2% to 3.5%. Imputed interest of $nil and $23,615 were recorded as interest income for the six month periods ended June 30, 2003 and 2002.

During 2002, as a result of a dispute with Transworld, the Company undertook an assessment on its notes receivable and reduced the carrying value of the asset to an estimated fair value that the Company expects to receive within the next twelve months of $Nil. (Note 9)

Page - 11

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2003

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

The following table presents the Company’s oil and gas property acquisitions, exploration and development expenditures and an adjustment for impairment charges:

	December 31, 2002	June 30, 2003

Property acquisition costs
Acquired in share exchange with Gasco	$14,402,000	$14,402,000
Acquired in exchange for common shares of the
Company	2,862,750	2,862,750
Acquired upon acquisition of Vallenar	872,391	872,391
Exploration and development expenditures	529,906	798,916
	18,667,047	18,936,057
Less: Impairment charges	(16,634,187)	(16,634,187)

	$2,032,860	$2,301,870

At June 30, 2003 and December 31, 2002, the Company’s proved and unproved oil and gas properties consisted of leasehold interests and exploration and development costs related to their interests in Texas, Utah, Wyoming and California. The Company’s proven and unproven properties are evaluated periodically for the possibility of potential impairment. At June 30, 2003 and December 31, 2002, the Company’s oil and gas properties were valued as follows:

	December 31, 2002			June 30, 2003
	Costs	Impairment	Cost Net of	Costs
		Charges	Impairment
			Charges
Proved and Unproved Properties

Property acquisition costs:

Utah	$8,459,726	$(6,427,166)	$2,032,560	$2,032,560
Wyoming	8,459,727	(8,459,627)	100	100
California	345,294	(345,194)	100	100
Texas	872,391	(872,291)	100	100

Exploration & development costs:

Wyoming	423,839	(423,839)	-	-
Utah	7,662	(7,662)	-	269,010
California	2,998	(2,998)	-	-
Texas	95,410	(95,410)	-	-

	$18,667,047	$(16,634,187)	$2,032,860	$2,301,870

Page - 12

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2003

NOTE 4 - OIL AND GAS PROPERTIES, continued

During the six month period ended June 30, 2003, no impairment charges were recorded against the Wyoming properties. During 2002, two wells that were drilled on the Wyoming property were not considered prospective by the Company and as a result of this assessment impairment charges were recorded against the property at December 31, 2002.

During the six month period ended June 30, 2003 no impairment charges were recorded against the Texas or California properties. At December 31, 2002 the Company recorded impairment charges against its unproven properties in Texas and California because no exploration or development work is expected to be performed on these properties.

During the six month period ended June 30, 2003, no impairment charges were recorded against the Utah property. At December 31, the Company recorded impairment charges against their Utah property based on a reserves study completed at December 31, 2004. (Note 10)

NOTE 5 - RELATED PARTY TRANSACTIONS

At June 30, 2003 and December 31, 2002, the Company paid $nil and $351,806 in directors’ fees and a housing allowance of $7,742 and $17,209 to a director. At June 30, 2003 and December 31, 2002, $54,000 and $3,938 of the directors’ fees and of the housing allowance were unpaid and included in accrued liabilities.

At June 30, 2003 and December 31, 2002, the Company paid $41,057 and $nil in consulting fees to a company controlled by a director. At June 30, 2003, $40,000 of these fees were unpaid and included in accrued liabilities.

At June 30, 2003, the Company paid $30,000 in consulting fees to a director and at December 31, 2002, the Company paid $418,324 in directors’ fees plus a housing allowance of $27,871 this director. At June 30, 2003 and December 31, 2004, the Company was indebted to this director in the amounts of $123,463 and $159,038.

At June 30, 2003, the Company paid $12,000 in consulting fees to a director and at December 31, 2002 the Company paid $54,000 in directors’ fees this director. At June 30, 2003 and December 31, 2002, $12,000 and $13,500 of these fees were unpaid.

At June 30, 2003 and December 31, 2003, the Company had $26,443 and $29,583 in accounts payable to directors or companies controlled by directors.

During the period ended June 30, 2003 the Company settled $271,972 in related party debt by issuing 1,510,958 common shares at $0.18 per share. (Note 6)

NOTE 6 - COMMON STOCK

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

At June 30, 2003 and December 31, 2002, the Company had reserved 143,568,150 and 132,800,185 shares for the exercise of these rights for the issued, outstanding and subscribed shares and 17,118,410 and 17,368,410 for the potential exercise of outstanding options and warrants.

Page - 13

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2003

NOTE 8 - STOCK OPTIONS AND WARRANTS

During the six month period ended June 30, 2003, 50,000 options were cancelled. During the six month period ended June 30, 2003, there was no change in the outstanding warrants.

Compensation Expense - Prior Period Adjustment
At December 31, 2002, an error was discovered in the calculation of stock based compensation related to stock options issued in prior years. The Company corrected this error at December 31, 2002. The effect of this correction, for the six month period ended June 30, 2002, was a decrease in additional paid in capital of $221,842 and a decrease in the accumulated deficit of $221,842. Had this error been corrected during the six month period ended June 30, 2002, it would have decreased the net loss for the period ended June 30, 2002 by $221,842, as reported in the following table:

Compensation Expense (Recovery)	As Reported	As Restated	Prior Period Adjustment
June 30, 2002	$ 486,500	$ 264,658	$ (221,842)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

During the period ended June 30, 2003, the Company has been focusing on developing its oil and gas business. As such, the Company has accumulated a deficit of approximately $61 million to date and additional financing will be required by the Company to support development of its oil and gas properties until such time as the Company achieves positive cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In February 2003 the debtor and guarantor of the note receivable commenced legal action against the Company, in Bermuda, claiming that the Company and its former subsidiary, First Ecom Systems Limited, had promised to develop and supply them with certain software. As a result of this litigation the debtor ceased making the required instalment payments on March 1, 2003. Although the directors believed that this lawsuit was without merit as there was no condition to develop software for the debtor, due to lack of financial resources the Company did not defend its position and no further actions by either party have transpired since February 2003. (Note 3)

On June 9, 2003, a petition was filed against the Company by Burlington Resources Oil & Gas Company , LP (“Burlington”) claiming that Brek failed to pay for costs incurred by Burlington in drilling oil and gas wells in Texas. Burlington claimed damages of $658,831. On July 16, 2003, Brek Petroleum Inc. filed its original answer to the petition. (Note 10)

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

Page - 14

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2003

NOTE 10 - SUBSEQUENT EVENTS

Burlington Litigation
On March 1, 2004, the Company and Burlington entered into a settlement agreement whereby the Company agreed to pay Burlington a total of $691,874, in twelve equal monthly payments, commencing August 14, 2004, plus legal and court imposed interest.

Oil and Gas Properties
Based on a December 31, 2004, reserves study the Company recorded an impairment charge on their Utah oil and gas properties. Based on this study the Company valued the Utah oil and gas properties at an amount equal to the present value, discounted at 10%, of the estimated future net revenues from proved oil and gas reserves of approximately $5.7 million (calculated, based on estimated net revenues of $18.5 million) plus the cost, or estimated fair value, if lower of unproved properties, less estimated future expenditures to be incurred in developing and producing the proved reserves of approximately $3.4 million. The present value of estimated future net revenues was computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of December 31, 2004, assuming the continuation of existing economic conditions. (Note 4)

The Company has an option to acquire an additional 2.5% interest in these undeveloped mineral leases by paying $5,250,000 on or before January 1, 2004 and if they exercise this option, the Company has the option of acquiring an additional undivided 2.5% interest by paying $5,250,000 on or before January 1, 2005. The Company did not exercise either of these options.

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

Page - 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF BREK ENERGY CORPORATION AND ITS SUBSIDIARIES FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN BREK’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2002.

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

During the first quarter of 2003 we commenced operating as an oil and gas company and ceased to be a development stage company.

Since inception we have had recurring operating losses and at June 30, 2003, we had a working capital deficit of $1,510,958. Due to these factors the consolidated financial statements have been prepared on a going concern basis. We believe that our cash and cash equivalents at June 30, 2003, are not sufficient to satisfy our working capital needs and that we must raise funds by the private loans, issuance of shares for debt or through the private placement of our common stock in order to satisfy our operational and working capital requirements for the foreseeable future.

As of the date of this filing, we have participated in the drilling or re-completion of eleven wells and have ten producing wells in which we have net revenue interests of between 8% and 20%. One well, an earning well drilled by Burlington in 2002, is shut in. We are still paying for work on one well that was completed during the summer of 2005. We believe that this work will increase the production in the well, and will generate a corresponding increase in revenue.

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

Page - 16

Results of Operations

Revenues

Oil and gas revenues from our Wyoming oil and gas properties were $903 and $15,089 for the three and six month periods ended June 30, 2003. We did not have any oil or gas revenues during the three and six month periods ended June 30, 2002. These wells have not been particularly productive. We drilled them to earn additional acreage.

Due to the sale of our electronic payment processing business, First Ecom Systems Limited, on September 30, 2002, all of our revenues of $14,735 and $27,605 for the three and six month periods ended June 30, 2002 were reclassified to discontinued operations at June 30, 2003.

Operating Expenses

Operating expenses decreased by $1,008,388 or 90% from $1,115,817 for the three month period ending June 30, 2002 to $107,429 for the three month period ending June 30, 2003. The decrease was due to decreases of $196,974 in sales and marketing expenses, $640,778 in general and administrative expenses and $170,636 in systems and technology expenses. Due to the sale of our electronic payment processing business, $28,967 in sales and marketing expenses, $693,820 in general and administrative expenses and $116,597 in charges for impairment were reclassified to discontinued operations at June 30, 2003.

Operating expenses decreased by $2,125,825 or 88% from $2,402,155 for the six month period ending June 30, 2002 to $276,330 for the six month period ending June 30, 2003. The decrease was due to decreases of $322,712 in sales and marketing expenses, $1,481,025 in general and administrative expenses and $322,088 in systems and technology expenses. Due to the sale of our electronic payment processing business, $53,099 in sales and marketing expenses, $945,790 in general and administrative expenses and $116,597 in charges for impairment were reclassified to discontinued operations at June 30, 2003. During the three and six month periods ended June 30, 2003, our administrative expenses decreased because we closed down most of our operations in Hong Kong and laid off all of our staff. Our sales and marketing expenses decreased because we did not do any sales or marketing during the period. We expect our administrative expenses to increase as we increase our investing and financing activities.

Other Income and Expenses

Interest income was $1,620 for the three months ended June 30, 2003 as compared to $13,680 for the three months ended June 30, 2002.

Interest income was $8,371 for the six months ended June 30, 2003 as compared to $27,540 for the six months ended June 30, 2002. The reduction resulted from the decrease in our cash. We do not expect to earn any significant interest income as we have no interest-earning assets.

Discontinued Operations

At September 30, 2002, we discontinued the operations of our payment processing business, First Ecom Systems Limited. The discontinuation of these operations resulted in the net operating losses of First Ecom System Limited, for the three and six months ended June 30, 2002 of $824,649 and $1,087,881, being reclassified to discontinued operations.

Liquidity and Capital Resources

We had cash and cash equivalents of $422 and a working capital deficit of $1,510,958 at June 30, 2003. During the six months ended June 30, 2003, cash from operating activities increased by $215,631. This was primarily due to increases of $4,382 in minority interest, $328,317 in accounts payable and accrued liabilities, $112,099 in amounts due to related parties and a decrease of $32,447 in prepaid expenses and deposits, offset by an increase in accounts receivable and other receivables of $4,362.

The cash provided by operating activities of $215,631 included proceeds from the issuance of common stock of $50,000, which was offset by cash used in investing activities of $269,010 which was spent on the oil and gas properties.

During the six months ended June 30, 2003, we issued 1,875,817 shares to settle $337,647 in debt. Of this amount, $271,972 settled debt to related parties.

Page - 17

An increase in the working capital deficit of $134,233 was due to a decrease in current assets of $31,464 and an increase in current liabilities of $102,769. We have accumulated a deficit of $61,337,575 since inception and have stockholders’ equity of $728,502.

We had no contingencies or long-term commitments at June 30, 2003, except for the Transworld and Burlington litigation which is disclosed in the commitments and contingencies footnote to our June 30, 2003 consolidated financial statements, appearing elsewhere herein.

Plan of Operation for the Next Twelve Months

As of December 31, 2002, we had either disposed of or discontinued our operations in all of our payments processing subsidiaries and since then we have focused only on our oil and gas operations, primarily in Utah and Wyoming. We own a minority (25%) working interest in our Utah and Wyoming properties and are not the operator. Gasco Production Company owns the majority (75%) working interest in these and the California properties and is the operator. As a result of this arrangement, we are, to a large extent, subject to Gasco’s operating plans. In some cases, we and Gasco together own less than 100% of the working interest and the parties with the remaining interests are the operators: for example, our and Gasco’s working interests are less than 100% on properties in which Burlington has working interests and is the operator.

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

We have nominal revenue-generating operations and do not have the cash, cash equivalents or investments required to finance our participation in drilling programs or to cover our working capital requirements. We are solely dependent upon external financing and are considering several options for raising funds to meet our future capital and operating requirements. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Our capital requirements depend on several factors including participation in drilling programs, acquisitions of oil and gas interests, the rate of market acceptance, our ability to increase revenues, our purchases of equipment, and other factors. If our capital requirements vary materially from those planned, we may require additional financing sooner than anticipated. We are not assured that financing will be available in amounts or on terms acceptable to us, if at all. If we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Debt financing, if available, may involve restrictive covenants, which could restrict our operations or finances. If we cannot raise funds or sell assets, if needed, on acceptable terms, we may not be able to continue our operations, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements which could negatively impact our business, operating results and financial condition. We are a party to certain agreements pursuant to which others may commence drilling oil or gas wells on property in which we own an interest. We cannot control the timing or the cost of such drilling. If a well is commenced and we cannot or choose not to pay our share of the cost of the well, then we will have no rights to any production from that well and will lose our rights in the property surrounding that well.

Critical Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the financial statements of our subsidiaries. All significant intercompany balances and transactions have been eliminated. Affiliated companies (20% to 50% owned companies) in which we do not have significant influence are accounted for, using the equity method. Our share of earnings (losses) from these companies is included in the accompanying consolidated statements of operations.

Page - 18

Accounts Receivable

Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At June 30, 2003 and December 31, 2002, all of the trade accounts receivable were considered collectable.

Revenue Recognition

Oil and gas is recognized as revenue when the oil and gas is produced and sold.

Oil and Gas Properties

We follow the full cost method of accounting whereby we capitalize all costs related to the acquisition of oil and gas leases and acquisition and development of oil and gas properties into a single cost centre (“full cost pool”). These costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. We generally credit the proceeds from property sales to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

We compute the depletion of exploration and development costs using the units-of-production method based upon estimated proven oil and gas reserves. We withhold the costs of unproved properties from the depletion base until they are either developed or abandoned. We review the properties periodically for impairment. We transfer total well costs to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, we convert relative volumes of oil and gas production and reserves at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. Our oil and gas wells began producing during the first quarter of 2003, no depletion was recorded during the six month period ended June 30, 2003 because at December 31, 2002, our oil and gas properties were either written down to a nominal value or written down to their net present value, based on a December 31, 2004 reserves study. (Note 10)

Stock-based Compensation

We account for our stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to our employees and directors. Accordingly, we have not recognized compensation cost for these options. We have recognized compensation expense in the accompanying financial statements for stock options that we issued to our outside consultants. If we had determined compensation expense for the options granted to our employees and directors based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, then our net loss and net loss per share for the three and six months ended June 30, 2003 and 2002, would have been increased to the pro forma amounts indicated below:

Page - 19

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net loss attributable to common shareholders:
As reported	$(106,357)	$(3,414,308)	$(257,252)	$(5,381,714)
Stock based employee compensation determined under the fair value based method	-	(101,130)	(490)	(275,272)
Pro forma	$(106,357)	$(3,515,438)	$(257,742)	$(5,656,986)
Net loss per share of common stock:

As reported	$(0.01)	$(0.15)	$(0.01)	$(0.26)
Pro forma	$(0.01)	$(0.16)	$(0.01)	$(0.27)

The fair value of the common stock options granted during 2003 and 2002, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

	2003	2002

Expected dividend yield	-	-
Expected price volatility	131% - 151%	131% - 151%
Risk-free interest rate	3% to 5.5%	3% to 5.5%
Expected life of options	5 years	5 years

Reclassifications

We reclassified certain prior period amounts in the accompanying consolidated financial statements to conform to the current period’s presentation. These reclassifications had no effect on the results of operations of financial position for any period presented.

Contractual Obligations

We did not have any contractual obligations at June 30, 2003.

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

Page - 20

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

Page - 21

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

Texas lawsuit - Burlington Resources Oil & Gas Company, LP vs. Brek Petroleum Inc.

On June 9, 2003, Burlington Resources Oil & Gas Company, LP (“Burlington”) filed a Petition in the District Court in Midland County, Texas of the 142nd Judicial District claiming that Brek Petroleum Inc. failed to pay for costs incurred by Burlington in drilling oil and gas wells located in Midland County, Texas. Burlington claimed damages in the amount of $658,831. On July 16, 2003, Brek Petroleum Inc. filed its Original Answer to the Petition.

On March 1, 2004, the parties reached a settlement and entered into a Settlement Agreement and Release whereby Brek Petroleum Inc. agreed to pay Burlington a total of $691,874 in 12 equal monthly payments. The total of the settlement was comprised of the original amount claimed for damages, Burlington’s legal fees of $3,278, and court imposed interest. On July 14, 2005, Brek Petroleum Inc. delivered the twelfth and final monthly payment to Burlington.

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

Page - 22

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

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Brek reported all information that was required to be disclosed in a report in the form of a Form 8-K, except for the following:

Item 2.06 - Material Impairments

In February 2003, it was determined that a note receivable from Transworld Payment Solutions N.V. in the amount of $1,901,107 was impaired due to Transworld commencing a legal action against a subsidiary of Brek in which Transworld claimed that First Ecom Systems Limited had promised to develop and supply them with certain software. An impairment charge was taken at December 31, 2002. See “Item 1. Legal Proceedings” above for more details.

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

Item 3.02 - Unregistered Sales of Equity Securities

On April 14, 2003, Brek raised $49,999 in cash by issuing an aggregate 277,776 restricted shares at a subscription price of $0.18 per share of common stock. See “Item 2 - Recent Sale of Unregistered Securities” above for more details.

On April 14, 2003, Brek settled $337,647 of debt by issuing an aggregate 1,875,817 shares of common stock at a settlement price of $0.18 per share of common stock. See “Item 2 - Recent Sale of Unregistered Securities” above for more details.

Page - 23

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

Filed
10.2

Stock Purchase Agreement dated March 12, 2002 between Vallenar Energy Corp. and Brek Energy Corporation, filed as an attached exhibit to Brek’s Form 10-K/A (Annual Report) filed on September 18, 2002, and incorporated herein by reference

Filed
10.3

Purchase Agreement dated July 16, 2002 among Gasco Energy, Inc., Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek Energy Corporation, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders, filed as an attached exhibit to Brek’s Form 8-K (Current Report) filed on July 31, 2002, and incorporated herein by reference

Filed
10.4

Share purchase agreement dated October 19, 2001 among First Ecom.com, Inc., First Commerce Asia Limited, FEDS Acquisition Corporation, First Ecom Systems Limited, Transworld Payment Solutions NV, and First Curacao International Bank NV, filed as an attached exhibit to Brek’s Form 10-KSB (2002 - Annual Report) filed on November 21, 2005, and incorporated herein by reference.

Filed
10.5

License agreements dated October 19, 2001 among First Ecom.com, Inc., First Ecom Systems Limited, and Transworld Payment Solutions NV, filed as an attached exhibit to Brek’s Form 10-KSB (2002 - Annual Report) filed on November 21, 2005, and incorporated herein by reference.

Filed
21	List of Subsidiaries, filed as an attached exhibit to Brek’s Form 10-KSB (2002 - Annual Report) filed on November 21, 2005, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 24

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Brek Energy Corporation has caused this report to be signed on its behalf by the undersigned duly authorized person.

BREK ENERGY CORPORATION
By: /s/ Richard N. Jeffs
Name:  Richard N. Jeffs
Title: Director and CEO and CFO
Dated: October 31, 2005

Page - 25

Exhibit 31

Page - 26

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

Page - 28

Exhibit 32

Page - 29

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, President and Chief Executive Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, Chief Financial Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

October 31, 2005

Page - 31