Form 10QSB
period 2003-09-30
BREK ENERGY CORP
filed 2005-11-21
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2003

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
[  ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 30, 2003
shares of common stock - $0.0001 par value	28,713,630

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BREK ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2003 and December 31, 2002 and
for the three and nine month periods ended September 30, 2003 and 2002

UNAUDITED

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

BREK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
	2003	2002

ASSETS
Current Assets

Cash and cash equivalents	$3,539	$3,801
Trade accounts receivable	9,177	878
Other prepaid expenses and deposits	-	32,447

	12,716	37,126

Oil and gas properties (Note 4)	2,326,341	2,032,860

TOTAL ASSETS	$2,339,057	$2,069,986

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$1,351,421	$1,048,134
Due to related parties (Note 5)	205,844	365,717

TOTAL LIABILITIES	1,557,265	1,413,851

Commitments and contingencies (Note 9)

Minority interest	63,876	58,028

STOCKHOLDERS' EQUITY

Share capital (Notes 6, 7 and 8)
Authorized
300,000,000 common shares, $0.001 par value
Issued and outstanding
28,713,630 and 26,560,037 common shares	28,714	26,561
Additional paid in capital	54,021,239	53,635,745
Common stock purchase warrants	8,016,124	8,016,124
Deficit	(61,348,161)	(61,080,323)

TOTAL STOCKHOLDERS' EQUITY	717,916	598,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,339,057	$2,069,986

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Revenue	$5,657	$-	$20,746	$-

Expenses

Operating expenses
General and administrative	14,778	969,387	291,107	3,371,542
Charges for impairment of certain notes receivable,
long-lived and prepaid assets	-	972,555	-	972,555

Total operating expenses	14,778	1,941,942	291,107	4,344,097

Loss from operations before other items	(9,121)	(1,941,942)	(270,361)	(4,344,097)

Other Items
Interest income	-	13,196	8,371	40,736
Loss on write down of marketable securities	-	(15,626)	-	(34,927)

Total other items	-	(2,430)	8,371	5,809

Losses associated with affiliates
Equity in loss of affiliates	-	(42,653)	-	(813,381)
Impairment loss of equity in affiliate	-	(2,180,347)	-	(3,309,536)

Total losses associated with affiliates	-	(2,223,000)	-	(4,122,917)

Net loss from continuing operations	(9,121)	(4,167,372)	(261,990)	(8,461,205)

Loss from discontinued operations
Net loss - payment processing	-	(111,772)	-	(1,199,653)

Minority interest	(1,466)	22,275	(5,848)	22,275

Net loss for the period	$(10,587)	$(4,256,869)	$(267,838)	$(9,638,583)

Basic and diluted loss per share
Continuing operations	$(0.01)	$(0.16)	$(0.01)	$(0.38)
Discontinued operations	-	(0.01)	-	(0.05)

	$(0.01)	$(0.17)	$(0.01)	$(0.43)

Weighted average shares outstanding	28,713,630	25,579,548	28,626,855	22,346,557

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 and 2002
UNAUDITED

				Common	Accumulated
	Common Stock Issued		Additional	Stock	Other
	Number of		Paid in	Purchase	Comprehensive
	Shares	Amount	Capital	Warrants	(Loss) Income	Total
Balance, January 1, 2002,
as previously stated	19,210,037	$19,211	$48,190,887	$8,016,124	$(33,000,223)	$23,225,999

Prior period adjustment	-	-	836,183	-	(836,183)	-

Balance, January 1, 2002, as restated	19,210,037	19,211	49,027,070	8,016,124	(33,836,406)	23,225,999

Issuance of shares of common stock for cash	2,845,000	2,845	1,419,655	-	-	1,422,500
Share issue costs	-	-	(25,000)	-	-	(25,000)
Issuance of penalty shares	80,000	80	56,720	-	-	56,800
Issuance of shares of common stock in
exchange for oil and gas properties	4,125,000	4,125	2,858,625	-	-	2,862,750
Issuance of shares of common stock
settlement of debt	250,000	250	171,750	-	-	172,000
Issuance of shares of common stock
upon exercise of stock options	50,000	50	19,950	-	-	20,000
Stock compensation expense	-	-	283,060	-	-	283,060
Net loss for the nine month period ended
September 30, 2002	-	-	-	-	(9,638,583)	(9,638,583)

Balance, September 30, 2002
as previously stated	26,560,037	26,561	53,811,830	8,016,124	(43,474,989)	18,379,526

Prior period adjustment	-	-	(65,910)	-	65,910	-

Balance, September 30, 2002, as restated	26,560,037	26,561	53,745,920	8,016,124	(43,409,079)	18,379,526

Stock compensation expense			(110,175)		110,175
Net loss for the three months ended
December 31, 2002	-	-	-	-	(17,781,419)	(17,781,419)

Balance, December 31, 2002	26,560,037	26,561	53,635,745	8,016,124	(61,080,323)	598,107

Shares issued for debt	1,875,817	1,876	335,771	-	-	337,647
Shares issued for cash	277,776	277	49,723	-	-	50,000
Net loss for the nine month period ended,
September 30, 2003	-	-	-	-	(267,838)	(267,838)

Balance, September 30, 2003	28,713,630	$28,714	$54,021,239	$8,016,124	$(61,348,161)	$717,916

The accompanying notes are an integral part of these consolidated financial statements.

Page - 5

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Month Periods Ended September 30,
	2003	2002

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss for the period	$(267,838)	$(9,638,583)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity loss of affiliates	-	813,381
Minority interest	5,848	(22,275)
Issuance of shares in settlement of expenses	-	228,800
Stock compensation costs	-	283,060
Depreciation	-	99,252
Loss on disposal of discontinued operations	-	132
Loss on disposal of equipment	-	2,796
Imputed interest on notes receivable	-	(43,819)
Loss on write-down of marketable securities	-	34,927
Charges for certain goodwill, long-lived and prepaid assets	-	972,555
Impairment loss of equity in affiliate	-	3,309,536

	(261,990)	(3,960,238)

Changes in operating assets and liabilities net of businesses acquired:
(Increase) decrease in accounts receivable and other receivables	(8,299)	32,184
Decrease in other prepaid expenses and deposits	32,447	414,856
Increase in accounts payable and accrued liabilities	368,962	334,326
Increase in amounts due to related parties	112,099	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	243,219	(3,178,872)

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of property and equipment	-	(17,537)
Proceeds from sale of equipment	-	613
Effect of acquisition of subsidiary on cash	-	(108,515)
Cash spent on oil and gas properties	(293,481)	(79,078)

NET CASH USED IN INVESTING ACTIVITIES	(293,481)	(204,517)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Proceeds from issuance of common stock	50,000	1,422,500
Share issue costs	-	(25,000)
Proceeds from exercise of stock options	-	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000	1,417,500

Net increase in cash and cash equivalents	(262)	(1,965,889)

Cash and cash equivalents at the beginning of the period	3,801	2,088,484

Cash and cash equivalents at the end of the period	$3,539	$122,595

Supplemental cash information:

Cash paid during the period for:
Interest	$-	$-

Non-cash Transactions:
Imputed interest on note receivable	$-	$23,615
Issuance of common shares in settlement of debt	$65,675	$-
Issuance of common shares in settlement of amounts due to related parties	$271,972	$-
Stock compensation costs	$-	$283,060
Issuance of 4,125,000 common shares in exchange for oil and gas properties	$-	$2,862,750
Loan receivable offset against acquisition price of subsidiary	$-	$270,055

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2003

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

Pursuant to an agreement and plan of merger dated February 12, 1999, JRL Resources was merged with and into Brek Energy Corporation (formerly First Ecom.com, Inc.) (“BREK” or the “Company”), a company incorporated in the State of Nevada on February 12, 1999, with no shares issued and outstanding. Pursuant to the agreement and plan of merger, all of the 12,040,000 outstanding common shares of JRL Resources were exchanged on a one-for-one basis for newly issued shares of BREK, with BREK being the surviving corporation. For accounting purposes, this merger is treated as a re-incorporation of JRL Resources as BREK.

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002 included in the Company’s annual report on Form 10-KSB.

Page - 7

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2003

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

Accounts Receivable
Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At September 30, 2003 and December 31, 2002, all of the trade accounts receivable were considered collectable.

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

Comprehensive Income
Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. The Company had no comprehensive income during the nine month periods ended September 30, 2003 and 2002.

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
September 30, 2003

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. The Company’s oil and gas wells began producing during the first quarter of 2003, no depletion was recorded during the nine month period ended September 30, 2003 because at December 31, 2002, the Company’s oil and gas properties were either written down to a nominal value or written down to their net present value, based on a December 31, 2004 reserves study. (Note 10)

Page - 9

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation
The Company accounts for its stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the three and nine months ended September 30, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net loss attributable to common shareholders:
As reported	$(10,587)	$(4,256,869)	$(267,838)	$(9,638,583)
Stock based employee compensation determined under the fair value based method	-	(245,740)	(490)	(521,012)
Pro forma	$(10,587)	$(4,502,609)	$(268,328)	$(10,159,595)
Net loss per common share:

As reported	$(0.01)	$(0.17)	$(0.01)	$(0.43)
Pro forma	$(0.01)	$(0.18)	$(0.01)	$(0.45)

The fair value of the common stock options granted during 2003 and 2002, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

	2003	2002

Expected dividend yield	-	-
Expected price volatility	131%-151%	131%-151%
Risk-free interest rate	3% to 5.5%	3% to 5.5%
Expected life of options	5 years	5 years

Page - 10

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2003

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

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, in the quarter commencing July 1, 2005. SFAS 123(R) permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but it also permits entities to restate financial statements of previous periods, either for all periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS 123. The Company has not yet determined which of the methods it will use upon adoption. The Company has not yet completed its evaluation but expects the adoption of SFAS 123(R) to have an effect on the financial statements similar to the pro forma effects reported in the Stock Based Compensation disclosure above.

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

NOTE 3 - NOTE RECEIVABLE

On October 19, 2001, the Company completed the sale of its 100% interest in its subsidiary, First Ecommerce Data Services Limited (“FEDS”), to Transworld Payment Solutions N.V. (“Transworld”). The guaranteed amount of FEDS operating profits is receivable in instalments of $350,000, $650,000 and $1,000,000, due March 1, 2003, 2004 and 2005. The guaranteed instalments have been recorded at their present value with imputed interest of 2% to 3.5%. Imputed interest of $nil and $35,863 were recorded as interest income for the nine month periods ended September 30, 2003 and 2002.

During 2002, as a result of a dispute with Transworld, the Company undertook an assessment on its notes receivable and reduced the carrying value of the asset to an estimated fair value that the Company expects to receive within the next twelve months of $Nil. (Note 9)

Page - 11

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2003

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

The following table presents the Company’s oil and gas property acquisitions, exploration and development expenditures and an adjustment for impairment charges:

	December 31, 2002	September 30, 2003

Property acquisition costs
Acquired in share exchange with Gasco	$14,402,000	$14,402,000
Acquired in exchange for common shares of the
Company	2,862,750	2,862,750
Acquired upon acquisition of Vallenar	872,391	872,391
Exploration and development expenditures	529,906	823,387
	18,667,047	18,960,528
Less: Impairment charges	(16,634,187)	(16,634,187)

	$2,032,860	$2,326,341

At September 30, 2003 and December 31, 2002, the Company’s proved and unproved oil and gas properties consisted of leasehold interests and exploration and development costs related to their interests in Texas, Utah, Wyoming and California. The Company’s proven and unproven properties are evaluated periodically for the possibility of potential impairment. At September 30, 2003 and December 31, 2002, the Company’s oil and gas properties were valued as follows:

	December 31, 2002			September 30, 2003
	Costs	Impairment	Cost Net of	Costs
		Charges	Impairment
			Charges

Proved and Unproved Properties

Property acquisition costs:

Utah	$8,459,726	$(6,427,166)	$2,032,560	$2,032,560
Wyoming	8,459,727	(8,459,627)	100	100
California	345,294	(345,194)	100	100
Texas	872,391	(872,291)	100	100

Exploration & development costs

Wyoming	423,839	(423,839)	-	-
Utah	7,662	(7,662)	-	293,481
California	2,998	(2,998)	-	-
Texas	95,410	(95,410)	-	-
	$18,667,047	$(16,634,187)	$2,032,860	$2,326,341

Page - 12

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2003

NOTE 4 - OIL AND GAS PROPERTIES, continued

During the nine month period ended September 30, 2003, no impairment charges were recorded against the Wyoming properties. During 2002, two wells that were drilled on the Wyoming property were not considered prospective by the Company and as a result of this assessment impairment charges were recorded against the property at December 31, 2002.

During the nine month period ended September 30, 2003 no impairment charges were recorded against the Texas and California properties. At December 31, 2002 the Company recorded impairment charges against its unproven properties in Texas and California because no exploration or development work is expected to be performed on these properties.

During the nine month period ended September 30, 2003, no impairment charges were recorded against the Utah property. At December 31, the Company recorded impairment charges against their Utah property based on a reserves study completed at December 31, 2004. (Note 10)

NOTE 5 - RELATED PARTY TRANSACTIONS

At September 30, 2003 and December 31, 2002, the Company paid $nil and $351,806 in directors’ fees and a housing allowance of $7,742 and $17,209 to a director. At September 30, 2003 and December 31, 2002, the Company was indebted to this director in the amount of $57,938.

At September 30, 2003 and December 31, 2002, the Company paid $41,057 and $nil in consulting fees to a company controlled by a director. At September 30, 2003, $40,000 of these fees were unpaid and included in accrued liabilities.

At September 30, 2003, the Company paid $30,000 in consulting fees to a director and at December 31, 2002, the Company paid $418,324 in directors’ fees plus a housing allowance of $27,871 this director. At September 30, 2003 and December 31, 2002, the Company was indebted to this director in the amounts of $123,463 and $159,038.

At September 30, 2003, the Company paid $12,000 in consulting fees to a director and at December 31, 2002 the Company paid $54,000 in directors’ fees this director. At September 30, 2003 and December 31, 2002, $12,000 and $13,500 of these fees were unpaid.

At September 30, 2003 and December 31, 2003, the Company had $26,443 and $29,583 in accounts payable to directors or companies controlled by directors.

During the period ended September 30, 2003 the Company settled $271,972 in related party debt by issuing 1,510,958 common shares at $0.18 per share. (Note 6)

NOTE 6 - COMMON STOCK

On April 14, 2003, the Company issued 277,776 common shares at $0.18 per share by way of a private placement for total proceeds of $50,000.

On April 14, 2003, the Company converted $308,947 in accounts payable and $28,700 in loans payable into 1,875,817 common shares at $0.18 per share. (Note 5)

Page - 13

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2003

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

At September 30, 2003 and December 31, 2002, the Company had reserved 143,568,150 and 132,800,185 shares for the exercise of these rights for the issued, outstanding and subscribed shares and 17,118,410 and 17,368,410 for the potential exercise of outstanding options and warrants.

NOTE 8 - STOCK OPTIONS AND WARRANTS

During the nine month period ended September 30, 2003, 50,000 options were cancelled. During the nine month period ended September 30, 2003, there was no change in the outstanding warrants.

Compensation Expense - Prior Period Adjustment
At December 31, 2002, an error was discovered in the calculation of stock based compensation related to stock options issued in prior years. The Company corrected this error at December 31, 2002. The effect of this correction, for the nine month period ended September 30, 2002, was a decrease in additional paid in capital of $65,910 and a decrease in the accumulated deficit of $65,910. Had this error been corrected during the nine month period ended September 30, 2002, it would have decreased the net loss for the period ended September 30, 2002 by $65,910, as reported in the following table:

Compensation Expense (Recovery)	As Reported	As Restated	Prior Period Adjustment
June 30, 2002	$ 283,060	$ 217,150	$ (65,910)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

During the nine month period ended September 30, 2003, the Company has been focusing on developing its oil and gas business. As such, the Company has accumulated a deficit of approximately $61 million to date and additional financing will be required by the Company to support development of its oil and gas properties until such time as the Company achieves positive cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
September 30, 2003

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

Page - 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF BREK ENERGY CORPORATION AND ITS SUBSIDIARIES FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN BREK’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2002.

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

Since inception we have had recurring operating losses and at September 30, 2003, we had a working capital deficit of $1,544,549. Due to these factors the consolidated financial statements have been prepared on a going concern basis. We believe that our cash and cash equivalents at September 30, 2003, are not sufficient to satisfy our working capital needs and that we must raise funds through private loans, issuing shares for debt or the private placement of our shares of commons stock in order to satisfy our operational and working capital requirements for the foreseeable future.

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

We did not consent to the drilling of twenty wells proposed by Gasco. As a result of our non-consent, Gasco has drilled or will drill the wells bearing 100% of the costs and is entitled to all of the revenue generated from the sale of oil and gas until they have recovered 300% of their drilling costs, 150% of the costs of newly acquired equipment in the well, and 100% of the operating costs and the costs of any newly acquired surface equipment beyond the wellhead connections, at which time we are entitled to our percentage of the revenue. The average costs of these non-consent wells is approximately $3.5 million, so we do not expect to see any revenue from them for some time, if ever. We have not, however, forfeited any leasehold interests and can participate in future drilling that is proposed for other locations on the same leases.

Page - 16

Results of Operations

Revenues

Oil and gas revenues from our Wyoming oil and gas properties were $5,657 and $20,746 for the three and nine month periods ended September 30, 2003. We did not have any oil or gas revenues during the three and nine month periods ended September 30, 2002. These wells have not been particularly productive. We drilled them to earn additional acreage.

Operating Expenses

Operating expenses decreased by $954,609, or 98%, from $969,387 for the three months ended September 30, 2002, to $14,778 for the three months ended September 30, 2003. Impairment charges decreased by $972,555, or 100%, from $972,555 for the three months ended September 30, 2002, to $nil for the three months ended September 30, 2003.

Operating expenses decreased by $3,080,435 or 91% from $3,371,542 for the nine months ended September 30, 2002 to $291,107 for the nine months ended September 30, 2003. Impairment charges decreased by $972,555 or 100% from $972,666 for the nine months ended September 31, 2002 to $nil for the nine months ended September 30, 2003. During the three and nine months ended September 30, 2003, our general and administrative expenses decreased because we closed down most of our operations in Hong Kong and laid off all of our staff. Impairment charges incurred during the three and nine months ended September 30, 2002, related to a $36,448 impairment in fixed assets and a $936,107 impairment in the installment note receivable. We expect our operating expenses to increase as we increase our investing and financing activities.

Other Income and Expenses

Interest income was $nil for the three months ended September 30, 2003 as compared to $13,196 for the three months ended September 30, 2002.

Interest income was $8,371 for the nine months ended September 30, 2003 as compared to $40,736 for the nine months ended September 30, 2002. The reduction resulted from the decrease in our cash. We do not expect to earn any significant interest income, as we have no interest-earning assets.

Liquidity and Capital Resources

We had cash and cash equivalents of $3,539 and a working capital deficit of $1,544,549 at September 30, 2003. During the nine months ended September 30, 2003, cash from operating activities increased by $243,219. This was primarily due to increases of $5,848 in minority interest, $368,962 in accounts payable and accrued liabilities, $112,099 in amounts due to related parties, and a decrease of $32,447 in prepaid expenses and deposits, offset by an increase in accounts receivable and other receivables of $8,299.

The cash provided by operating activities of $243,219 included proceeds from the issuance of common stock of $50,000, which was offset by cash used in investing activities of $293,481 which was spent on the oil and gas properties.

During the nine months ended September 30, 2003, we issued 1,875,817 shares to settle $337,647 in debt. Of this amount, $271,972 settled debt to related parties.

An increase in the working capital deficit of $167,824 was due to a decrease in current assets of $24,410 and an increase in current liabilities of $143,414. We have accumulated a deficit of $61,348,161 since inception and have stockholders’ equity of $717,916.

We had no contingencies or long-term commitments at September 30, 2003, except for the Transworld and Burlington litigation which is disclosed in the commitments and contingencies footnote to our September 30, 2003, consolidated financial statements, appearing elsewhere herein.

Page - 17

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

Critical Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the financial statements of our subsidiaries. All significant intercompany balances and transactions have been eliminated. We account for affiliated companies (20% to 50% owned companies) in which we do not have significant influence using the equity method. Our share of earnings (losses) from these companies is included in the accompanying consolidated statements of operations.

Accounts Receivable

Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At September 30, 2003 and December 31, 2002, all of the trade accounts receivable were considered collectable.

Revenue Recognition

We recognize oil and gas revenue as revenue when the oil and gas are produced and sold.

Page - 18

Oil and Gas Properties

We follow the full cost method of accounting whereby we capitalize all costs related to the acquisition of oil and gas leases and acquisition and development of oil and gas properties into a single cost centre (“full cost pool”). These costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. We generally credit the proceeds from property sales to the full cost pool without gain or loss recognition unless a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

We compute the depletion of our exploration and development costs and depreciation of production equipment using the units-of-production method based upon estimated proven oil and gas reserves. We withhold the costs of unproved properties from the depletion base until they are either developed or abandoned. We review the properties periodically for impairment. We transfer total well costs to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, we convert relative volumes of oil and gas production and reserves at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. Our oil and gas wells began producing during the first quarter of 2003, no depletion was recorded during the nine months ended September 30, 2003, because at December 31, 2002, our oil and gas properties were either written down to a nominal value or written down to their net present value, based on a December 31, 2004 reserves study.

Stock-based Compensation

We account for our stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to our employees and directors. Accordingly, we have recognized no compensation cost for these options. We recognized compensation expense in the accompanying financial statements for stock options that we issued to our outside consultants. If we had determined compensation expense for the options granted to our employees and directors based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, then our net loss and net loss per share for the three and nine months ended September 30, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net loss attributable to common shareholders:
As reported	$(10,587)	$(4,256,869)	$(267,838)	$(9,638,583)
Stock based employee compensation determined under the fair value based method	-	(245,740)	(490)	(521,012)
Pro forma	$(10,587)	$(4,502,609)	$(268,328)	$(10,159,595)

Page - 19

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net loss per share of common stock:

As reported	$ (0.01)	$ (0.17)	$ (0.01)	$ (0.43)
Pro forma	$ (0.01)	$ (0.18)	$ (0.01)	$ (0.45)

The fair value of the common stock options granted during 2003 and 2002, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

	2003	2002

Expected dividend yield	-	-
Expected price volatility	131%-151%	131%-151%
Risk-free interest rate	3% to 5.5%	3% to 5.5%
Expected life of options	5 years	5 years

Reclassifications

We reclassified certain prior period amounts in the accompanying consolidated financial statements to conform to the current period’s presentation. These reclassifications had no effect on the results of operations of financial position for any period presented.

Contractual Obligations

We did not have any contractual obligations at September 30, 2003.

Internal and External Sources of Liquidity

We have funded our operations principally through the subscription of shares of common stock and through issuing shares for debt.

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

Page - 20

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter of the fiscal year covered by this report, no legal proceeding involving Brek or its assets, to the best of Brek’s knowledge, became a reportable event and there have been no material developments in any legal proceedings previously reported by Brek with the exception of the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Brek did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Brek did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Brek. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Page - 21

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5. Other Information

During the quarter of the fiscal year covered by this report, Brek reported all information that was required to be disclosed in a report in the form of a Form 8-K, except for the following:

Item 2.06 - Material Impairments

In February 2003, it was determined that a note receivable from Transworld Payment Solutions N.V. in the amount of $1,901,107 was impaired due to Transworld commencing a legal action against a subsidiary of Brek in which Transworld claimed that First Ecom Systems Limited had promised to develop and supply them with certain software. Impairment charges were taken at December 31, 2002.

Item 2.06 - Material Impairments

Based on a reserve study completed during the first quarter February 2005, it was determined that a $16,634,187 impairment charge needed to be taken against the oil and gas properties at December 31, 2002.

Item 6. Exhibits

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

Page - 22

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

Page - 23

Exhibit 31

Page - 24

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

Page - 25

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

Page - 26

Exhibit 32

Page - 27

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, President and Chief Executive Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Executive Officer

October 31, 2005

Page - 28

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, Chief Financial Officer of Brek Energy, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

October 31, 2005

Page - 29