Form 10KSB
period 2003-12-31
BREK ENERGY CORP
filed 2005-11-21
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________

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

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [ X ] No

State issuer’s revenues for its most recent fiscal year.  $ 22,077

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,100,207 as of December 31, 2003 ($0.05 close)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 31, 2003
shares of common stock - $0.001 par value	28,713,630

Documents incorporated by reference: Exhibit 3.1 (Amended and Restated Articles of Incorporation) filed on May 14, 2002 as an Exhibit to Brek’s Form 10-K/A (Annual Report); Exhibit 3.2 (By-laws) filed on October 21, 1999 as an Exhibit to Brek’s Form 10 (Registration Statement); Exhibit 4.1 (1999 Employee Stock Option / Warrant Plan) filed on September 11, 2000 as an Exhibit to Brek’s Form S-8 (Registration Statement); Exhibit 4.2 (Rights Agreement) filed on March 6, 2002 as an Exhibit to Brek’s Form 8-K (Current Report); Exhibit 4.3 (2001 Employee Stock Option / Warrant Plan) filed on July 10, 2002 as an Exhibit to Brek’s Form S-8 (Registration Statement); Exhibit 10.1 (Stock Purchase Agreement) filed on March 29, 2000 as an Exhibit to Brek’s Form 10-KSB (Annual Report); Exhibit 10.2 (Stock Purchase Agreement) filed on September 18, 2002 as an attached Exhibit to Brek’s Form 10-K/A (Annual Report); Exhibit 10.3 (Purchase Agreement) filed on July 31, 2002 as an Exhibit to Brek’s Form 8-K (Current Report); Exhibit 10.4 (Share Purchase Agreement) filed on November 21, 2005 as an Exhibit to Brek’s Form 10-KSB (2002 - Annual Report); and Exhibit 10.5 (License Agreements) filed on November 21, 2005 as an Exhibit to Brek’s Form 10-KSB (2002 - Annual Report).

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

Brek is also the majority owner of Vallenar Energy Corp., an oil and gas company with a strategy of structuring and developing an economically viable enhanced oil recovery project in Texas. See “Item 2. Description of Property” below for more information.

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

Brek primarily produces natural gas, and also produces condensate (oil). During the fiscal year ended December 31, 2003, Brek produced 5,628.03 Mcf of natural gas. Brek sells its product to purchasers in the geographic area of the properties. Natural gas, after processing, is distributed through pipelines. Brek recognizes revenue from the sale of natural gas when it reaches the customer’s point of purchase in the gas transmission system. The amount Brek recognizes for each well will be based on the percentage of Brek’s net revenue interest in the well, and the remainder will be allocated to other persons holding a net revenue interest.

Page - 3

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

The availability of a ready market for any natural gas or oil produced by Brek depends on numerous factors beyond the control of management, including but not limited to, the extent of domestic production and imports of oil, the proximity and capacity of natural gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of natural gas and oil production, and federal regulation of natural gas sold in interstate commerce. Natural gas and oil produced by Brek or its operator in Utah will be sold to various purchasers who service the areas where Brek’s wells are located. During the fiscal year ended December 31, 2003, Brek’s wells were not subject to any agreements that prevented Brek from either selling its production on the spot market or committing such gas to a long-term contract; however, there can be no assurance that Brek will have ready access to suitable markets for its future natural gas and oil production.

The marketability of Brek’s natural gas is not expected to pose a problem for Brek. Natural gas can be easily sold wherever it may be produced in the States that Brek operates subject to the transportation cost. However, if and when Brek starts producing natural gas it could be difficult to sell since transportation requires a pipeline. In the areas that Brek is presently pursuing new drilling activity for natural gas, other companies have been delayed up to a year because of the unavailability of a pipeline. No assurance can be given that natural gas wells drilled by Brek or its operator will be placed on line within a year after the well is drilled and completed.

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

Page - 4

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

Page - 5

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

Dependence on One or a Few Major Customers

Brek does not independently market its production: it depends entirely upon the operators of its wells to market and sell all of its production. As Brek does not yet rely upon the revenue from its production, an operator’s refusal to market and sell the production on Brek’s behalf would not have a material adverse affect on its business, except to the extent that Brek does not have storage facilities and would be obligated to take delivery of its production. Brek’s management does not believe that any of its operators is likely to refuse to market and sell its production.

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

Estimate of Research and Development Costs

Brek did not perform any research activities in the past two fiscal years ended 2003 and 2002. Brek spent $306,485 and $529,906 on exploration and development activities during the two fiscal years ended 2003 and 2002 respectively. Also, Brek did not spend any funds on geological and economical evaluations of its properties during the same time period.

Number of Total Employees and Number of Full Time Employees

As of December 31, 2003, Brek had no employees.

RISK FACTORS

Brek is in the early stages of development and an investment in Brek’s business involves a high degree of risk. You should consider each of the following risk factors and the other information in this Annual Report, including Brek’s financial statements and the related notes, in evaluating Brek’s business and prospects. The risks and uncertainties described below are not the only ones that impact on Brek’s business. Additional risks and uncertainties not presently known to Brek or that Brek currently considers immaterial may also impair its business operations. If any of the following risks actually occur, Brek’s business and financial results could be harmed. In that case, the trading price of Brek’s shares of common stock could decline.

Page - 6

Risks associated with Brek’s business and properties:

1.  Brek is in the early stages of development and may not be able to continue as a going concern and may not be able to raise additional financing.

Brek has a working capital deficiency and has accumulated losses since inception. These factors raise substantial doubt about Brek’s ability to continue as a going concern These consolidated financial statements have been prepared on a going concern basis, which implies that Brek will continue to realize its assets and discharge its liabilities in the normal course of business. Brek has never paid any dividends and is unlikely to pay dividends. There is no guarantee that Brek will be able to raise any equity financing or generate profitable operations. As of December 31, 2003, Brek had a working capital deficit of $1,550,128 and had accumulated losses of $61,342,202 since its inception. These factors raise substantial doubt regarding Brek’s ability to continue as a going concern.

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

Brek has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from its business operations. As of December 31, 2003, Brek’s accumulated net losses since inception on September 16, 1998 were $61,342,202. Based upon its plan of operations for 2004, Brek expects to incur $4,300 per month in operating losses for the next 18 months. This will happen because there are expenses associated with the proposed natural gas and oil exploration programs on its properties. See “Management Discussion and Analysis” on page 22 for more details.

Brek cannot guaranty that it will be successful in generating revenues in the future or that it will be able to raise any working capital for operating funds. Failure to generate revenues or raise any financing may cause Brek to suspend or cease operations.

Brek’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to generate revenues from its planned business operations and to reduce development costs. Without the generation of any revenues or any capital being raised in an equity or debt financing, Brek will run out of operating funds within one month.

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

Page - 7

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

Brek’s current operating funds are less than necessary to complete Brek’s proposed oil & gas exploration programs, and therefore Brek will need to obtain additional financing in order to complete each of the proposed oil & gas exploration programs. As of December 31, 2003, Brek had cash in the amount of $2,318. In 2003, Brek had limited operations and had no income. Brek’s natural gas and oil exploration programs call for significant expenses in connection with the exploration of the respective natural gas and oil properties. As of December 31, 2003, Brek did not have sufficient funds to maintain its interest in its natural gas and oil properties. Brek will need to raise additional capital to participate in all of its current exploration programs on the natural gas and oil properties.

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

Page - 8

7.  As a result of substantially all of Brek’s producing properties are located in the Rocky Mountains, Brek is vulnerable to certain risks associated with primarily operating in one geographical area.

All of Brek’s production is currently located in, and all of its future production is anticipated to be located in, the Rocky Mountain Region of the United States. The natural gas prices that Brek and other companies in the Rocky Mountain region have received and are currently receiving are at a discount to natural gas prices in other parts of the United States. Factors that can cause price volatility for natural gas and crude oil within this region are:

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

Page - 9

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

Page - 10

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

Page - 11

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

As of December 31, 2003, 28,713,630 shares of common stock were issued and outstanding, of which 13,267,976 shares were freely tradeable and 13,292,061 shares were, to the best of Brek’s knowledge, subject to Rule 144. The remaining 2,153,593 shares of common stock were restricted from trading. As of December 31, 2003, 1,843,682 share purchase warrants exercisable into one share of common stock each were outstanding; and 1,580,000 stock options, exercisable into one share of common stock each, were outstanding. An additional 3,320,000 stock options could be granted under Brek’s 2001 Stock Option Plan. At December 31, 2003, if all the share purchase warrants and all the granted options were exercised, the number of issued and outstanding shares of common stock would increase by 3,423,682 shares to 32,137,312 shares of common stock.

19.  A change of control of Brek can be delayed, impeded or effected by the directors and management, who collectively own 12.89% of the outstanding shares or by the implementation of Brek’s rights agreement by the board of directors.

As of December 31, 2003, Brek’s directors and management owned an aggregate of 3,701,173 shares of common stock and as a result had the ability to influence the vote for a change of voting control of Brek or the vote to approve or reject any offer for the purchase and sale of Brek’s assets.

Also, upon the happening of certain events, the board of directors could vote to implement Brek’s rights agreement, which would delay, impede or effect a change in control of Brek or could impede a merger, consolidation, takeover or other business combination involving Brek or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Brek. See “Dividends” on page 18 and Exhibit 4.2 - Rights Agreement for more details

20.  Brek may not be able to attract and retain qualified personnel necessary for the implementation of its plan of operations and exploration programs.

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

Page - 12

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

These additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Brek’s shares of common stock, which could severely limit their market price and liquidity of its shares of common stock. This could prevent you from reselling your shares and may cause the price of the shares to decline. See “Penny Stock rules” on page 21 for more details.

Item 2. Description of Property.

Corporate Headquarters

As of December 31, 2003, Brek operated from its principal executive office at c/o 7th Floor, Allied Kajima Building, 138 Gloucester Road, Wanchai, Hong Kong. Brek’s office telephone number was 011-852-2528-1267. The office space was provided to Brek by Ian Robinson on a rent-free basis. There was no written agreement in existence for this rental arrangement.

Property

A.	Petroleum and Natural Gas Properties

Riverbend Project, Utah

As of December 31, 2003, the Riverbend Project comprised approximately 113,681 gross acres in the Uinta Basin of northeastern Utah, of which Brek hold interests in approximately 13,611 net acres as of December 31, 2003. Brek can also earn interests in additional acreage in this area under farm-out and other agreements. The amount of additional acreage changes from time to time as Brek’s leasehold interests change. Brek’s engineering and geologic focus is concentrated on three tight-sand formations in the Uinta basin: the Wasatch, Mesaverde and Blackhawk formations.

Greater Green River Basin Project, Wyoming

As of December 31, 2003, Brek had a leasehold interest in approximately 110,743 gross acres and 21,759 net acres in this area. Brek held a non-operated interest in one non-producing well in this area and a non-operated interest in one producing well in this area. Brek was considering additional options for this area such as the farm-out of some of its acreage and other similar type transactions.

Page - 13

Crocker Canyon Prospect, California

As of December 31, 2003, Brek had a leasehold interest in approximately 3,868 gross acres and 802 net acres in Kern and San Luis Obispo Counties of Southern California. Brek had no drilling or development plans for this acreage during 2003 and planned to continue paying leasehold rentals and other minimum geological expenses to preserve Brek’s acreage positions on these prospects.

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

B.	Oil and Gas Operations

Brek did not participate in any drilling programs during 2003.

C.	Volumes, Prices and Operating Expenses

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with Brek’s sales of natural gas for the periods indicated. Brek had no sales of natural gas production prior to its fiscal year ended December 31, 2002.

	For the Years Ended December 31
	2003	2002	2001
Natural gas production (Mcf)	5,628	n/a	n/a
Average sales price per Mcf	$3.95	n/a	n/a
Oil production (Bbl)	25.14	n/a	n/a
Average sales price per Bbl	$32.78	n/a	n/a
Expenses per Mcf:
Lease Operating	nil	n/a	n/a
General and administrative	$51.01	n/a	n/a
Depletion and impairment	nil	n/a	n/a

D.	Development, Exploration and Acquisition Capital Expenditures

During the year ended December 31, 2003, Brek spent $306,485 in development and exploration activities, including property acquisition costs. During the year ended December 31, 2002, Brek spent $2,032,860 in development and exploration activities, including property acquisition costs net of impairment charges of $16,634,187. As of December 31, 2003, Brek held a 25% working interest in 228,292 gross acres and 36,172 net acres located in Utah, Wyoming and California. Brek also owns a 51.53% interest in 51,194 gross acres and 8,865 net acres located in Edwards County, Texas.

Page - 14

The following table presents information regarding Brek’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	For the Years Ended December 31
	2003	2002	2001
Property Acquisition Costs:
Unproved	$18,137,138	$18,137,141	nil
Proved	nil	nil	nil
Exploration and Development Costs:	$836,394	$529,906	nil
Impairment Charges:	($16,634,187)	($16,634,187)	nil

Total	$2,339,345	$2,032,860	nil

E.	Productive Wells and Acreage

As of December 31, 2003, Brek had two producing gas wells and one shut-in gas well on its properties. Productive wells are producing wells and wells capable of production. Shut-in wells are wells that are capable of production but are currently not producing. Gross wells are the total number of wells in which the Company has an interest. Net wells are the sum of Brek’s fractional interests owned in the gross wells.

F.	Undeveloped Acreage

The following table sets forth the undeveloped and developed leasehold acreage, by area, held by Brek as of December 31, 2003. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which Brek has a working interest. Net acres are the sum of Brek’s fractional interests owned in the gross acres. The table does not include acreage that Brek has a contractual right to acquire or to earn through drilling projects, or any other acreage for which Brek has not yet received leasehold assignments. In certain leases, Brek’s ownership is not the same for all depths; therefore, the net acres in these leases are calculated using the greatest ownership interest at any depth. Generally this greater interest represents Brek’s ownership in the primary objective formation.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net
Utah	113,681	13,611	nil	nil
Wyoming	110,743	21,759	nil	nil
California	3,868	802	nil	nil
Texas	51,194	8,865	nil	nil

Total Acres	279,486	45,037	nil	nil

G.	Drilling Activity

The following table sets forth Brek’s drilling activity during the years ended December 31, 2003 and December 31, 2002. Brek had no drilling activity during the fiscal year ended December 31, 2001.

In the table, “gross” refers to the total wells in which Brek has a working interest, and “net” refers to gross wells multiplied by Brek’s working interest. A productive well is an exploratory or a development well that is not a dry well.

	2003		2002
	Gross	Net	Gross	Net
Exploratory Wells
Productive	0.0	0.0	3.0	0.3
Dry	0.0	0.0	0.0	0.0

Total Wells	0.0	0.0	3.0	0.3

Page - 15

Development Wells
Productive	0.0	0.0	0.0	0.0
Dry	0.0	0.0	0.0	0.0

Total Wells	0.0	0.0	0.0	0.0

Page - 16

H.	Present Activity

During the year ended December 31, 2003, Brek participated in three exploratory wells, two of which were located in the Greater Green River Basin acreage in Wyoming and one within the Riverbend Project in Utah.  Overall, Brek had an 8.6% net revenue interest, or net 0.26 wells. All three of these wells were completed and produced natural gas in the first quarter of 2003.  One of the Wyoming wells was eventually shut-in.

I.	Delivery Commitments

Brek Energy is not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements.

Item 3. Legal Proceedings.

As of December 31, 2003, Brek was not a party to any pending legal proceedings and, to the best of Brek’s knowledge, none of Brek’s property or assets were the subject of any pending legal proceedings, except for the following:

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

As of December 31, 2003, Brek and Vallenar Energy Corp., to the best of management’s knowledge, were no longer under investigation by the British Columbia Securities Commission. On April 1, 2003, the British Columbia Securities Commission withdrew the notice of hearing and has not, to the best of management’s knowledge, issued any further notices or orders against Brek or its officers or directors.

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

Page - 17

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

On March 1, 2004, the parties reached a settlement and entered into a Settlement Agreement and Release whereby Brek Petroleum Inc. agreed to pay Burlington a total of $691,874 in 12 equal monthly payments. The total of the settlement comprised the original amount claimed for damages, Burlington’s legal fees of $3,278, and court-imposed interest. On July 14, 2005, Brek Petroleum Inc. delivered the twelfth and final monthly payment to Burlington.
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

The table below gives the high and low closing prices for each fiscal quarter for the 2002 fiscal year.

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

The table below gives the high and low closing bid information for the one fiscal quarter during the 2002 fiscal year for when Brek was quoted on the NASD OTC Bulletin Board. The bid information was obtained from Pink Sheets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
31 December 2003	$0.07	$0.03	Pink Sheets LLC
30 September 2003	$0.05	$0.03	Pink Sheets LLC
30 June 2003	$0.23	$0.10	Pink Sheets LLC
31 March 2003	$0.24	$0.17	Pink Sheets LLC
31 December 2002	$0.65	$0.20	Pink Sheets LLC
30 September 2002	n/a	n/a	n/a
30 June 2002	n/a	n/a	n/a
31 March 2002	n/a	n/a	n/a

Page - 18

(b) Holders of Record

As of December 31, 2003, there were approximately 176 holders of record of Brek’s shares of common stock.

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

Page - 19

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

On July 15, 2002, Brek also granted options to officers to purchase up to 50,000 shares of Brek’s common stock at a price of $0.55 per share. The options vested at 25% every 6 months and expire 3 months after termination of employment. These options expired during the first quarter of 2003.

Page - 20

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

April 14, 2003 - $0.18 Shares for Debt Offering

On March 20, 2003, the board of directors approved a debt offering at a settlement price of $0.18 per share. The settlement price was arbitrarily set by Brek and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted shares of common stock issued in this debt settlement were issued for investment purposes in a “private transaction”.

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

Page - 21

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following is a discussion and analysis of the consolidated financial condition and results of operations of Brek Energy Corporation for the fiscal years ended December 31, 2003 and 2002. You should read the following in conjunction with the consolidated financial statements and related notes appearing elsewhere herein.

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

Principal Activities

During the first quarter of 2003 we began operating as an oil and gas company and ceased to be a development stage company.

Since inception we have had recurring operating losses and at December 31, 2003 we had a working capital deficit of $1,550,128. Due to these factors, we have prepared the consolidated financial statements on a going concern basis. We believe that our cash and cash equivalents as of December 31, 2003, are not sufficient to satisfy our working capital needs and that we must raise funds through private loans, issuance of shares for debt or the private placement of our common shares in order to satisfy our operational and working capital requirements for the foreseeable future.

As of the date of this filing, we have participated in the drilling or re-completion of eleven wells and have ten producing wells in which we have net revenue interests of between 8% and 20%. One well, an earning well drilled by Burlington in 2002, generated some revenue for two years but is now shut in. We are still paying for work on one well that was completed during the summer of 2005. We believe that this work will increase the production in the well, with a corresponding increase in revenue.

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

We did not consent to the drilling of twenty wells proposed by Gasco. As a result of our non-consent, Gasco has drilled or will drill the wells bearing 100% of the costs and is entitled to all of the revenue generated from the sale of oil and gas until they have recovered 300% of their drilling costs, 150% of the costs of newly acquired equipment in the well, and 100% of the operating costs and the costs of any newly acquired surface equipment beyond the wellhead connections, at which time we are entitled to our percentage of the revenue. The average cost of these non-consent wells is approximately $3.5 million, so we do not expect to see any revenue from them for some time, if ever. We have not, however, forfeited any leasehold interests and can participate in future drilling that is proposed for other locations on the same leases

Page - 22

RESULTS OF OPERATIONS

Revenues

Oil and gas revenues from our Wyoming oil and gas properties were $22,077 for the year ended December 31, 2003. We did not have any oil or gas revenues during the year ended December 31, 2002. We do not expect a significant or any increase in our oil and gas revenues from our two producing wells, as the wells produce only moderate amounts of oil and gas. We drilled them to earn additional acreage.

Due to our disposal of First Ecom Systems Limited on September 30, 2002, all revenue from the electronic systems payment processing business were reclassified to discontinued operations at December 31, 2002.

Operating Expenses

Our operating expenses decreased by $21,929,272 or 99%, from $22,216,412 for the year ended December 31, 2002, to $287,140 for the year ended December 31, 2003. The decrease was primarily due to decreases of $18,543,307 in charges for impairment of certain long-lived assets, and $3,385,965 in general and administrative expenses. Our general and administrative expenses declined because we closed down most of our operations in Hong Kong and laid off all of our staff. We did not have any impairment charges during the year ended December 31, 2003. Impairment charges incurred during the year ended December 31, 2002 were primarily related to an impairment of $1,901,106 on the installment note receivable and an impairment of $16,634,187 on the oil and gas properties. We expect our administrative costs to increase as we increase our investing and financing activities.

Other Items

Interest income decreased to $6,572 during the year ended December 31, 2003 as compared to $40,593 during the year ended December 31, 2002. This decrease was due to a decrease in the average cash balances in the bank accounts during the year ended December 31, 2003 as compared to the year ended December 31, 2002.

Other income was $3,926 at December 31, 2003 as compared to $nil at December 31, 2002.

Deferred Tax Assets

We recorded a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. If in the future we determine that we can realize our deferred tax assets in excess of their recorded amount, we will adjust the deferred tax assets accordingly, which will increase income in the period the determination is made. Likewise, if we determine that we will not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period the determination is made.

Liquidity and Capital Resources

We had cash of $2,318 and a working capital deficit of $1,550,128 at December 31, 2003. During the year ended December 31, 2003, cash of $255,002 was provided by operating activities primarily from the minority interest of $7,314, a decrease in other prepaid expenses and deposits of $32,447, an increase in accounts payable and accrued liabilities of $365,058 and an increase in amounts due to related parties of $117,212 offset by a net loss for the year of $261,879 and an increase in accounts receivable and accrued accounts receivable of $5,150.

Of the $255,002 in cash provided by operations, we invested $306,485 in our oil and gas properties and financed an additional $50,000 through the issuance of common shares.

During the year ended December 31, 2003, we issued 1,875,817 shares to settle $337,647 in debt. Of this amount, $271,972 settled debt to related parties.

Our working capital deficit increased by $173,403 due to a decrease in current assets of $28,780 and an increase in current liabilities of $144,623. We have accumulated a deficit of $61,342,202 since inception and have stockholders equity of $723,875.

We had no contingencies or long-term commitments at December 31, 2003, except for the Transworld and Burlington litigation which is disclosed in the commitments and contingencies note to our December 31, 2003 consolidated financial statements, appearing elsewhere herein.

Page - 23

Plan of Operation for the Twelve Months from the date of this Filing

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

Critical Accounting Policies

Principles of Consolidation

Our consolidated financial statements include those of our subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

Our financial statements are based on a number of significant estimates, including the estimates of the oil and gas reserve quantities that are the basis for the calculation of depletion and impairment of oil and gas properties.

Page - 24

Revenue Recognition

We recognize oil and gas revenue as income when the oil or gas is produced and sold.

Long-Lived Assets

We periodically evaluate our unproved properties for the possibility of potential impairment. At December 31, 2002, we recorded impairments of our oil and gas properties of $16,634,187, of our note receivable of $1,901,106, and of our fixed assets of $8,014. At December 31, 2003 our only long-lived asset was our oil and gas properties. At December 31, 2003, we determined that the oil and gas properties reflect their fair value and did not recognize an impairment loss.

Oil and Gas Properties

We follow the full-cost method of accounting whereby we capitalize all costs related to the acquisition of oil and gas leases and acquisition and development of oil and gas properties into a single cost center (“full-cost pool”). These costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. We generally credit proceeds from property sales to the full-cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full-cost pool.

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

Under the full-cost method of accounting, capitalized oil and gas property costs, less accumulated depletion and net of deferred income taxes, may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. If capitalized costs exceed this ceiling, we recognize impairment. We compute the present value of estimated future net revenues by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. Our oil and gas wells began producing during the first quarter of 2003, but we recorded no depletion during the year ended December 31, 2003, because at December 31, 2002, our oil and gas properties were either written down to a nominal value or written down to their net present value, based on a December 31, 2004, reserves study.

Stock-based Compensation

We account for our stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to our employees and directors. Accordingly, no compensation cost has been recognized for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, our net loss and net loss per share for the years ended December 31, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	For the Year Ended	For the Year Ended
	December 31, 2003	December 31, 2002
Net loss attributable to common shareholders:

As reported	$(261,879)	$(27,243,917)
Stock-based employee compensation
determined under the fair value
based method	(490)	(523,950)
Pro forma	$(262,369)	$(27,767,867)
Net loss per common share:

As reported	$(0.01)	$(1.16)
Pro forma	$(0.01)	$(1.19)

The fair value of the common stock options granted during the years ended December 31, 2003 and 2002, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions:

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

As applied to companies like Brek that have adopted full-cost accounting for oil and gas activities, we understand that this interpretation of SFAS 141 and 142 would only affect our balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001, and our unproved oil and gas leaseholds. Our results of operations would not be affected, since these leasehold costs would continue to be amortized in accordance with full-cost accounting rules. At December 31, 2003, we had undeveloped leaseholds of approximately $2.34 million, which would be classified on the balance sheets as “intangible undeveloped leaseholds” if we applied the interpretation currently being deliberated. This classification would require that we make the disclosures set forth under SFAS 142 related to these interests. Our current disclosures are those required by SFAS 69.

We will continue to classify our oil and gas leaseholds as tangible oil and gas properties until further guidance is provided. Although most of our oil and gas property interests are held under oil and gas leases, we do not expect that this interpretation, if adopted, would have a material impact on our financial condition or results of operations.

Page - 25

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the results of operations of financial position for any year or period presented.

Contractual Obligations

We did not have any contractual obligations at December 31, 2003.

Internal and External Sources of Liquidity

We have funded our operations principally through issuance of shares for debt and the private placement of shares.

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

Item 7. Financial Statements

See audited financial statements for the period ended December 31, 2003 and 2002 attached as Exhibit A to this Form 10-KSB.

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

Page - 26

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

Item 8A.     Controls and Procedures.

Brek maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Brek’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Brek’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, Brek’s Chief Executive Officer and Chief Financial Officer believe Brek’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by Brek in this report is accumulated and communicated to Brek’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, Brek’s chief executive officer and chief financial officer concluded that Brek’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

Page - 27

Brek’s and its subsidiaries’ management teams as of December 31, 2003 are listed below.

Management Teams
	Brek Energy Corporation (1)	Brek Petroleum Inc.	Brek Petroleum (California), Inc.	Vallenar Energy Corp.
Gregory Pek	Director	n/a	n/a	Director
Ian Robinson	Director	n/a	n/a	n/a
Jim Pratt	Director	n/a	n/a	n/a
Ravi Daswani	Director	n/a	n/a	n/a
Michael L. Nazmack	Director	n/a	n/a	n/a
Kenneth Telford (1)	Chief Financial Officer	Director, President, Treasurer, and Secretary	Director, CEO, Chief Financial Officer, and Secretary	Director, Vice-President, Treasurer and Secretary
(1) Kenneth Telford held all these positions until his resignation on October 31, 2003 from each office and directorship. As of December 31, 2003, no one had been appointed to fill these offices or elected to the board of directors of these subsidiaries.

Gregory Pek - Mr. Pek (49 years old) has been a director of Brek since March 1999. Mr. Pek was a co-founder of Brek and was the president and chief executive officer of Brek from March 1999 until June 2000. Mr. Pek was the chairman of the board of Brek from June 2000 until November 2000. Mr. Pek was the president and co-chief executive officer of Brek from October 2000 until August 2001. From August 2001 until October 2002, Mr. Pek was the chief executive officer of Brek. Finally, from November 2003 until January 2005, Mr. Pek was the chief financial officer of Brek. Since December 2002, Mr. Pek has been a director and officer of Global Financial Network Limited, a private Hong Kong company. From 1994 to 1999, Mr. Pek was an executive officer of both David Resources Company Limited, a petroleum and wine trading company, and Kong Tai International Holdings Company Limited, a real property investment company. From September 1998 to February 1999, Mr. Pek was a director of Singapore Hong Kong Properties Investment Limited, another real property investment company. Mr. Pek obtained a Bachelor of Commerce from the University of British Columbia in 1978. In 1981, Mr. Pek received his chartered accountant designation after articling with Clarkson Gordon.

Ian Robinson - Mr. Robinson (65) has been a director of Brek since April 2001. Since 1995, Mr. Robinson has been the owner and managing director of Robinson Management Limited, a business consulting firm. In 1962, Mr. Robinson received his CPA designation from the Institute of Chartered Accountants of Australia.

Jim Pratt - Mr. Pratt (55) has been a director of Brek since June 2000. In the past five years, Mr. Pratt served as the CEO of Peoples Phone in Hong Kong and is currently the Managing Director of Asia Wireless, a Division of Telstra On Air, Telstra Corporation of Australia. Mr. Pratt oversees all of Telstra Group’s wireless operations and is responsible for their various investments throughout the Asia Pacific Region. Mr. Pratt has more than thirty years international management experience in the Asia-Pacific telecommunications industry. Also, Mr. Pratt currently represents Singtel Optus Limited as the chairman of the GSM Association. Mr. Pratt is also an executive director of GlobeTrac Inc., a NASDAQ-quoted company.

Ravi Daswani - Mr. Daswani (37) has been a director of Brek since March 1999. Mr. Daswani was Chief Operating Officer of Brek from March 3, 1999 until August 31, 2001 and co-Chief Executive Officer from October 16, 2000 to August 31, 2001 when he retired to pursue other business interests. From December 1997 to February 1999 Mr. Daswani was the managing director and co-owner of Asia Internet Limited, a Hong Kong Internet service provider. For more than three years before December 1997, Mr. Daswani was the managing director of a wholesale and retail apparel business called Daswani S.A., a Panamanian company.

Michael L. Nazmack - Mr. Nazmack (54) has been a director of Brek since March 31, 2003. Mr. Nazmack, a graduate of Penn State University with degrees in Mechanical and Civil and Structural Engineering, was granted his Professional Engineer's Certificate from the states of California and Alaska in 1979. From 1977 until 1984 he worked for Santa Fe International Corporation on a number of oil and gas related projects and was the Project Engineer for the North Slope of Alaska's oil field development, responsible for the planning, engineering and construction of over one billion dollars worth of oil and gas pipelines. From 1986 to 2003, Mr. Nazmack was the president of Longstown Development Corporation, a developer of 300 retirement condominium units. From 1993 to 2002, Mr. Nazmack was also the vice-president York Condominium Constructors, Inc., which built another 300 retirement condominium units. For both these projects, Mr. Nazmack designed the units and the site layout, did the construction surveying, personally handled the permitting, sales, and the business, legal, and engineering matters on a daily basis. From February 1997 to May 2005, Mr. Nazmack was the Chairman of the board of York Industries, Inc. Mr. Nazmack was responsible for executive decisions such as purchasing of new machinery and computers and deciding to build a new facility. Once the decision was made Mr. Nazmack was responsible for the design and managed the construction of the new 60,000 square foot factory building, which York Condominium Constructors, Inc. built in 2001.

Page - 28

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

(e) Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Brek is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following. Gregory M. Pek, Ian Robinson, Michael L. Nazmack, James Pratt, Ravi Daswani, Kenneth Telford, and Richard N. Jeffs, all failed to file a Form 5 or to provide Brek with a written representation that a Form 5 was not required.

(f) Audit Committee Financial Expert

Brek has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of Brek’s limited operations, management believes the services of a financial expert are not warranted.

(g) Identification of Audit Committee

During the fiscal year ended December 31, 2003, the Audit Committee consisted of Ian Robinson and James Pratt. The Audit Committee was responsible for (i) reviewing the scope of and the fees for the annual audit, (ii) reviewing with the independent auditors the corporate accounting practices and policies, (iii) reviewing with the independent auditors their final report, and (iv) being available to the independent auditors during the year for consultation purposes. Each of the members of the Audit Committee was independent within the meaning of Rule 4200(a)(15) of the NASD listing standards.

As of December 31, 2003, Brek did not have a written audit committee charter or similar document.

(h) Code of Ethics

As of December 31, 2003, Brek had not adopted a code of ethics. The board of directors decided not to adopt a code of ethics at that time as Brek had minimal operations, had no employees or management, and the board of directors was managing Brek’s minimal operations.

Page - 29

Item 10. Executive Compensation.

Brek has paid $116,484 in compensation to its named executive officers during its 2003 fiscal year.

summary compensation table

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
Gregory Pek CEO / President Mar 1999 - Oct 2000 Aug 2001 - Oct 2002 Co-CEO / President Oct 2000 - Aug 2001	2001 2002 2003	218,710 189,286 [1] 65,575	107,097 nil nil	15,484 [2] 27,871 [2] nil	nil nil nil	75,000 [3] 25,000 [19] nil	nil nil nil	nil 70,000 [4] 50,000 [14]
Kenneth Telford CFO July 2000 - Oct 2003	2001 2002 2003	259,994 297,806 [5] 50,909	117,419 34,000 [6] nil	13,005 [2] 17,209 [2] 7,742 [2]	nil nil nil	200,000 [7] 50,000 [19] nil	nil nil nil	nil nil 50,000 [15]
Ravi Daswani COO Mar 1999 - Aug 2001 Co-CEO Oct 2000 - Aug 2001	2001 2002 2003	154,839 n/a [8] n/a	109,677 34,000 [8] n/a	4,473 [2] n/a n/a	nil n/a n/a	75,000 [3] n/a n/a	nil n/a n/a	nil nil [9] 5,160 [16]
Ian Robinson Chairman Jan 2001 - present	2001 2002 2003	15,500 40,500 [10] nil [17]	64,516 34,000 [11] nil	nil nil nil	nil nil nil	75,000 [12] 25,000 [19] nil	nil nil nil	nil nil 13,500 [18]
Richard N. Jeffs CEO / President Oct 2002- Nov 2002	2001 2002 2003	n/a nil n/a	n/a nil n/a	n/a nil n/a	n/a nil n/a	n/a nil n/a	n/a nil n/a	n/a nil [13] n/a
[1] Gregory Pek accrued $159,038 in additional salary in the fiscal year ended December 31, 2002.
[2] Other annual compensation consisted of housing expense, directors fees, and employer contributions to the mandatory provident fund in Hong Kong, which is a similar program to Social Security in the United States.
[3] On October 31, 2001, these 75,000 stock options, exercisable at $0.40 per stock option, were issued in consideration of the return and cancellation of 150,000 stock options exercisable at $5.05 per stock option and 50,000 stock options exercisable at $7.65 per stock option. The fair market value of Brek’s shares of common stock at the time of the grant of the new options was $5.91 per share.
[4] On September 10, 2002, Gregory Pek received 100,000 shares of common stock as severance valued at $70,000. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.72 per share.
[5] Kenneth Telford accrued $54,000 in additional salary in the fiscal year ended December 31, 2002.
[6] Kenneth Telford received 50,000 shares of common stock in payment of a bonus accrued during 2001 in the amount of $34,000. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.68 per share.
[7] On October 31, 2001, these 200,000 stock options, exercisable at $0.40 per stock option, were issued in consideration of the return and cancellation of 100,000 stock options exercisable at $5.05 per stock option and 50,000 warrants exercisable at $1.25 per warrant. The fair market value of Brek’s shares of common stock at the time of the grant of the new options was $0.41 per share.
[8] Ravi Daswani was not an executive office during the fiscal years ended December 31, 2002 and December 31, 2003. However, Mr. Daswani received 50,000 shares of common stock as a bonus payment in lieu of an accrued bonus from 2001 in the amount of $34,000. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.68 per share.
[9] Ravi Daswani accrued $10,320 in directors’ fees for the fiscal year ended December 31, 2002.
[10] Ian Robinson accrued $13,500 in additional salary for the fiscal year ended December 31, 2002.
[11] Ian Robinson received 50,000 shares of common stock in payment of salary accrued during 2001 in the amount of $34,000. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.68 per share.
[12] On October 31, 2001, these 75,000 stock options, exercisable at $0.40 per stock option, were issued in consideration of the return and cancellation of 50,000 stock options exercisable at $5.05 per stock option and 50,000 warrants exercisable at $1.25 per warrant. The fair market value of Brek’s shares of common stock at the time of the grant of the new options was $0.41 per share.
[13] Richard N. Jeffs was owed $24,000 for consulting fees at December 31, 2002.
[14] On April 14, 2003, Gregory Pek received 277,778 shares of common stock as settlement for $50,000 debt at a settlement price of $0.18 per share. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.21 per share.
[15] On April 14, 2003, Kenneth Telford received 277,778 shares of common stock as settlement for $50,000 debt at a settlement price of $0.18 per share. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.21 per share.
[16] On April 14, 2003, Ravi Daswani received 28,667 shares of common stock as settlement for $5,160 debt at a settlement price of $0.18 per share. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.21 per share. The debt represented half of the accrued directors’ fees set out in footnote #9 above.
[17] Ian Robinson accrued $12,000 in additional salary for the fiscal year ended December 31, 2003.
[18] On April 14, 2003, Ian Robinson received 75,000 shares of common stock as settlement for $13,500 debt at a settlement price of $0.18 per share. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.21 per share. The debt represented the accrued directors’ fees set out in footnote #10 above.
[19] On July 15, 2002, Brek granted these stock options to the named executive officer. The fair market value of Brek’s shares of common stock at the time of the granting of these stock options was $0.73 per share.

Page - 30

Grant of Stock Options

During the fiscal year ended December 31, 2003, Brek did not grant any stock options or stock appreciation rights.

Existing Stock Options

No stock options or stock appreciation rights were exercised by any named executive officers during the fiscal year ended December 31, 2003.

Existing stock options in the hands of named executive officers and senior management as of December 31, 2003, were as follows:

Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options/SARs at FY-end (#)		Value of unexercised in-the-money options/SARs at FY-end ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gregory Pek	0	nil	100,000	0	0	0
Ian Robinson	0	nil	100,000	0	0	0
Kenneth Telford	0	nil	250,000	0	0	0
Richard N. Jeffs	0	nil	150,000(1)	0	0	0
(1)	Stock options granted to Wet Coast Management Corp. which Richard N. Jeffs is the sole beneficial owner.

Long Term Incentive Plan Awards

Brek did not award any long term incentive plans during the fiscal year ended December 31, 2003.

Director Compensation

During the fiscal year ended December 31, 2003, directors, who are not officers of Brek, were paid fees of $10,320 per year in connection with their serving on the Board. Fees of $12,000 were accrued to the Chairman of the Board at December 31, 2003. Directors were also reimbursed for out-of-pocket expenses incurred for attending Board meetings.

Page - 31

Termination of Employment

As of December 31, 2003, there were no employment agreements between Brek or the subsidiaries and any named executive officer, and there were no employment agreements or other compensating plans or arrangements with regard to any named executive officer that provided for specific compensation in the event of resignation, retirement, other termination of employment, a change of control of Brek, or from a change in a named executive officer’s responsibilities following a change in control.

Compensation Committee

During the fiscal year ended December 31, 2003, Brek’s Compensation Committee consisted of the following non-employee members of Brek's board of directors: Ian Robinson and James Pratt. The Compensation Committee was responsible for reviewing and determining Brek’s executive compensation objectives and policies, administers Brek’s stock plans and grants stock options.

Item 11. Security Ownership of Certain Beneficial Holders and Management.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Richard N. Jeffs Third Floor 346 Kensington High Street London, UK, W14 8NS	3,158,314 [2] [3]	10.94% [4]
shares of common stock	Gregory Pek 902 Henley Building 5 Queens Road Central, Hong Kong	1,890,278 [5]	6.56% [6]
[1] Based on 28,713,630 shares of common stock issued and outstanding as of December 31, 2003 unless indicated otherwise.
[2] This number includes 1,267,389 shares of common stock that are beneficially owned indirectly.
[3] This number includes 150,000 stock options that can be exercised into one share of common stock per stock option.
[4] Based on 28,863,630 shares of common stock on the assumption that all the stock options in footnote #3 above are exercised.
[5] This number includes 100,000 stock options that can be exercised into one share of common stock per stock option.
[6] Based on 28,813,630 shares of common stock on the assumption that all the warrants and stock options in footnote #5 above are exercised.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Gregory Pek 902 Henley Building 5 Queens Road Central, Hong Kong	1,890,278 [2]	6.56% [3]
shares of common stock	Ian Robinson 902 Henley Boulevard 5 Queen Road Central, Hong Kong	870,000 [4] [5]	3.02% [6]
shares of common stock	James Pratt 32 Greenwich Road, Greenwich Sydney, NSW 2065 Australia	148,667 [7]	0.52% [8]
shares of common stock	Ravi Daswani 902 Henley Building 5 Queens Road Central, Hong Kong	589,128 [9]	2.04% [10]
shares of common stock	Michael L. Nazmack 3280 Forrest Lane York, Pennsylvania, 17402	603,100	2.10%
shares of common stock	Directors and Executive Officers (as a group)	4,101,173 [11]	14.09% [12]
[1] Based on 28,713,630 shares of common stock issued and outstanding as of December 31, 2003, unless indicated otherwise.
[2] This number includes 100,000 stock options that can be exercised into one share of common stock per stock option.
[3] Based on 28,813,630 shares of common stock on the assumption that all the warrants and stock options in footnote #2 above are exercised.
[4] This number includes 125,000 shares of common stock that are beneficially owned indirectly.
[5] This number includes 100,000 stock options that can be exercised into one share of common stock per stock option.
[6] Based on 28,813,630 shares of common stock on the assumption that all the warrants and stock options in footnote #5 above are exercised.
[7] This number includes 100,000 stock options that can be exercised into one share of common stock per stock option.
[8] Based on 28,813,630 shares of common stock on the assumption that all the warrants and stock options in footnote #7 above are exercised.
[9] This number includes 100,000 stock options that can be exercised into one share of common stock per stock option.
[10] Based on 28,813,630 shares of common stock on the assumption that all warrants and stock options in footnote #9 above are exercised.
[11] This number includes 400,000 stock options that that can be exercised into one share of common stock per stock option.
[12] Based on 29,113,630 shares of common stock on the assumption that all warrants and stock options in footnote #11 above are exercised.

Page - 32

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

Purchase Agreement with Gasco Energy, Inc.

On July 16, 2002, Gasco Energy, Inc. entered into a purchase agreement with Brek and other stockholders of Gasco Energy, Inc., including Richard N. Jeffs and Wet Coast Management Corp., which is owned and controlled by Richard N. Jeffs, pursuant to which Brek and the others purchased from Gasco Energy, Inc. an undivided 25% of Gasco Energy, Inc.’s working interests in all undeveloped acreage owned by Gasco Energy, Inc., representing 35,169 net undeveloped acres, in exchange for 6,250,000 shares of common stock of Gasco Energy, Inc. and 500 shares of preferred stock of Gasco Energy, Inc. held by Brek and the other stockholders. The other stockholders assigned their right to receive their share of such working interests to Brek, so that Brek acquired title to all of the working interests conveyed by Gasco Energy, Inc. in the transaction. For the assignment of their right to Brek, Mr. Jeffs and Wet Coast Management Corp. each received 1,237,500 shares of common stock in the capital of Brek. Brek also has the option to acquire an additional 5% undivided interest in Gasco Energy, Inc.’s undeveloped acreage by paying a total of $10.5 million in two equal installments on or before January 1, 2004 and January 1, 2005, respectively. A 2.5% interest will be conveyed to Brek upon receipt of each installment. Brek must make timely payment of the first installment in order to maintain the option to acquire the additional 2.5% interest with the second installment. See Exhibit 10.3 - Purchase Agreement for more details.

Page - 33

(b) Transactions with Promoters

During the fiscal year ended December 31, 2003, Richard Jeffs and Gregory Pek were the only promoters of Brek. None of the promoters received anything of value from Brek or its subsidiaries nor is any promoter entitled to receive anything of value from Brek or its subsidiaries for services provided as a promoter of Brek or its subsidiaries, except for Mr. Jeffs, as disclosed above under “Transactions with Related Parties”.

Item 13. Exhibits.

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements for the period ended December 31, 2003	Included
3.1	Amended and Restated Articles of Incorporation filed as an Exhibit to Brek’s Form 10-K/A filed on May 14, 2002, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to Brek’s registration statement on Form 10 filed on October 21, 1999, and incorporated herein by reference.	Filed
4.1	1999 Stock Option Plan, filed as an Exhibit to Brek’s Form S-8 (Registration Statement) filed on September 11, 2000, and incorporated herein by reference.	Filed
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

Page - 34

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

2003 - $0 - Hall & Company, Certified Public Accountants Inc.
2002 - $31,552 - Hall & Company, Certified Public Accountants Inc.

2003 - $0 - Deloitte Touche Tohmatsu, Chartered Accountants
2002 - $57,265 - Deloitte Touche Tohmatsu, Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Brek’s financial statements and are not reported in the preceding paragraph were:

2003 - $0 - Hall & Company, Certified Public Accountants Inc.
2002 - $0 - Hall & Company, Certified Public Accountants Inc.

2003 - $0 - Deloitte Touche Tohmatsu, Chartered Accountants
2002 - $0 - Deloitte Touche Tohmatsu, Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2003 - $0 - Hall & Company, Certified Public Accountants Inc.
2002 - $0 - Hall & Company, Certified Public Accountants Inc.

2003 - $0 - Deloitte Touche Tohmatsu, Chartered Accountants
2002 - $0 - Deloitte Touche Tohmatsu, Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) above were:

2003 - $0 - Hall & Company, Certified Public Accountants Inc.
2002 - $0 - Hall & Company, Certified Public Accountants Inc.

2003 - $0 - Deloitte Touche Tohmatsu, Chartered Accountants
2002 - $3,500 - Deloitte Touche Tohmatsu, Chartered Accountants

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

Page - 35

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

Signature	Title	Date
/s/ Richard N. Jeffs	President, CEO, Principal Executive Officer, CFO, Principal Financial Officer and a member of the Board of Directors	31 October 2005
/s/ Gregory Pek	Member of the Board of Directors	4 November 2005
/s/ Ian Robinson	Member of the Board of Directors	4 November 2005
/s/Michael L. Nazmack	Member of the Board of Directors	31 October 2005
/s/ Eugene Sweeney	Member of the Board of Directors	10 November 2005
/s/ Shawne Malone	Member of the Board of Directors	31 October 2005

Page - 36

Exhibit 31

Page - 37

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

Page - 38

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

Page - 39

Exhibit 32

Page - 40

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Brek Energy Corporation (“Brek”) on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, President and Chief Executive Officer of Brek and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Executive Officer

October 31, 2005

Page - 41

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Brek Energy Corporation (“Brek”) on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard n. Jeffs, Chief Financial Officer of Brek and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

October 31, 2005

Page - 42

Exhibit A
Financial Statements

Page - 43

BREK ENERGY CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 44

16140 SAND CANYON AVE., SUITE 100
IRVINE, CALIFORNIA 92618
    HALL&COMPANY Certified Public Accountants, Inc.     (949) 910-HALL (4255)
    TAX, FINANCIAL AND BUSINESS ADVISORY SERVICES FAX             (949) 910-4256

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

September 16, 2005

To the Board of Directors and Stockholders of
Brek Energy Corporation (Formerly First Ecom.com, Inc.)
London, United Kingdom

We have audited the accompanying consolidated balance sheets of Brek Energy Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brek Energy Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

HALL & COMPANY
Irvine, California

BREK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current Assets

Cash and cash equivalents	$2,318	$3,801
Trade accounts receivable	6,028	878
Other prepaid expenses and deposits	-	32,447

	8,346	37,126

Oil and gas properties (Note 6)	2,339,345	2,032,860

TOTAL ASSETS	$2,347,691	$2,069,986

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$1,347,517	$1,048,134
Due to related parties (Note 10)	210,957	365,717

TOTAL LIABILITIES	1,558,474	1,413,851

Commitments and contingencies (Note 17)

Minority interest (Note 7)	65,342	58,028

STOCKHOLDERS' EQUITY

Share capital (Note 11)
Authorized
300,000,000 common shares, $0.001 par value
Issued and outstanding
28,713,630 and 26,560,037 common shares	28,714	26,561
Additional paid in capital	54,021,239	53,635,745
Common stock purchase warrants	8,016,124	8,016,124
Deficit	(61,342,202)	(61,080,323)

TOTAL STOCKHOLDERS' EQUITY	723,875	598,107

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,347,691	$2,069,986

The accompanying notes are an integral part of these consolidated financial statements

Page - 45

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

	2003	2002

Revenue	$22,077	$-

Expenses

Operating expenses
General and administrative	287,140	3,673,105
Charges for impairment of certain
long-lived assets (Notes 6, 8 and 9)	-	18,543,307

Total operating expenses	287,140	22,216,412

Loss from operations	(265,063)	(22,216,412)

Other Income (expenses)
Interest income	6,572	40,593
Other income	3,926	-
Loss on sale of marketable securities (Note 3)	-	(12,611)
Loss on write-down of marketable securities (Note 3)	-	(34,927)

Total other (expenses) income	10,498	(6,945)

Losses associated with affiliates
Equity in losses of affiliates (Notes 7 and 8)	-	(813,381)
Impairment loss of equity in affiliate (Note 8)	-	(3,309,536)

Total loss associated with affiliate	-	(4,122,917)

Loss from continuing operations	(254,565)	(26,346,274)

Income (loss) from discontinued operations (Note 9)
Net loss -payment processing	-	(1,199,653)
(Loss) gain on discontinuance (net of $Nil tax effect)	-	(132)

Total income (loss) from discontinuance	-	(1,199,785)

Minority interest (Note 7)	(7,314)	302,142

Net Loss	$(261,879)	$(27,243,917)

Basic and diluted loss per share applicable
to common stockholders
Continuing operations	$(0.01)	$(1.11)
Discontinued operations	-	(0.05)

	$(0.01)	$(1.16)

Weighted average shares outstanding	28,105,904	23,408,585

The accompanying notes are an integral part of these consolidated financial statements

Page - 46

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

				Common	Accumulated
	Common Stock Issued		Additional	Stock	Other
	Number of		Paid in	Purchase	Comprehensive
	Shares	Amount	Capital	Warrants	(Loss) Income	Total

Balance, January 1, 2002	19,210,037	19,211	49,027,070	8,016,124	(33,836,406)	23,225,999

Issuance of shares of common stock for cash	2,845,000	2,845	1,419,655	-	-	1,422,500
Share issue costs	-	-	(25,000)	-	-	(25,000)
Issuance of penalty shares	80,000	80	56,720	-	-	56,800
Issuance of shares of common stock in
exchange for oil and gas properties	4,125,000	4,125	2,858,625	-	-	2,862,750
Issuance of shares of common stock
settlement of debt	250,000	250	171,750	-	-	172,000
Issuance of shares of common stock
upon exercise of stock options	50,000	50	19,950	-	-	20,000
Stock compensation expense	-	-	106,975	-	-	106,975
Net loss for the year	-	-	-	-	(27,243,917)	(27,243,917)

Balance, December 31, 2002	26,560,037	26,561	53,635,745	8,016,124	(61,080,323)	598,107

Issuance of common shares for debt	1,875,817	1,876	335,771	-	-	337,647
Issuance of common shares for cash	277,776	277	49,723	-	-	50,000
Net loss for the year	-	-	-	-	(261,879)	(261,879)

Balance, December 31, 2003	28,713,630	$28,714	$54,021,239	$8,016,124	$(61,342,202)	$723,875

The accompanying notes are an integral part of these consolidated financial statements

Page - 47

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss for the year	$(261,879)	$(27,243,917)

Adjustments to reconcile net loss to net cash used in operating activities:
Equity loss of affiliates	-	813,381
Minority interest	7,314	302,142
Issuance of shares in settlement of expenses	-	228,800
Stock compensation costs (recovery)	-	106,975
Depreciation	-	102,611
(Gain) loss on disposal of equipment	-	48,976
Loss from discontinued operations	-	132
Write-down of equipment	-	113,420
Imputed interest on notes receivable	-	(35,863)
Loss on sale of marketable securities	-	12,611
Loss recognized on write-down of marketable securities	-	34,927
Charges for certain long-lived and prepaid assets	-	18,543,307
Impairment loss of equity in affiliates	-	3,309,536

	(254,565)	(3,662,962)

Changes in operating assets and liabilities net of businesses acquired:
(Increase) decrease in accounts receivable and accrued accounts receivable	(5,150)	31,307
Decrease in other prepaid expenses and deposits	32,447	390,428
Increase in accounts payable and accrued liabilities	365,058	776,755
Increase in amounts due to related parties	117,212	365,717

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	255,002	(2,098,755)

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchases of property and equipment	-	(17,537)
Cash spent on oil and gas properties	(306,485)	(529,906)
Acquisition of subsidiary	-	(772,563)
Proceeds from disposal of equipment	-	1,837
Proceeds from sale of marketable securities	-	5,771
Effect of minority interest on acquisition of subsidiary	-	(361,085)
Loan receivable	-	270,055

NET CASH USED IN INVESTING ACTIVITIES	(306,485)	(1,403,428)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock	50,000	1,422,500
Share issue costs	-	(25,000)
Proceeds from exercise of stock options	-	20,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000	1,417,500

Net decrease in cash and cash equivalents	(1,483)	(2,084,683)

Cash and cash equivalents at the beginning of the year	3,801	2,088,484

Cash and cash equivalents at the end of the year	$2,318	$3,801

Supplemental cash information:

Cash paid during the year for:
Interest	$-	$-

Non Cash Transactions:
Issuance of shares for oil and gas properties	$-	$2,862,750
Issuance of penalty shares	$-	$56,800
Issuance of common shares in settlement of debt	$65,675	$172,000
Issuance of common shares in settlement of amounts due to related parties	$271,972	$-
Stock compensation expense	$-	$106,975
Loan receivable offset against acquisition price of subsidiary	$-	$270,000
Share exchange to acquire 25% interest in oil and gas properties	$-	$17,264,750

The accompanying notes are an integral part of these consolidated financial statements

Page - 48

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

Page - 49

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

The Company’s financial statements are based on a number of significant estimates, including oil and gas reserve quantities which is the basis for the calculation of depletion and impairment of oil and gas properties.

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

Fair Value of Financial Instruments
The carrying values reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities and amounts due to related parties approximate their fair values because of the short term nature of these instruments. The fair value of the note receivable of $1 is an estimate based on the value the Company expects to realize within the next twelve months.

Revenue Recognition
Oil and gas revenue is recognized as income when the oil or gas is produced and sold.

Page - 50

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets
The Company’s unproved properties are evaluated periodically for the possibility of potential impairment. At December 31, 2002 the Company recorded impairments of its oil and gas properties of $16,634,187, of its note receivable of $1,901,106 and of its fixed assets of $8,014. At December 31, 2003 the Company’s only long lived asset is its oil and gas properties. At December 31, 2003 the Company determined that the oil and gas properties reflect their fair value and did not recognized an impairment loss.

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

Research and Development and Advertising
Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $Nil in each of the years ended December 31, 2003 and 2002. Advertising costs amounted to $2,037 and $129,810 for the years ended December 31, 2003 and 2002.

Comprehensive Income
Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. The Company had no comprehensive income for the years ended December 31, 2003 and 2002.

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

Page - 51

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Oil and Gas Properties, continued
Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated depletion and net of deferred income taxes, may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. The Company’s oil and gas wells began producing during the first quarter of 2003, no depletion was recorded during the year ended December 31, 2003 because at December 31, 2002, the Company’s oil and gas properties were either written down to a nominal value or written down to their net present value, based on a December 31, 2004 reserves study. (Notes 6 and 18)

Basic and Diluted Net Income (Loss) Per Common Share (“EPS”)
Basic net loss per share is computed by dividing net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers, directors and employees of the Company are included in the computation only after the shares become fully vested. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period). The outstanding common stock options and warrants have not been included in the computation of diluted net loss per share during all periods because their inclusion would have been anti-dilutive.

As of December 31, 2003, the Company had 28,713,630 shares of common stock issued and outstanding. The Company also had 1,580,000 shares of common stock issuable upon exercise of outstanding options and 1,843,682 shares of common stock issuable upon exercise of outstanding warrants. Additional options or warrants may be granted to purchase 3,420,000 shares of common stock under the Company’s 2001 stock option plan.

Page - 52

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation
The Company accounts for its stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the years ended December 31, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	For the Year Ended	For the Year Ended
	December 31, 2003	December 31, 2002
Net loss attributable to common shareholders:

As reported	$(261,879)	$(27,243,917)
Stock-based employee compensation
determined under the fair value
based method	(490)	(523,950)
Pro forma	$(262,369)	$(27,767,867)
Net loss per common share:

As reported	$(0.01)	$(1.16)
Pro forma	$(0.01)	$(1.19)

The fair value of the common stock options granted during the years ended December 31, 2003 and 2002, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions:

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

Page - 53

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

As applied to companies like BREK that have adopted full cost accounting for oil and gas activities, the Company understands that this interpretation of SFAS 141 and 142 would only affect its balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001 and its unproved oil and gas leaseholds. The Company’s results of operations would not be affected, since these leasehold costs would continue to be amortized in accordance with full cost accounting rules. At December 31, 2003, the Company had undeveloped leaseholds of approximately $2.34 million, that would be classified on the balance sheets as “intangible undeveloped leaseholds” if the Company applied the interpretation currently being deliberated. This classification would require the Company to make the disclosures set forth under SFAS 142 related to these interests. The Company’s current disclosures are those required by SFAS 69.

The Company will continue to classify its oil and gas leaseholds as tangible oil and gas properties until further guidance is provided. Although most of the Company’s oil and gas property interests are held under oil and gas leases, it is not expected that this interpretation, if adopted, would have a material impact on the Company’s financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets, and the associated asset retirement costs. This statement establishes a uniform methodology for accounting for estimated reclamation and abandonment costs whereby reclamation and closure costs including site rehabilitation will be recorded at the estimated present value of reclamation liabilities and will increase the carrying amount of the related asset. These reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting form the passage of time and revisions to either the timing or the amount of the original present value estimate. The Company adopted this standard on January 1, 2003. The adoption of this statement did not have a significant impact on the Company’s financial position and results of operations.

Page - 54

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued
In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullified Emerging Issues Task Force ("EITF") Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan, as was required under EITF No. 94-3. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company’s adoption of SFAS 146 did not have a material impact on the Company’s financial statements or results of operations.

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

In January 2003, the FASB issued FIN No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. FIN 46 requires that the primary beneficiary in a variable interest entity consolidate the entity even if the primary beneficiary does not have a majority voting interest. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In addition, FIN 45 requires disclosure of information regarding guarantees or exposures to loss relating to any variable interest entity existing prior to January 31, 2003, in financial statements issued after January 31, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149 (”SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s financial condition or results of operations.

Page - 55

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued
In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial condition or results of operations.

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FIN No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities”. Fin 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation polices to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conduced through variable interest entities. The adoption of FIN 46R did not have a material effect on its financial position or results of operations.

The Securities and Exchange Commission issued Staff Accounting Bulletin SAB No. 106 (“SAB 106”) in September 2004 regarding the application of SFAS 143 for oil and gas producing entities that follow the full cost accounting method. SAB 106 states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. The Company has calculated its ceiling test computation in this manner since the adoption of SFAS 143 and therefore when SAB 106 is adopted in the third quarter of 2004, it is not expected to have a material effect on the Company’s financial statements.

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

In March 2004, the FASB issued consensus on EITF 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share,” related to calculating earnings per share with respect to using the two-class method for participating securities. This pronouncement is effective for all periods after March 31, 2004, and requires prior period to be restated. As the Company only has one class of shares and has incurred net losses in the current and prior periods, the adoption of EITF 03-6 is not expected to have an impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123 (R) is effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.

Page - 56

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued
SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, for the quarter commencing July 1, 2005. SFAS 123(R) permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but it also permits entities to restate financial statements of previous periods, either for all periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS 123. The Company has not yet determined which of the methods it will use upon adoption. The Company has not yet completed its evaluation but expects the adoption of SFAS 123(R) to have an effect on the financial statements similar to the pro forma effects reported in the Stock Based Compensation disclosure above.

Reclassifications
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the results of operations of financial position for any year/period presented.

NOTE 3 - MARKETABLE SECURITIES

Marketable securities for the year ended December 31, 2001 was comprised of 91,912 shares (representing a 2.7% equity interest), after an 8 for 1 reverse stock split on September 7, 2001 of uniView Technologies Corporation, a public company traded on NASDAQ. The Company has written down the carrying value of the shares by $nil and $34,927 for the years ended December 31, 2003 and 2002. The carrying value of the marketable securities was written down to its market value as the decline in value was deemed to be other than temporary. As of December 31, 2002, all shares of uniView Technologies Corporation were disposed of for consideration of $5,771, resulting in a loss on disposal of $12,611.

Page - 57

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 4 - NOTE RECEIVABLE

On October 19, 2001, the Company completed the sale of its 100% interest in its subsidiary, First Ecommerce Data Services Limited (“FEDS”), to Transworld Payment Solutions N.V. (“Transworld”). The guaranteed amount of FEDS operating profits is receivable in installments of $350,000, $650,000 and $1,000,000, due March 1, 2003, 2004 and 2005. The guaranteed installments have been recorded at their present value with imputed interest of 2% to 3.5%. Imputed interest of $nil and $35,863 was recorded as interest income for the years ended December 31, 2003 and 2002.

At December 31, 2002, as a result of a dispute with Transworld, the Company undertook an assessment on its notes receivable and recorded an impairment charge of $1,901,106 to reduce the carrying value of the asset to the estimated fair value that the Company expects to receive within the next twelve months. This impairment charge was recorded as an operating expense in the consolidated statements of operations, in the charges for impairment of certain long-lived and prepaid assets section at December 31, 2002. (Note 17)

	2003	2002

Present value of guarantee notes receivable	$1	$1,901,107
Less: Impairment charge	-	(1,901,106)
Present value of amount due within one year	$1	$1

NOTE 5 - PROPERTY AND EQUIPMENT

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

Depreciation expense charged to results of operations for the years ended December 31, 2003 and 2002, was $nil and $102,611, all of the depreciation expenses were reclassified on the consolidated statements of operations to loss from discontinued operations, net loss - payment processing.

Page - 58

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 6 - OIL AND GAS PROPERTIES

The Company has a 25% interest on some 113,681 gross acres (13,611 net acres) in the Uinta Basin region in Utah, 110,743 gross acres (21,759 net acres) in the Greater Green River Basin of Wyoming and 3,868 gross acres (802 net acres) in Kern County and San Luis Obispo County in California and a 50% interest in 51,194 gross acres (8,865 net acres) in Edwards County in Texas.

The following table presents the Company’s oil and gas property acquisitions, exploration and development expenditures and an adjustment for impairment charges:

	December 31,
	2003	2002
Property acquisition costs
Acquired in share exchange with Gasco (Note 8)	$14,402,000	$14,402,000
Acquired in exchange for common shares of the
Company (Notes 8, 10 and 11)	2,862,750	2,862,750
Acquired upon acquisition of Vallenar (Note 7)	872,391	872,391
Exploration and development expenditures	836,391	529,906
	18,973,532	18,667,047
Less: Impairment charges	(16,634,187)	(16,634,187)

	$2,339,345	$2,032,860

At December 31, 2003 and 2002, the Company’s proved and unproved oil and gas properties consisted of leasehold interests and exploration and development costs related to their interests in Texas, Utah, Wyoming and California. The Company’s proven and unproven properties are evaluated periodically for the possibility of potential impairment. During 2002, the Company recorded impairment charges on its proved and unproved acreage as follows:

	December 31, 2003	December 31, 2002
	Costs	Costs	Impairment	Cost Net of
			Charges	Impairment
				Charges
Proved and Unproved Properties

Property acquisition costs:

Utah	$2,032,560	$8,459,726	$(6,427,166)	$2,032,560
Wyoming	100	8,459,727	(8,459,627)	100
California	100	345,294	(345,194)	100
Texas	100	872,391	(872,291)	100

Exploration & development costs:

Wyoming	-	423,839	(423,839)	-
Utah	306,485	7,662	(7,662)	-
California	-	2,998	(2,998)	-
Texas	-	95,410	(95,410)	-

	$2,339,345	$18,667,047	$(16,634,187)	$2,032,860

Page - 59

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 6 - OIL AND GAS PROPERTIES, continued

During the year ended December 31, 2003, no impairment charges were recorded against the Wyoming properties. During the year ended December 31, 2002, two wells that were drilled on the Wyoming property were not considered prospective by the Company and as a result of this assessment an impairment charge was recorded against the property.

During the year ended December 31, 2003, no impairment charges were recorded against the Texas and California properties. At December 31, 2002, the Company recorded impairment charges against its unproven properties in Texas and California because no exploration or development work is expected to be performed on these properties.

During the year ended December 31, 2003, no impairment charges were recorded against the Utah properties. At December 31, 2002, the Company recorded impairment charges against their Utah property based on a reserves study completed December 31, 2004. (Note 18)

NOTE 7 - MINORITY INTEREST

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

The excess of the Company’s costs over fair value of the identifiable net assets attributable to the Company of $372,643 has been recorded as an increase in value of the oil and gas properties. (Note 6)

Page - 60

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 7 - MINORITY INTEREST, continued

Assets acquired and liabilities assumed in the acquisition were as follows:

Banks and fixed deposits................................................................................................................23,993
Notes receivable from the Company...........................................................................................370,000
Oil and gas properties...................................................................................................................499,748
Short term loan...............................................................................................................................(29,000)
Accounts payable.......................................................................................................................(121,662)

Net book value of assets as of June 28, 2002.........................................................................$743,079
                                                                                           =====
Cash consideration.....................................................................................................................$402,563
Non-cash consideration, subscription payable.......................................................................370,000
Equity in loss up to June 28, 2002...............................................................................................(17,011)
Share of net assets (51.53%)......................................................................................................(382,909)

Excess of consideration over net book value of assets at
acquisition date..........................................................................................................$372,643
                                                                                          =====
Cash outflow from acquisition of subsidiary is made up of:

Cash consideration paid.........................................................................................................$402,563
Conversion of loans receivable on December 31, 2001 (Note 6).......................................(270,055)
Bank and fixed deposits acquired............................................................................................(23,993)

                                                                                                                                    $108,515
                                                                                                  =====

Page - 61

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 8 - EQUITY IN AFFILIATE

Gasco Energy, Inc.
On July 19, 2001, the Company acquired an equity interest in Gasco Energy, Inc. (“Gasco”), a Nevada Corporation, involved in the exploration of and potential development of natural gas reserves on some 117,000 gross acres in the Uinta Basin region in Utah, 330,000 gross acres in the Greater Green River Basin of Wyoming and 4,000 gross acres in Kern County and San Luis Obispo County in California. The Company paid $19 million for 1,000 preferred shares of Gasco, which were convertible into 9.5 million common shares of Gasco, at the Company’s option. These preferred shares entitled the Company to a non-dilutable 26% voting interest in Gasco, provided that at least 50% of the preferred shares remained outstanding. This equity interest was accounted for as follows:

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

From July 19, 2001 to July 16, 2002, the Company accounted for its interest in Gasco using the equity method of accounting. The total cost of the Gasco acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair market values at the effective date of the acquisition. The Company’s equity in losses of Gasco during the period from acquisition, July 19, 2001 to December 31, 2001 was $492,094, for the period from January 1, 2002 to July 16, 2002 was
$796,370 and the accumulated losses from July 19, 2001 (date of first acquisition) to December 31, 2002 were $1,288,464. These losses have been recorded in the Company’s consolidated statements of operations, as equity in losses of affiliates, in the losses associated with affiliates section.

In March 2002, the Company converted 50% of its preferred shares of Gasco (500 shares) into 4,750,000 Gasco common shares and on July 16, 2002, the Company exchanged its 4,750,000 common shares of Gasco and 500 preferred shares of Gasco, for an undivided interest in all of Gasco’s undeveloped mineral leases in Wyoming, Utah and California. On July 16, 2002, the Company acquired an additional undivided interest in Gasco’s undeveloped mineral leases from certain other Gasco shareholders, in exchange for 4,125,000 common shares of the Company. (Notes 6, 10 and 11) These transactions gave the Company a combined 25% undivided interest in all of Gasco’s undeveloped mineral leases.

Page - 62

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 8 - EQUITY IN AFFILIATE, continued

At July 16, 2002, the Company had recorded an impairment loss of equity in affiliate of $3,309,536, in the losses associated with affiliates section of the consolidated statements of operations. This loss adjusted the carrying value of it’s equity in Gasco to the fair value amount of $14,402,000, which is based on the average closing market price of Gasco’s shares for two days before and two days after the date the Company exchanged its Gasco shares. At July 16, 2002, the Company recorded the additional undivided interest in Gasco’s undeveloped mineral leases from certain other Gasco shareholders, in exchange for 4,125,000 common shares of the Company at $2,862,750. This was based on the average closing market price of the common shares of the Company for two days before the date of exchange and two days after the date of exchange. The fair value of the Gasco shares exchanged by the Company and shares of the Company issued for the additional undivided interests in the mineral leases, of $14,402,000 and $2,862,750, have been recorded under oil and gas properties. (Note 6)

The Company has an option to acquire an additional 2.5% interest in these undeveloped mineral leases by paying $5,250,000 on or before January 1, 2004. If they exercise this option, the Company has the option of acquiring an additional undivided 2.5% interest by paying $5,250,000 on or before January 1, 2005. (Note 18)

NOTE 9 - DISCONTINUED OPERATIONS

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

As at December 31, 2002, no assets or liabilities of the payment processing business were included in the consolidated balance sheet. All FESL’s revenues and expenses for the year ended December 31, 2002 were reclassified from operations to the income (loss) from discontinued operations section of the consolidated statements of operations. For the year ended December 31, 2002, these net losses were $1,199,785.

For the year ended December 31, 2002, FESL’s revenues and losses from operations from the payment processing business were $67,918 and $847,906.

NOTE 10 - RELATED PARTY TRANSACTIONS

At December 31, 2002, the Company was indebted to its former President and CEO in the amount of $28,000. This debt is unsecured, non-interest bearing and has no set terms of repayment. During the year ended December 31, 2003, this loan was settled by issuance of common shares of the Company. (Note 11)

During the year ended December 31, 2002, the Company paid investor relations fees to a company controlled by the former President and CEO of the Company in the amount of $187,328.

During the year ended December 31, 2002 the Company paid legal fees to a law firm controlled by the wife of the Company’s former President and CEO in the amount of $2,503. During the period from March 12, 2002, the date the Company first acquired an equity interest in Vallenar, until June 28, 2002, the date of the Company commenced consolidating the financial results of Vallenar, Vallenar accrued legal fees to a law firm controlled by the wife of the Company’s former President and CEO in the amount of $33,769, of which, at December 31, 2002, there is a balance of unpaid legal fees included in accounts payable of $30,941. During the year ended December 31, 2003, this liability was settled by the issuance of common shares of the Company. (Note 11)

Page - 63

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 10 - RELATED PARTY TRANSACTIONS, continued

On July 16, 2002, the Company issued 1,237,500 shares of its common stock to the Company’s former President and CEO and 1,237,500 shares of its common stock to a company controlled by the Company’s former President and CEO in exchange for an undivided interest in Gasco’s undeveloped mineral leases. (Notes 6, 8 and 11)

At December 31, 2002, the Company had accrued consulting fees payable to the former President and CEO in the amount of $24,000. During the year ended December 31, 2003, this liability was settled by the issuance of common shares of the Company. (Note 11)

At December 31, 2002, the Company had accrued consulting fees payable to the wife of the former President and CEO in the amount of $10,000. During the year ended December 31, 2003, this liability was settled by the issuance of common shares of the Company. (Note 11)

At December 31, 2002, the Company had accrued consulting fees payable to a relative of the former President and CEO in the amount of $8,000. During the year ended December 31, 2003, this liability was settled by the issuance of common shares of the Company. (Note 11)

During the year ended December 31, 2002, the Company paid $12,000 in consulting fees to a company controlled by a former director of Vallenar.

During the year ended December 31, 2002, the Company paid $39,000 in consulting fees to a former director of Vallenar.

During the year ended December 31, 2002, the Company paid $15,000 in consulting fees to a company controlled by a former director of Vallenar.

During the years ended December 31, 2003 and 2002, the Company paid $nil and $351,806 in directors’ fees and a housing allowance of $7,742 and $17,209 to a director. At December 31, 2003 and 2002, $4,148 and $54,000 of these directors’ fees were unpaid and included in accrued liabilities. During the year ended December 31, 2003, $50,000 in directors fees was settled by the issuance of common shares of the Company. (Note 11)

During the years ended December 31, 2003 and 2002, the Company paid $41,057 and $nil in consulting fees to a company controlled by a director. At December 31, 2003 and 2002, $40,000 and $nil of these fees were unpaid and included in accrued liabilities.

During the year ended December 31, 2003, the Company paid $30,000 in consulting fees and during the year ended December 31, 2002, the Company paid $418,324 in directors’ fees and paid a housing allowance of $27,871 to a director of the Company. At December 31, 2003 and 2002, $123,463 and $159,038 of these fees were included in accrued liabilities. During the years ended December 31, 2003 and 2002, $50,000 and $70,000 of the directors’ fees were settled through the issuance of common shares of the Company. (Note 11)

During the years ended December 31, 2003 and 2002, the Company paid $12,000 in consulting fees and $54,000 in directors’ fees to a director of the Company. At December 31, 2003 and 2002, $12,000 and $13,500 of these fees were unpaid and included in accrued liabilities. During the year ended December 31, 2003, $13,500 in directors fees were settled by the issuance of common shares of the Company. (Note 11)

At December 31, 2003 and 2002, the Company had $22,403 and $nil in accounts payable to directors or companies controlled by directors.

Page - 64

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 10 - RELATED PARTY TRANSACTIONS, continued

During the years ended December 31, 2003 and 2002 the Company paid $nil and $10,320 in directors’ fees to a director. At December 31, 2002, $5,160 of these directors’ fees were unpaid and included in accrued liabilities. During the year ended December 31, 2003, this liability was settled by the issuance of common shares of the Company. (Note 11)

During the years ended December 31, 2003 and 2002 the Company paid $nil and $10,320 in directors’ fees to a director. At December 31, 2003 and 2002, the Company was indebted to this director in the amounts of $8,943 and $14,103. During the year ended December 31, 2003, $5,160 of this liability was settled by the issuance of common shares of the Company. (Note 11)

During the year ended December 31, 2002, the Company paid $7,457 in directors’ fees to a former director. At December 31, 2002, $5,160 of these directors’ fees were unpaid and included in accrued liabilities. During the year ended December 31, 2003, $2,580 of this liability was settled by the issuance of common shares of the Company. (Note 11)

During the year ended December 31, 2002 the Company paid $7,743 in directors’ fees to a former director. At December 31, 2002, $5,160 of these directors’ fees were unpaid and included in accrued liabilities. During the year ended December 31, 2003, $2,580 of this liability was settled by the issuance of common shares of the Company. (Note 11)

NOTE 11 - COMMON STOCK

On April 14, 2003, the Company issued 277,776 common shares at $0.18 per share by way of a private placement for total proceeds of $50,000.

On April 14, 2003 the Company converted $308,947 in accounts payable and $27,700 in loans payable into 1,875,817 common shares at $0.18 per share. (Note 10)

During April 2002, the Company issued 2,845,000 common shares, under a Reg. S private placement, at $.050 per share for cash of $1,422,500 less related share issue costs of $25,000.

On July 31, 2002, the Company issued 4,125,000 common shares in exchange for an undivided interest in oil and gas properties at a deemed value of $2,862,750. The former President and Chief Executive Officer has a direct and indirect interest in 2,475,000 of these shares. (Notes 6, 8 and 10)

On August 23, 2002, the Company issued 80,000 common shares, at a deemed value of $56,800, to certain subscribers of the March 28, 2002 private placement as a 10% penalty for failing to make its S-3 Registration Statement effective within 120 days, as required under the terms of their private placement agreements.

On September 10, 2002, the Company issued 100,000 common shares at a price of $0.70 to the Company’s former Chief Executive Officer, as part of his severance package. (Note 10)

On September 19, 2002, 50,000 employee stock options, issued under the 2001 stock option warrant plan, were exercised for 50,000 common shares at $.40 per share for cash proceeds of $20,000.

On September 24, 2002, the Company issued 50,000 common shares at $0.68 to each of two directors and an officer (150,000 common shares in total) of the Company in settlement of $102,000 in accrued accounts payable.

On April 14, 2003, the Company issued 277,776 common shares at $0.18 per share by way of a private placement for total proceeds of $50,000.

Page - 65

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 11 - COMMON STOCK, continued

On April 14, 2003 the Company converted $308,947 in accounts payable and $27,700 in loans payable into 1,875,817 common shares at $0.18 per share. (Note 10)

NOTE 12 - STOCKHOLDER RIGHTS PLAN

On March 1, 2002, the Company approved a Rights Agreement whereby a dividend was declared of one right for each share of the Company’s common stock issued and outstanding on March 20, 2002, including any shares issued subsequent to March 20, 2002. Each right entitles the holder to purchase 5 shares of the Companies common stock at an exercise price of $0.01 per right, if certain events occur relating to a person or group acquiring or attempting to acquire 10% or more of the outstanding common shares of the Company without the approval of the Company’s board of directors. The rights are exerciseable until December 31, 2020.

At December 31, 2003 and 2002, the Company had reserved 143,568,150 and 132,800,185 shares for the exercise of rights for the issued, outstanding and subscribed shares and 17,118,410 and 17,368,410 for the potential exercise of outstanding options and warrants.

NOTE 13 - STOCK OPTIONS

The Company’s 2001 stock option/warrant plan provides for the granting of up to 5,000,000 stock options or warrants to officers, consultants, directors and key employees. All share options/warrants granted under the 2001 option/warrant plan either vest immediately, at 25% per quarter over a period of one year or on a performance basis. The options do not cancel upon termination of employment and all options, if remaining unexercised, expire five years after the date of issue.

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

During the year ended December 31, 2003, the Company did not grant any additional options to purchase shares of common stock to employees, directors or consultants. During the first quarter of 2003, the Company cancelled 50,000 options to purchase shares of commons stock, with an exercise price of $0.55 per share.

Page - 66

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 13 - STOCK OPTIONS, continued

The following is a summary of the activity of the Company’s 2001 stock option/warrant plan for the year ended December 31, 2003:

	Shares Under	Weighted Average
	Option	Exercise Price
Outstanding, at December 31, 2001	1,260,000	$ 0.40
Granted	420,000	0.55
Exercised	(50,000)	0.40
Outstanding, at December 31, 2002	1,630,000	0.44
Cancelled	(50,000)	0.55
Outstanding, at December 31, 2003	1,580,000	$ 0.44

The weighted average fair value of the options granted in 2003 and 2002 was $0.65.

At December 31, 2003 and 2002 the weighted-average remaining contractual life of the outstanding options was 2.45 and 3.48 years.

The following table presents additional information related to the options outstanding as of December 31, 2003.

Exercise Price per Share	Number of Shares Outstanding	Number of Shares Exercisable
$0.40	1,210,000	1,210,000
$0.55	370,000	370,000

Total	1,580,000	1,580,000

During the years ended December 31, 2003 and 2002, the Company recorded compensation costs of $nil and $106,975.

NOTE 14 - WARRANTS

During the years ended December 31, 2003 and 2002, the Company did not issue or cancel any warrants.

Warrants Outstanding
At December 31, 2003, the Company had the following share purchase warrants outstanding:

Number of Shares	Exercise Price Per Share	Expiry Date

100,000	$8.50	August 9, 2004
416,667	7.80	December 23, 2004
1,076,167	11.40	March 5, 2005
26,923	7.80	March 9, 2005
223,925	11.40	March 9, 2005

Page - 67

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 15 - INCOME TAXES

Income tax expense has not been recognized for the years ended December 31, 2003 and 2002 and no taxes were payable at December 31, 2003 or 2002, because the Company has incurred losses since its inception.

The components of the Company’s net losses are as follows:

	2003	2002
United States of America	$ (4,043,273)	$ (13,270,288)
Hong Kong	(13,312)	(1,200,964)
Other countries (British Virgin Islands, Bermuda and Canada)	-	(53,385)
	$(4,056,585)	$(14,524,637)

As of December 31, 2003 and 2002, the Company had the following deferred tax assets that primarily relate to net operating losses. A 100% valuation allowance has been established, as management believe it is more likely than not that the deferred tax assets will not be realized.

	2003	2002

Federal loss carryforwards	$8,916,052	$7,783,936
State loss carryforwards, Nevada	-	-
Foreign loss carryforwards	2,925,763	2,923,633

Less: Valuation allowance	(11,841,815)	(10,707,569)
	$-	$-

The Company’s valuation allowance increased during 2003 and 2002 by $1,134,246 and $3,909,207.

At December 31, 2003 and 2002 the Company had the following net operating loss carryforwards (“NOL’s”):

	2003	2002

United States	$30,748,254	$26,704,981
Foreign (Hong Kong, Bermuda and British Virgin Islands)	20,282,273	20,268,961

	$51,030,527	$46,973,942

The federal NOL’s expire through December 31, 2023 and the Hong Kong NOL’s can be carried forward indefinitely.

Page - 68

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 16 - SEGMENTED INFORMATION

During the year ended December 31, 2002, the Company disposed of its payment processing business, the Company now has only one business, an oil and gas business in the United States of America.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company had no lease commitments at December 31, 2003.

Rent expense for the years ended December 31, 2003 and 2002, was $11,441 and $96,481.

Going Concern
During the year ended December 31, 2002, the Company changed its business direction and has been focusing on its oil and gas business. As such, the Company has accumulated a deficit in excess of $61 million to date and additional financing will be required by the Company to support development of its oil and gas properties until such time as the Company achieves positive cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Contingent liabilities
In February 2003 the debtor and guarantor of the note receivable commenced legal action against the Company, in Bermuda, claiming that the Company and its former subsidiary, First Ecom Systems Limited, had promised to develop and supply them with certain software. As a result of this litigation the debtor ceased making the required installment payments on March 1, 2003. Although the directors believed that this lawsuit is without merit as there was no condition to develop software for the debtor, due to lack of financial resources the Company did not defend its position and no further actions by either party have transpired since February 2003. (Note 4)

On June 9, 2003, a petition was filed against the Company by Burlington Resources Oil & Gas Company , LP (“Burlington”) claiming that Brek failed to pay for costs incurred by Burlington in drilling oil and gas wells in Texas. Burlington claimed damages of $658,831. On July 16, 2003, Brek Petroleum Inc. filed its original answer to the petition. (Note 18)

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

NOTE 18 - SUBSEQUENT EVENTS

Burlington Litigation
On March 1, 2004, the Company and Burlington entered into a settlement agreement whereby the Company agreed to pay Burlington a total of $691,874, in twelve equal monthly payments, commencing August 14, 2004, plus legal and court imposed interest.

Oil and Gas Properties
Based on a December 31, 2004 reserves study, the Company recorded an impairment charge on their Utah oil and gas properties. Based on this study the Company valued the Utah oil and gas properties at an amount equal to the present value, discounted at 10%, of the estimated future net revenues from proved oil and gas reserves of approximately $5.7 million (calculated, based on estimated net revenues of $18.5 million) plus the cost, or estimated fair value, if lower of unproved properties, less estimated future expenditures to be incurred in developing and producing the proved reserves of approximately $3.4 million. The present value of estimated future net revenues was computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of December 31, 2004, assuming the continuation of existing economic conditions. (Note 6)

The Company has an option to acquire an additional 2.5% interest in these undeveloped mineral leases by paying $5,250,000 on or before January 1, 2004 and if they exercise this option, the Company has the option of acquiring an additional undivided 2.5% interest by paying $5,250,000 on or before January 1, 2005. The Company did not exercise either of these options. (Note 8)

Page - 69

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 18 - SUBSEQUENT EVENTS, continued

Common Shares and Warrants
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

Page - 70