Form 10QSB
period 2004-03-31
BREK ENERGY CORP
filed 2005-11-21
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

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
[   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2004
shares of common stock - $0.0001 par value	38,857,650

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BREK ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As at March 31, 2004 and December 31, 2003 and
for the three month periods ended March 31, 2004 and 2003

UNAUDITED

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

BREK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31,	December 31,
	2004	2003

ASSETS

Current Assets

Cash and cash equivalents	$296,144	$2,318
Trade accounts receivable	21,180	6,028
Prepaids	894	-

	318,218	8,346

Oil and gas properties (Note 3)	2,357,291	2,339,345

TOTAL ASSETS	$2,675,509	$2,347,691

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$1,287,555	$1,347,517
Due to related parties (Note 4)	177,133	210,957

TOTAL LIABILITIES	1,464,688	1,558,474

Commitments and contingencies (Note 8)

Minority interest	65,619	65,342

STOCKHOLDERS' EQUITY

Share capital (Note 5)
Authorized
300,000,000 common shares, $0.001 par value
Issued, outstanding and subscribed
39,212,650 and 28,713,630 common shares	39,213	28,714
Additional paid in capital	54,365,140	54,021,239
Common stock purchase warrants	8,142,925	8,016,124
Deficit	(61,402,076)	(61,342,202)

TOTAL STOCKHOLDERS' EQUITY	1,145,202	723,875

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,675,509	$2,347,691

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months
	Ended March 31,
	2004	2003

Revenue	$16,110	$14,186

Expenses

Operating expenses
General and administrative	75,707	168,901

Total operating expenses	75,707	168,901

Loss from operations before interest income	(59,597)	(154,715)

Interest income	-	6,751

Loss before minority interest	(59,597)	(147,964)

Minority interest	(277)	(2,931)

Net Loss	$(59,874)	$(150,895)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	31,946,340	26,560,037

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 and 2003
UNAUDITED

	Common Stock Issued		Additional	Common Stock	Common Stock Subscribed		Accumulated Other
	Number of		Paid in	Purchase	Number of		Comprehensive
	Shares	Amount	Capital	Warrants	Shares	Amount	(Loss) Income	Total
Balance, January 1, 2003	26,560,037	$26,561	$53,635,745	$8,016,124	-	$-	$(61,080,323)	$598,107

Shares subscribed for cash	-	-	-	-	277,776	50,000	-	50,000
Shares subscribed for debt	-	-	-	-	1,875,817	337,647	-	337,647
Net loss for the three month period ended,
March 31, 2003	-	-	-	-	-	-	(150,895)	(150,895)

Balance, March 31, 2003	26,560,037	26,561	53,635,745	8,016,124	2,153,593	387,647	(61,231,218)	834,859

Shares issued for cash	277,776	277	49,723	-	(277,776)	(50,000)	-	-
Shares issued for debt	1,875,817	1,876	335,771	-	(1,875,817)	(337,647)	-	-
Net loss for the nine month period ended,
December 31, 2003	-	-	-	-	-	-	(110,984)	(110,984)

Balance, December 31, 2003	28,713,630	28,714	54,021,239	8,016,124	-	-	(61,342,202)	723,875

Units issued for cash	8,750,000	8,750	319,375	109,375	-	-	-	437,500
Units issued for debt	1,394,020	1,394	50,881	17,426	-	-	-	69,701
Finders fees	-	-	(43,750)	-	-	-	-	(43,750)
Shares subscribed	-	-	-	-	355,000	17,750	-	17,750
Net loss for the three month period ended,								-
March 31, 2004	-	-	-	-	-	-	(59,874)	(59,874)

Balance March 31, 2004	38,857,650	$38,858	$54,347,745	$8,142,925	355,000	$17,750	$(61,402,076)	$1,145,202

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Month Periods Ended March 31,
	2004	2003

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss for the period	$(59,874)	$(150,895)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Minority interest	277	2,931

	(59,597)	(147,964)

Changes in operating assets and liabilities:
Increase in accounts receivable and other receivables	(15,152)	(14,340)
(Increase) decrease in other prepaid expenses and deposits	(894)	32,447
(Decrease) increase in accounts payable and accrued liabilities	(59,962)	292,976
(Decrease) increase in amounts due to related parties	(7,873)	54,685

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(143,478)	217,804

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash spent on oil and gas properties	(17,946)	(239,221)

NET CASH USED IN INVESTING ACTIVITIES	(17,946)	(239,221)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Proceeds from issuance of common stock	437,500	-
Proceeds from subscription of common stock	17,750	50,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	455,250	50,000

Net increase in cash and cash equivalents	293,826	28,583

Cash and cash equivalents at the beginning of the period	2,318	3,801

Cash and cash equivalents at the end of the period	$296,144	$32,384

Supplemental cash information:

Cash paid during the period for:
Interest	$-	$-

Non-cash Transactions:
Issuance of common stock purchase warrants	$126,801	$-
Subscription of common shares in settlement of debt	$-	$65,675
Subscription of common shares in settlement of amounts due to related parties	$-	$271,972
Issuance of common shares in settlement of debt	$-	$-
Issuance of common shares in settlement of amounts due to related parties	$25,951	$-
Issuance of common shares to an officer in settlement of finders fees	$43,750	$-

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2004

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

Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003 included in the Company’s annual report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Page - 7

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Accounts Receivable
Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At March 31, 2004 and December 31, 2003, all of the trade accounts receivable were considered collectable.

Revenue Recognition
Oil and gas revenue is recognized as income when the oil and gas is produced and sold.

Segment Reporting
The Company is currently centrally managed and operates in one business segment: the oil and gas industry in the United States.

Comprehensive Income
Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. The Company had no comprehensive income during the three month periods ended March 31, 2004 and 2003.

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
March 31, 2004

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

Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated depletion and net of deferred income taxes, may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. The Company’s oil and gas wells began producing during the first quarter of 2003, no depletion was recorded during the three month period ended March 31, 2004 because at December 31, 2002, the Company’s oil and gas properties were either written down to a nominal value or written down to their net present value, based on a December 31, 2004 reserves study. (Note 9)

Page - 9

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation
The Company accounts for its stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the three months ended March 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2004	March 31, 2003

Net loss attributable to common shareholders:

As reported	$(59,874)	$(150,895)
Stock based employee compensation determined
under the fair value based method	-	(490)
Pro-forma	$(59,874)	$(151,385)
Net loss per common share:

As reported	$(0.01)	$(0.01)
Pro forma	$(0.01)	$(0.01)

The fair value of the common stock options granted during the three months ended March 31, 2004 and 2003, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

	2004	2003

Expected dividend yield	-	-
Expected price volatility	131% to 151%	131% to 151%
Risk-free interest rate	3% to 5%	3% to 5%
Expected life of options	5 years	5 years

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
March 31, 2004

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

Page - 11

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2004

NOTE 3 - OIL AND GAS PROPERTIES

The Company has a 25% interest on some 113,681 gross acres (13,611 net acres) in the Uinta Basin region in Utah, 110,743 gross acres (21,759 net acres) in the Greater Green River Basin of Wyoming and 3,868 gross acres (802 net acres) in Kern County and San Luis Obispo County in California and a 50% interest in 51,193 gross acres (8,865 net acres) in Edwards County in Texas.

The following table presents the Company’s oil and gas property acquisitions, exploration and development expenditures and an adjustment for impairment charges:

	March 31, 2004	December 31, 2003

Property acquisition costs
Acquired in share exchange with Gasco	$14,402,000	$14,402,000
Acquired in exchange for common shares of the
Company	2,862,750	2,862,750
Acquired upon acquisition of Vallenar	872,391	872,391
Exploration and development expenditures	854,337	836,391
	18,991,478	18,973,532
Less: Impairment charges	(16,634,187)	(16,634,187)

	$2,357,291	$2,339,345

At March 31, 2004 and December 31, 2003, the Company’s proved and unproved oil and gas properties consisted of leasehold interests and exploration and development costs related to their interests in Texas, Utah, Wyoming and California. The Company’s proven and unproven properties are evaluated periodically for the possibility of potential impairment. At March 31, 2004 and December 31, 2003, the Company’s oil and gas properties were valued as follows:

	March 31, 2004	December 31, 2003

Proved and Unproved Properties

Property acquisition costs
Utah
Wyoming	$2,032,560	$2,032,560
California	100	100
Texas	100	100
	100	100
Exploration & development costs

Wyoming	-	-
Utah	324,431	306,485
California	-	-
Texas	-	-
	$2,357,291	$2,339,345

Page - 12

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2004

NOTE 3 - OIL AND GAS PROPERTIES, continued

During the period ended March 31, 2004 and the year ended December 31, 2003, no impairment charges were recorded against the Texas, California and Wyoming properties.

During the period ended March 31, 2004 and the year ended December 31, 2003, no impairment charges were recorded against the Utah properties. At December 31, 2002, the Company recorded impairment charges against their Utah property based on a reserves study completed December 31, 2004. (Note 9)

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three month periods ended March 31, 2004 and 2003, the Company paid $nil and $30,000 in consulting fees to a director. At March 31, 2004 and December 31, 2003, the Company was indebted to this director in the amount of $123,463.

During the three month periods ended March 31, 2004 and 2003, the Company paid $nil and $12,000 in consulting fees to a director. At March 31, 2004 and December 31, 2003, $12,000 of these fees were unpaid.

At March 31, 2004 and December 31, 2003, the Company had $41,670 and $31,346 in accounts payable to directors, officers or companies controlled by directors.

During the year ended December 31, 2003, the Company settled $271,972 in related party debt by issuing 1,510,958 common shares at $0.18 per share. (Note 5)

During the period ended March 31, 2004, an officer of the Company received shares in payment of finder’s fees of $43,750 and in payment of debt of $25,951. (Note 5)

NOTE 5 - COMMON STOCK

On April 14, 2003, the Company issued 277,776 common shares at $0.18 per share by way of a private placement for total proceeds of $50,000.

On April 14, 2003, the Company converted $308,947 in accounts payable and $28,700 in loans payable into 1,875,817 common shares at $0.18 per share. (Note 4)

On March 3, 2004, the Company issued a total of 8,750,000 units at $0.05 per unit by way of a private placement for cash of $437,500. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on March 3, 2005. The fair value of the warrants was estimated to be $109,375 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On March 3, 2004, the Company issued a total of 875,000 units, to an officer of the Company, at $0.05 per unit for finders’ fees of $43,750. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on March 3, 2005. The fair value of the warrants was estimated to be $10,938 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On March 3, 2004, the Company issued a total of 519,020 units, to an officer of the Company, at $0.05 for each unit in exchange for debt totalling $25,951. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on March 3, 2005. The fair value of the warrants was estimated to be $6,488 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

At March 31, 2005, 355,000 units had been subscribed for at $0.05 per unit. (Note 9)

Page - 13

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2004

NOTE 6 - STOCKHOLDER RIGHTS PLAN

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

At March 31, 2004 and December 31, 2003, the Company had reserved 196,063,250 and 143,568,150 shares for the exercise of these rights for the issued, outstanding and subscribed shares and 67,838,510 and 17,118,410 for the potential exercise of outstanding options and warrants.

NOTE 7 - STOCK OPTIONS AND WARRANTS

During the three month period ended March 31, 2004 no stock options were issued or cancelled. During the three month period ended March 31, 2004, 10,144,020 share purchase warrants were issued. (Note 5)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

During the three month period ended March 31, 2004, the Company has been focusing on developing its oil and gas business. As such, the Company has accumulated a deficit of approximately $61 million to date and additional financing will be required by the Company to support development of its oil and gas properties until such time as the Company achieves positive cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9 - SUBSEQUENT EVENTS

Oil and Gas Properties
Based on a December 31, 2004 reserves study the Company recorded an impairment charge on their Utah oil and gas properties. Based on this study the Company valued the Utah oil and gas properties at an amount equal to the present value, discounted at 10%, of the estimated future net revenues from proved oil and gas reserves of approximately $5.7 million (calculated, based on estimated net revenues of $18.5 million) plus the cost, or estimated fair value, if lower of unproved properties, less estimated future expenditures to be incurred in developing and producing the proved reserves of approximately $3.3 million. The present value of estimated future net revenues was computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of December 31, 2004, assuming the continuation of existing economic conditions. (Note 3)

Page - 14

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
March 31, 2004

NOTE 9 - SUBSEQUENT EVENTS, continued

Common Shares and Warrants
Between April 1, 2004 and December 31, 2004, the Company issued 14,688,623 units for cash of $2,704,393 and 929,167 units, to an officer, as a finder’s fee of $182,500 for arranging placement of 9,291,670 of the 14,688,623 units. These units were issued at prices between $0.05 and $0.20 per unit. Each unit is comprised of one common share and one share purchase warrant, each warrant entitles the holder to purchase one share of the Company’s common stock, is exercisable at prices between $0.25 to $0.35 per share and expires within one to three years. The fair value of the warrants was estimated to be $721,723 (25% of the $2,886,893 in debt or proceeds received from the sale of the units).

Between April 1, 2004 and December 31, 2004, the Company issued 855,980 units for debt of $42,799, the units were issued at $0.05 per unit. Each unit is comprised of one common share and one share purchase warrant, each warrant entitles the holder to purchase one common share of the Company’s stock, is exercisable at $0.35 and expires in one year. The fair value of the warrants was estimated to be $10,700 (25% of the $42,799 in debt).

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

Page - 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF BREK ENERGY CORPORATION AND ITS SUBSIDIARIES FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN BREK’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003.

OVERVIEW

Until 2002, we focused our operations on the electronic payment processing business. During 2001 and 2002, we disposed of our electronic payment processing businesses. In July 2002, we acquired a 25% working interest in the undeveloped oil and gas leases owned by Gasco Energy, Inc. in Utah, Wyoming, and California, and we acquired a 51.53% non-dilutable voting interest in Vallenar Energy Corp. a company engaged in oil and gas exploration.

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

FINANCIAL CONDITION

During the first quarter of 2003 we began operating as an oil and gas company and ceased to be a development stage company.

Page - 16

We had a net loss of $59,874 during the three months ended March 31, 2004. As of March 31, 2004, we had a cash balance of $296,144, trade accounts receivable of $21,180, and prepaid expenses of $894. When these current assets were offset against our current obligations of $1,287,555 in accounts payable and accrued liabilities and $177,133 in amounts due to related parties, we were left with a working capital deficit of $1,146,470 at March 31, 2004.

As of the date of this filing, we believe that our cash and cash equivalents are not sufficient to satisfy our working capital needs and that in order to satisfy our operational and working capital requirements for the foreseeable future we must raise funds through private loans, private placement of our shares of common stock or issuance of shares for debt.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements for the fiscal years 2003 and 2002, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital and generating sufficient revenues to become profitable. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable oil and gas properties, generate revenues from our oil and gas production and control production costs. Based upon current plans, we expect to incur operating losses in future periods. We cannot assure that we will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RELATED PARTY TRANSACTIONS

Included in the $177,133 that is due to related parties at March 31, 2004, is $144,406 in directors’ fees that were accrued during 2002 and 2003 and $32,727 in payments that some of our directors and officers made to our creditors. None of the amounts due to related parties bear interest or have any fixed terms of repayment. During the three months ended March 31, 2004, $25,951 in related party debt was repaid with the issuance of 519,020 of our shares of common stock. Subsequent to March 31, 2004, $10,394 of the $177,133 due to related parties at March 31, 2004, was repaid through the issuance of 207,880 of our shares of common stock.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 TO THE THREE MONTHS ENDED MARCH 31, 2003.

Overall Results of Operations

For the three months ended March 31, 2004, we had a net loss of $59,874, or $(0.01) per share, which was a decrease of $91,021 from the net loss of $150,895 or $(0.01) per share for the three months ended March 31, 2003. The decrease in net loss for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was primarily due a decrease in general and administrative expenses which was the result of our discontinuing our operations in Hong Kong during the first quarter of 2003.

Revenue

Total revenue for the three months ended March 31, 2004 was $16,110 compared to $14,186 for the three months ended March 31, 2003. Revenue from the Wyoming oil and gas properties for the three months ended March 31, 2004 and 2003 were $1,768 and $14,186. Revenue from the Utah oil and gas properties was $14,342 and $nil for the three months ended March 31, 2004 and 2003. During the first quarter of 2004, we acquired more production from our Utah properties when we increased our percentage interest in some of the Utah leases in which we had a very small interest, which included four producing wells. Our Wyoming revenue decreased due to the decline in production from the wells. We expect our Utah revenue to increase as we drill more wells; and our Wyoming revenue to continue to decline.

Operating Expenses

Total operating expenses decreased to $75,707 for the three months ended March 31, 2004, from $168,901 for the three months ended March 31, 2003, due primarily to a decrease in professional fees of $136,224 offset by an increase in travel and promotion of $40,989 and in administration, office and rent of $2,041. Our professional fees declined due to the reduction in our operations, and our travel expenses increased because of our increase in investing activities. We expect our operating and administrative expenses to increase as we increase our investing and financing activities.

Page - 17

Interest Income

Interest income decreased to $nil from $6,751 for the three month periods ended March 31, 2004 and 2003 primarily due to the decrease in cash float in our bank accounts.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, and we do not have any non-consolidated, special-purpose entities.

Liquidity and Capital Resources

As of March 31, 2004, we had a cash balance of $296,144 and negative cash flows from operations of $143,478 for the period then ended. During the three month period ended March 31, 2004 we funded our operations through revenue of $16,110 and a private placement of 9,105,000 units for which we received cash of $455,250. In return for arranging the private placement, we issued to an officer 875,000 units in payment of finder’s fees in the amount of $43,750. We also repaid $25,951 in debt to an officer through the issuance of 519,020 units. Each unit consists of one share of common stock and one share purchase warrant.

The notes to our consolidated financial statements as of March 31, 2004, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $61,402,076. We have successfully generated sufficient working capital and liquidity through oil and gas revenues and the private placement of our shares of common stock until the date of this filing, and believe that we can continue to do so for the next twelve months. At March 31, 2004 we had $1,464,688 in current liabilities. We cannot give any assurance that we will succeed in developing our business and achieving a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the three months ended March 31, 2004.

Net Cash Used In Operating Activities

We used net cash of $143,478 in operating activities during the three months ended March 31, 2004, which was primarily the result of a net loss of $59,874, an increase in accounts receivable and other receivables of $15,152, an increase in prepaid expenses and deposits of $894, a decrease of $59,962 in accounts payable and accrued liabilities, and a decrease in amounts due to related parties of $7,873, offset by an adjustment to minority interest of $277.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2004, financing activities provided $455,250 in cash: $437,500 from the issuance of units; and $17,750 from the subscription for units.

Net Cash Used In Investing Activities

During the three months ended March 31, 2004, we invested $17,946 in our oil and gas properties.

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

Page - 18

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

Contingencies and Commitments

We had no contingencies or long-term commitments at March 31, 2004, except for the Transworld litigation and the Burlington settlement payable which are disclosed in the commitments and contingencies section of the footnotes to our consolidated financial statements, appearing elsewhere herein.

As is customary in the oil and gas industry, we may at times have agreements to reserve or earn acreage or wells. If we do not pay as required by these agreements, we may lose the acreage or wells.

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the financial statements of our subsidiaries. All significant inter-company balances and transactions have been eliminated.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our financial statements are based on a number of significant estimates, including the estimates of the oil and gas reserve quantities that are the basis for the calculation of depletion and impairment of oil and gas properties.

Page - 19

Accounts Receivable

Receivables represent valid claims against debtors for sales arising on or before the date of the balance sheet and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At March 31, 2004 and December 31, 2003, we considered all of the trade accounts receivable collectable.

Revenue Recognition

We recognize oil and gas revenue as income when the oil and gas is produced and sold.

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

Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated depletion and net of deferred income taxes, may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. Our oil and gas wells began producing during the first quarter of 2003, no depletion was recorded during the three months ended March 31, 2004 because at December 31, 2002, our oil and gas properties were either written down to a nominal value or written down to their net present value, based on a December 31, 2004 reserves study.

Stock-based Compensation

We account for our stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to our employees and directors. Accordingly, no compensation cost has been recognized for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. If we had determined compensation expense for the options granted to our employees and directors based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, our net loss and net loss per share for the three months ended March 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

Page - 20

	For the Three Months Ended	For the Three Months Ended
	March 31, 2004	March 31, 2003

Net loss attributable to common shareholders:

As reported	$(59,874)	$(150,895)
Stock based employee compensation determined
under the fair value based method	-	(490)
Pro-forma	$(59,874)	$(151,385)
Net loss per share of common stock:

As reported	$(0.01)	$(0.01)
Pro forma	$(0.01)	$(0.01)

The fair value of the common stock options granted during the three months ended March 31, 2004 and 2003, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

	2004	2003

Expected dividend yield	-	-
Expected price volatility	131% to 151%	131% to 151%
Risk-free interest rate	3% to 5%	3% to 5%
Expected life of options	5 years	5 years

OTHER MATTERS

Contractual Obligations

The only contractual obligation we had at March 31, 2004 was the following Burlington settlement:

On March 1, 2004, the Company and Burlington Resources Oil & Gas Company LP (“Burlington”) entered into a settlement agreement whereby the Company agreed to pay Burlington a total of $691,874, in twelve equal monthly payments, commencing August 14, 2004, plus legal and court imposed interest.

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

Certain parts of this Form 10-QSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current management’s expectations. Our actual results could differ materially from those in our forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause our future results to differ from these expectations include general economic conditions, particularly as they affect our ability to raise sufficient working capital, the costs of bringing our oil and gas properties into production, and the market for our production. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, our outcome may vary substantially from our anticipated or projected results, and accordingly, we express no opinion on the achievability of those forward-looking statements and give no assurance that any of the assumptions relating to the forward-looking statements are accurate.

Page - 21

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

January 15, 2004 - $0.05 Offering

On January 15, 2004, the board of directors authorized the issuance of up to 11,000,000 units at an offering price of $0.05 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant is exercisable for 12 months at an exercise price of $0.35 per warrant. The value of the units was arbitrarily set by Brek and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a “private transaction”.

Page - 22

In March 2004, Brek raised $437,500 in cash from this offering and issued an aggregate 8,750,000 restricted units to the six non-US subscribers outside the United States and an additional 875,000 restricted units as a finder’s fee to one non-US finder outside the United States, who was an executive officer of Brek.

Also, in March 2004 and in May 2004 and as part of this same offering, Brek issued an aggregate 1,375,000 restricted units as settlement of $68,750 of debt owed to five creditors of Brek, who had previously provided services to Brek. Of the five creditors, two were non-US persons outside the United States and three were accredited investors in the United States. Of these creditors, one was an executive officer and one was a director of Brek.

Brek relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission for the private placement in March 2004 and two of the debt settlements. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. Brek received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

Finally, Brek relied upon Section 4(2) of the Securities Act of 1933 and Rule 506 Regulation D promulgated pursuant to that Act by the Securities and Exchange Commission for the other three debt settlements. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with. Specifically, the offer was made to only accredited investors, as that term is defined under applicable federal and state securities laws. The share certificates representing the shares have been legended with the applicable trading restrictions.

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

Item 3.02 - Unregistered Sales of Equity Securities

On January 15, 2004, the board of directors authorized the issuance of up to 11,000,000 units at an offering price of $0.05 per unit. See “Item 2 - Recent Sale of Unregistered Securities” above for more details.

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, President and Chief Executive Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, Chief Financial Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

October 31, 2005

Page - 31