Form 10QSB
period 2004-06-30
BREK ENERGY CORP
filed 2005-11-21
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2004

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
[  ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 30, 2004
shares of common stock - $0.0001 par value	48,571,964

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BREK ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As at June 30, 2004 and December 31, 2003 and
for the three and six month periods ended June 30, 2004 and 2003

UNAUDITED

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

BREK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
	2004	2003

ASSETS

Current Assets

Cash	$138,665	$2,318
Trade accounts receivable	10	6,028
Subscriptions receivable	25,000	-
Due from related party (Note 4)	141,779	-
Prepaids	132,591	-

	438,045	8,346

Oil and gas properties (Note 3)	3,592,034	2,339,345

TOTAL ASSETS	$4,030,079	$2,347,691

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$1,168,722	$1,347,517
Due to related parties (Note 4)	163,330	210,957

TOTAL LIABILITIES	1,332,052	1,558,474

Commitments and contingencies (Note 8)

Minority interest	67,069	65,342

STOCKHOLDERS' EQUITY

Share capital (Note 5)
Authorized
300,000,000 common shares, $0.001 par value
Issued and outstanding
48,571,964 and 28,713,630 common shares	48,572	28,714
Additional paid in capital	55,436,381	54,021,239
Common stock purchase warrants	8,537,375	8,016,124
Deficit	(61,391,370)	(61,342,202)

TOTAL STOCKHOLDERS' EQUITY	2,630,958	723,875

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,030,079	$2,347,691

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Revenue	$55,443	$903	$71,553	$15,089

Expenses

Operating expenses
General and administrative	43,287	107,429	118,994	276,330

Total operating expenses	43,287	107,429	118,994	276,330

Income (Loss) from operations before interest income	12,156	(106,526)	(47,441)	(261,241)

Interest income	-	1,620	-	8,371

Income (Loss) before minority interest	12,156	(104,906)	(47,441)	(252,870)

Minority interest	(1,450)	(1,451)	(1,727)	(4,382)

Net Income (Loss) for the period	$10,706	$(106,357)	$(49,168)	$(257,252)

Basic and diluted earnings (loss) per share	$0.01	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding	44,069,088	28,405,974	38,007,714	27,488,105

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 and 2003
UNAUDITED

					Accumulated
	Common Stock Issued		Additional	Common Stock	Other
	Number of		Paid in	Purchase	Comprehensive
	Shares	Amount	Capital	Warrants	Loss	Total
Balance, January 1, 2003	26,560,037	$26,561	$53,635,745	$8,016,124	$(61,080,323)	$598,107

Shares issued for cash	277,776	277	49,723	-	-	50,000
Shares issued for debt	1,875,817	1,876	335,771	-	-	337,647
Net loss for the six month period ended,
June 30, 2003	-	-	-	-	(257,252)	(257,252)

Balance, June 30, 2003	28,713,630	28,714	54,021,239	8,016,124	(61,337,575)	728,502

Net loss for the six month period ended,
December 31, 2003	-	-	-	-	(4,627)	(4,627)

Balance, December 31, 2003	28,713,630	28,714	54,021,239	8,016,124	(61,342,202)	723,875

Units issued for cash	17,041,667	17,042	1,379,833	465,625	-	1,862,500
Units issued for debt	2,691,667	2,691	145,434	49,376	-	197,501
Finders fees	-	-	(128,750)	-	-	(128,750)
Shares issued, cash paid July 2004	125,000	125	18,625	6,250	-	25,000
Net loss for the six month period ended,
June 30, 2004	-	-	-	-	(49,168)	(49,168)

June 30, 2004	48,571,964	$48,572	$55,436,381	$8,537,375	$(61,391,370)	$2,630,958

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Month Periods Ended June 30,
	2004	2003

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss for the period	$(49,168)	$(257,252)

Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest	1,727	4,382

	(47,441)	(252,870)

Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	6,018	(4,362)
(Increase) decrease in prepaids	(132,591)	32,447
Increase in amount due from related party	(141,779)	-
(Decrease) increase in accounts payable and accrued liabilities	(146,390)	328,317
(Decrease) increase in amounts due to related parties	(11,281)	112,099

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(473,464)	215,631

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash spent on oil and gas properties	(1,252,689)	(269,010)

NET CASH USED IN INVESTING ACTIVITIES	(1,252,689)	(269,010)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Proceeds from issuance of common stock	1,862,500	50,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,862,500	50,000

Net increase (decrease) in cash and cash equivalents	136,347	(3,379)

Cash at the beginning of the period	2,318	3,801

Cash at the end of the period	$138,665	$422

Supplemental cash information:

Cash paid during the period for:
Interest	$-	$-

Non-cash Transactions:
Issuance of common stock purchase warrants	$521,251	$-
Shares issued, cash received July 2004	$25,000	$-
Issuance of common shares to an officer in payment of finders fees	$128,750	$-
Issuance of common shares in settlement of amounts due to related parties	$36,346	$271,972
Issuance of common shares in settlement of debt	$32,405	$65,675

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004

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

Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003 included in the Company’s annual report on Form 10-KSB.

Page - 7

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004

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

Accounts Receivable
Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At June 30, 2004 and December 31, 2003, all of the trade accounts receivable were considered collectable.

Revenue Recognition
Oil and gas revenue is recognized as income when the oil and gas is produced and sold.

Segment Reporting
The Company is currently centrally managed and operates in one business segment: the oil and gas industry in the United States.

Comprehensive Income
Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. The Company had no comprehensive income during the three and six month periods ended June 30, 2004 and 2003.

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
June 30, 2004

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

Under the full cost method of accounting, capitalized oil and gas property costs, less accumulated depletion and net of deferred income taxes, may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. The Company’s oil and gas wells began producing during the first quarter of 2003, no depletion was recorded during the three and six month periods ended June 30, 2004 because at December 31, 2002, the Company’s oil and gas properties were either written down to a nominal value or written down to their net present value, based on a December 31, 2004 reserves study. (Note 9)

Page - 9

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation
The Company accounts for its stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the three and six months ended June 30, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss) attributable to common shareholders:
As reported	$10,706	$(106,357)	$(49,168)	$(257,252)
Stock based employee compensation determined under the fair value based method	-	-	-	(490)
Pro forma	$10,706	$(106,357)	$(49,167)	$(257,742)
Net income(loss) per common share:

As reported	$0.01	$(0.01)	$(0.01)	$(0.01)
Pro forma	$0.01	$(0.01)	$(0.01)	$(0.01)

The fair value of the common stock options granted during 2004 and 2003, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

	2004	2003
Expected dividend yield	-	-
Expected price volatility	131% to 151%	131% to 151%
Risk-free interest rate	3% to 5.5%	3% to 5.5%
Expected life of options	5 years	5 years

Page - 10

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004

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
UNAUDITED
June 30, 2004

NOTE 3 - OIL AND GAS PROPERTIES, continued

The following table presents the Company’s oil and gas property acquisitions, exploration and development expenditures and an adjustment for impairment charges:

	June 30, 2004	December 31, 2003

Property acquisition costs
Acquired in share exchange with Gasco	$14,402,000	$14,402,000
Acquired in exchange for common shares of the
Company	2,862,750	2,862,750
Acquired upon acquisition of Vallenar	872,391	872,391
Additional property acquisitions	800,000	-
Exploration and development expenditures	1,289,080	836,391
	20,226,221	18,973,532
Less: Impairment charges	(16,634,187)	(16,634,187)

	$3,592,034	$2,339,345

At June 30, 2004 and December 31, 2003, the Company’s proved and unproved oil and gas properties consisted of leasehold interests and exploration and development costs related to their interests in Texas, Utah, Wyoming and California. The Company’s proven and unproven properties are evaluated periodically for the possibility of potential impairment. At June 30, 2004 and December 31, 2003, the Company’s oil and gas properties were valued as follows:

	June 30, 2004	December 31, 2003

Proved & Unproved Properties

Property acquisition costs:

Utah	$2,832,560	$2,032,560
Wyoming	100	100
California	100	100
Texas	100	100

Exploration & development costs:

Wyoming	-	-
Utah	759,174	306,485
California	-	-
Texas	-	-
	$3,592,034	$2,339,345

During the period ended June 30, 2004 and the year ended December 31, 2003, no impairment charges were recorded against the Texas, California and Wyoming properties.

During the period ended June 30, 2004 and the year ended December 31, 2003, no impairment charges were recorded against the Utah properties. At December 31, 2002, the Company recorded impairment charges against their Utah property based on a reserves study completed December 31, 2004. (Note 9)

Page - 12

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six month periods ended June 30, 2004 and 2003, the Company paid $nil and $30,000 in consulting fees to a director. At June 30, 2004 and December 31, 2003, the Company was indebted to this director in the amount of $123,463.

During the six month periods ended June 30, 2004 and 2003, the Company paid $nil and $12,000 in consulting fees to a director. At June 30, 2004 and December 31, 2003, $12,000 of these fees were unpaid.

At June 30, 2004 and December 31, 2003, the Company had $27,867 and $31,346 in accounts payable to directors or companies controlled by directors.

During the period ended June 30, 2004, an officer of the Company received shares in payment of finder’s fees of $128,750 and in payment of debt of $25,951. (Note 5)

During the year ended December 31, 2003, the Company settled $271,972 in related party debt by issuing 1,510,958 common shares at $0.18 per share. (Note 5)

At June 30, 2004 and December 31, 2003, the Company had $141,779 and $nil in accounts receivable from a related limited partnership. These funds were repaid subsequent to in July of 2004.

NOTE 5 - COMMON STOCK

On April 14, 2003, the Company issued 277,776 common shares at $0.18 per share by way of a private placement for total proceeds of $50,000.

On April 14, 2003, the Company converted $308,947 in accounts payable and $28,700 in loans payable into 1,875,817 common shares at $0.18 per share. (Note 4)

On March 3, 2004, the Company issued a total of 8,750,000 units at $0.05 for each unit, by way of a private placement for cash of $437,500. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on March 3, 2005. The fair value of the warrants was estimated to be $109,375 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On March 3, 2004, the Company issued a total of 875,000 units, to an officer of the Company, at $0.05 for each unit, for finders’ fees of $43,750. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on March 3, 2005. The fair value of the warrants was estimated to be $10,938 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On March 3, 2004, the Company issued a total of 519,020 units, to an officer of the Company, at $0.05 for each unit, in exchange for debt totalling $25,951. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on March 3, 2005. The fair value of the warrants was estimated to be $6,488 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 6, 2004, the Company issued a total of 4,666,667 units at $0.15 for each unit, by way of a private placement for cash of $700,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.25. The warrants have a term of three years and will expire on May 6, 2007. The fair value of the warrants was estimated to be $175,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 6, 2004, the Company issued a total of 66,667 units, to an officer of the Company, at $0.15 for each unit, for finders’ fees of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.25. The warrants have a term of three years and will expire on May 6, 2007. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

Page - 13

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004

NOTE 5 - COMMON STOCK, continued

On May 6, 2004, the Company issued a total of 855,980 units at $0.05 for each unit, in exchange for debt totalling $42,799. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on May 6, 2005. The fair value of the warrants was estimated to be $10,700 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 24, 2004, the Company issued a total of 2,000,000 units at $0.20 for each unit, by way of a private placement for cash of $375,000 and an accounts receivable for $25,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 24, 2007. The fair value of the warrants was estimated to be $100,000 and has been recorded as a separate component of stockholders’ equity. The $25,000 account receivable was collected in July, 2004. (Note 7)

On May 24, 2004, the Company issued a total of 1,500,000 units at $0.20 for each unit, by way of a private placement for cash of $300,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on May 24, 2006. The fair value of the warrants was estimated to be $75,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 24, 2004, the Company issued a total of 350,000 units to an officer of the Company, at $0.20 for each unit, for finders’ fees of $70,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 24, 2007. The fair value of the warrants was estimated to be $17,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On May 28, 2004, the Company issued a total of 250,000 units at $0.20 for each unit, by way of a private placement for cash of $50,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 28, 2007. The fair value of the warrants was estimated to be $12,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 28, 2004, the Company issued a total of 25,000 units to an officer of the Company, at $0.20 for each unit, for finders’ fees of $5,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 28, 2007. The fair value of the warrants was estimated to be $1,250 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

NOTE 6 - STOCKHOLDER RIGHTS PLAN

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

At June 30, 2004 and December 31, 2003, the Company had reserved 242,859,820 and 143,568,150 shares for the exercise of these rights for the issued, outstanding and subscribed shares and 116,410,080 and 17,118,410 for the potential exercise of outstanding options and warrants.

NOTE 7 - STOCK OPTIONS AND WARRANTS

During the six month period ended June 30, 2004 no stock options were issued or cancelled. During the six month period ended June 30, 2004, 19,858,334 share purchase warrants were issued. (Note 5)

Page - 14

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
June 30, 2004

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

During the six month period ended June 30, 2004, the Company has been focusing on developing its oil and gas business. As such, the Company has accumulated a deficit of approximately $61 million to date and additional financing will be required by the Company to support development of its oil and gas properties until such time as the Company achieves positive cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9 - SUBSEQUENT EVENTS

Oil and Gas Properties
Based on a December 31, 2004, reserves study the Company recorded an impairment charge on their Utah oil and gas properties. Based on this study the Company valued the Utah oil and gas properties at an amount equal to the present value, discounted at 10%, of the estimated future net revenues from proved oil and gas reserves of approximately $5.7 million (calculated, based on estimated net revenues of $18.5 million) plus the cost, or estimated fair value, if lower of unproved properties, less estimated future expenditures to be incurred in developing and producing the proved reserves of approximately $2.1 million. The present value of estimated future net revenues was computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of December 31, 2004, assuming the continuation of exiting economic conditions. (Note 3)

Common Shares and Warrants
Between July 1, 2004 and December 31, 2004, the Company issued 6,271,956 units for cash of $1,254,393 and 487,500 units, to an officer, as a finder’s fee of $97,500 for arranging placement of 4,875,000 of the 6,271,956 units. These units were issued at $0.20 per unit. Each unit is comprised of one common share and one share purchase warrant, each warrant entitles the holder to purchase one share of the Company’s common stock, is exercisable at prices between $0.30 to $0.35 per share and expires within two to three years. The fair value of the warrants was estimated to be $313,598 (25% of the $1,254,393 in debt or proceeds received from the sale of the units).

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

Page - 15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF BREK ENERGY CORPORATION AND ITS SUBSIDIARIES FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN BREK’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003.

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
.

FINANCIAL CONDITION

We had a net loss of $49,168 during the six months ended June 30, 2004. As of June 30, 2004, we had a cash balance of $138,665, trade accounts receivable of $10, subscriptions receivable of $25,000, accounts receivable from a related company of $141,779 and prepaid expenses of $132,591. When these current assets are offset against our current obligations of $1,168,722 in accounts payable and accrued liabilities and $163,330 in amounts due to related parties, we are left with a working capital deficit of $894,007 at June 30, 2004. Our cash and cash equivalents at June 30, 2004, were not sufficient to satisfy our working capital needs and they are not as of the date of this filing. In order to satisfy our operational and working capital requirements for the foreseeable future we must raise funds through private loans, private placement of our shares of common stock or issuance of shares for debt.

Page - 16

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements for the fiscal years 2003 and 2002, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital and generating sufficient revenues to become profitable. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable oil and gas properties, generate revenues from our oil and gas production and control production costs. Based upon current plans, we expect to incur operating losses in future periods. There is no assurance that we will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RELATED-PARTY TRANSACTIONS

Included in the $163,330 that is due to related parties at June 30, 2004, is $144,406 in directors’ fees that were accrued during 2002 and 2003 and $18,924 that directors and officers paid to our creditors on our behalf. None of the amounts due to related parties bear interest or have any fixed terms of repayment. During the six months ended June 30, 2004, we repaid $36,345 in related-party debt by issuing 726,900 of our shares of common stock.

At June 30, 2004 we had an account receivable of $132,591 due from a related limited partnership. This receivable was paid in July of 2004.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003.

Overall Results Of Operations

For the three months ended June 30, 2004, we had net income of $10,706, or $0.01 per share, which was an increase of $117,063 from our net loss of $106,357 or $(0.01) per share for the three months ended June 30, 2003. The decrease in net loss for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was primarily due to a decrease in general and administrative expenses caused by our reducing our office and rent expenses by shutting down our Hong Kong operations in early 2003 and an increase in revenue, which was the result of production increasing on our Utah oil and gas wells.

For the six months ended June 30, 2004, we had a net loss of $49,168, or $(0.01) per share, which was a decrease of $208,084 from our net loss of $257,252 or $(0.01) per share for the six months ended June 30, 2003. The decrease in net loss for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was primarily due to a decrease in general and administrative expenses which was the result of our discontinuing our operations in Hong Kong in the first quarter of 2003 and an increase in revenue as a result of increase in production from our Utah oil and gas wells in 2004.

Revenue

Total revenue for the three months ended June 30, 2004 was $55,443 compared to $903 for the three months ended June 30, 2003. Revenue from the Wyoming oil and gas properties for the three months ended June 30, 2004 and 2003 were $4,571 and $903. Revenue from the Utah oil and gas properties was $50,872 and $nil for the three month periods ended June 30, 2004 and 2003. During the second quarter of 2004, our oil and gas production increased because we increased our percentage interest in some of our Utah leases in which we had a very small interest, which increased our interest in the revenue generated by the wells on the leases. We expect our revenues to increase as a result of this purchase and future drilling, but expect that our Wyoming revenues will continue to decrease.

Total revenue for the six months ended June 30, 2004 was $71,553 compared to $15,089 for the six months ended June 30, 2003. Revenue from the Wyoming oil and gas properties for the six months ended June 30, 2004 and 2003 were $6,338 and $15,089. Revenue from the Utah oil and gas properties was $65,215 and $nil for the six months ended June 30, 2004 and 2003. During the first six months of 2004, our oil and gas production increased because we increased our percentage interest in some of our Utah leases in which we had a very small interest, which increased our interest in the revenue generated by the wells included in the purchase. We expect our revenues to increase as a result of this purchase and future drilling, but expect that our Wyoming revenues will continue to decrease.

Operating Expenses

Total operating expenses decreased to $43,287 for the three months ended June 30, 2004, from $107,429 for the three months ended June 30, 2003, due primarily to a decrease in professional fees of $76,239 and in administration, office and rent of $4,045 offset by an increase in travel and promotion of $16,142. Our professional fees declined due to the reduction of our operations, and our travel expenses increased because of the increase in our investing and financing activities. We expect our operating and administrative expenses to increase as we increase our investing and financing activities.

Page - 17

Total operating expenses decreased to $118,994 for the six months ended June 30, 2004, from $276,330 for the six months ended June 30, 2003, due primarily to a decrease in professional fees of $212,463 and in administration, office and rent of $2,004 offset by an increase in travel and promotion of $57,131. Our professional fees, administration, office and rent declined due to the reduction of our operations, and our travel and promotion expenses increased because of the increase in our investing and financing activities.

Interest Income

Interest income decreased to $nil from $1,620 for the three month periods ended June 30, 2004 and 2003 primarily due to the decrease in cash float in our bank accounts.

Interest income decreased to $nil from $8,371 for the six month periods ended June 30, 2004 and 2003 primarily due to the decrease in cash float in our bank accounts.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, and we do not have any non-consolidated special purpose entities.

Liquidity And Capital Resources

As of June 30, 2004, we had a cash balance of $138,665 and negative cash flows from operations of $473,464 for the period then ended. During the six month period ended June 30, 2004 we funded our operations through revenue from our oil and gas properties of $71,553 and the private placement of 17,041,667 units for which we received cash of $1,862,500. In return for arranging the private placement, we issued 1,316,667 units in payment of finder’s fees to one of our officers in the amount of $128,750. We also repaid $32,405 in debt through the issuance of 648,100 units and we repaid debt of $36,346 to one of our officers through the issuance of 726,900 units. Each unit consists of one share of common stock and one share purchase warrant.

The notes to our consolidated financial statements as of June 30, 2004 contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, we have an accumulated deficit of $61,391,370. We have successfully generated sufficient working capital and liquidity through oil and gas revenues and the private placement of our shares of common stock until the date of this filing, and believe that we can continue to do so for the next twelve months. As of June 30, 2004, we had $1,332,052 in current liabilities and we cannot give any assurance that we will succeed in developing our business and achieving a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the six months ended June 30, 2004.

Net Cash Used In Operating Activities

Net cash used in operating activities during the six months ended June 30, 2004 was $473,464, the use of this cash was primarily the result of a net loss of $49,168, an increase in prepaids of $132,591, an increase in the amount due from a related party of $141,779, a decrease of $146,390 in accounts payable and accrued liabilities and a decrease in amounts due to related parties of $11,281, offset by a decrease in trade accounts payable of $6,018 and an adjustment to minority interest of $1,727.

Page - 18

Net Cash Provided By Financing Activities

During the six month period ended June 30, 2004, $1,862,500 in cash was provided by financing activities from the issuance of 17,041,667 units.

Net Cash Used In Investing Activities

During the six month period ended June 30, 2004, we used $1,252,689 in investing activities. This money was spent on our oil and gas properties, both to drill new wells and to buy out our percentage interest in the ConocoPhillips wells and leases.

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

Contingencies And Commitments

We had no contingencies or long-term commitments at June 30, 2004, except for the Transworld litigation and the Burlington settlement payable which are disclosed in the commitments and contingencies section of the footnotes to our consolidated financial statements, appearing elsewhere herein.

As is customary in the oil and gas industry, we may at times have agreements to reserve or earn acreage or wells. If we do not pay as required by these agreements, we may lose the acreage or wells.

Page - 19

Critical Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the financial statements of our subsidiaries. All significant inter-company balances and transactions have been eliminated. We have accounted for affiliated companies (20% to 50% owned companies) in which we do not have significant influence using the equity method. Our share of earnings (losses) from these companies is included in the accompanying consolidated statements of operations.

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

Accounts Receivable

Our receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At June 30, 2004 and December 31, 2003, we considered that all of the trade accounts receivable were collectable.

Revenue Recognition

We recognize oil and gas revenue as income when the oil and gas are produced and sold.

Segment Reporting

We are centrally managed and operate in one business segment: the oil and gas industry in the United States.

Oil and Gas Properties

We follow the full-cost method of accounting whereby we capitalize all costs related to the acquisition of oil and gas leases and acquisition and development of oil and gas properties into a single cost center (“full-cost pool”). These costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. We generally credit the proceeds from property sales to the full-cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full-cost pool.

We compute the depletion of exploration and development costs and depreciation of production equipment using the units-of-production method based upon estimated proven oil and gas reserves. We withhold the costs of unproved properties from the depletion base until they are either developed or abandoned. We review the properties periodically for impairment. We transfer the total well costs to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, we convert relative volumes of oil and gas production and reserves at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Under the full-cost method of accounting, capitalized oil and gas property costs, less accumulated depletion and net of deferred income taxes, may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. Our oil and gas wells began producing during the first quarter of 2003, no depletion was recorded during the three and six month periods ended June 30, 2004 because at December 31, 2002, our oil and gas properties were either written down to a nominal value or written down to their net present value, based on a December 31, 2004 reserves study. (Note 9)

Page - 20

Stock-based Compensation

We account for our stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to our employees and directors. Accordingly, we recognized no compensation cost for these options. We recognized compensation expense in the accompanying financial statements for stock options that were issued to our outside consultants. Had we determined compensation expense for the options granted to our employees and directors based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, our net loss and net loss per share for the three and six months ended June 30, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net income (loss) attributable to common shareholders:
As reported	$10,706	$(106,357)	$(49,168)	$(257,252)
Stock based employee compensation determined under the fair value based method	-	-	-	(490)
Pro forma	$10,706	$(106,357)	$(49,167)	$(257,742)
Net income(loss) per common share:

As reported	$0.01	$(0.01)	$(0.01)	$(0.01)
Pro forma	$0.01	$(0.01)	$(0.01)	$(0.01)

The fair value of the common stock options granted during 2004 and 2003, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

	2004	2003

Expected dividend yield	-	-
Expected price volatility	131% to 151%	131% to 151%
Risk-free interest rate	3% to 5.5%	3% to 5.5%
Expected life of options	5 years	5 years

Recent Accounting Pronouncements

During March 2004, the Emerging Issues Task Force (“EITF”) determined that mineral rights as defined in EITF Issue 04-2, “Whether Mineral Rights are Tangible or Intangible Assets”, are tangible assets and should not be considered intangible assets in SFAS 141, “Business Combinations” (“SFAS 141”) and SFAS 142, “Goodwill and Intangible Assets” (”SFAS 142”). The FASB, in agreement with this determination, amended SFAS 141 and 142 through the issuance of FASB Staff Position (“FSP”) FSP 141-1 and 142-1. In addition, the proposed FSP 142-b confirms that SFAS 142 did not change the balance sheet classification or disclosures of mineral rights of oil and gas producing entities. We classify our oil and gas leaseholds as tangible oil and gas properties, which is consistent with EITF 04-02, FSP 141-1 and 142-1, and therefore such pronouncements have not impacted our financial condition or results of operations.

Page - 21

Contractual Obligations

The only contractual obligation we had at June 30, 2004 was the following Burlington settlement:

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

On March 1, 2004, the parties reached a settlement and entered into a Settlement Agreement and Release whereby Brek Petroleum Inc. agreed to pay Burlington a total of $691,874 in 12 equal monthly payments. The total of the settlement was comprised of the original amount claimed for damages, Burlington’s legal fees of $3,278, and court imposed interest. As of June 30, 2004, Brek Petroleum Inc. had delivered three of the monthly payments to Burlington. On July 14, 2005, Brek Petroleum Inc. delivered the twelfth and final monthly payment to Burlington.

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

Page - 23

January 29, 2004 - $0.20 Offering

On January 29, 2004, the board of directors authorized the issuance of up to 7,500,000 units at an offering price of $0.20 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant is exercisable for three years at an exercise price of $0.30 per warrant. The value of the units was arbitrarily set by Brek and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a “private transaction”.

On May 24, 2004, Brek raised $700,000 in cash from this offering and issued an aggregate 3,500,000 restricted units to 10 accredited subscribers in the United States and an additional 350,000 restricted units as a finder’s fee to one non-US finder outside the United States, who was an executive officer of Brek.

On May 28, 2004, Brek raised an additional $50,000 in cash from this offering and issued an additional 250,000 restricted units to one non-US subscriber outside the United States and an additional 25,000 restricted units as a finder’s fee to one non-US finder outside the United States, who was an executive officer of Brek.

On November 30, 2004, Brek raised an additional $110,000 in cash from this offering and issued an additional 550,000 restricted units to two non-US subscribers outside the United States and one accredited subscriber in the United States, and an additional 55,000 restricted units as a finder’s fee to one non-US finder outside the United States, who was an executive officer of Brek.

For the accredited subscribers in the United States, management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with, which exemption is specified by the provisions of Section 4(2) of that Act and Rule 506 Regulation D promulgated pursuant to that Act by the Securities and Exchange Commission. Specifically, the offer was made to only accredited investors, as that term is defined under applicable federal and state securities laws. The share certificates representing the shares have been legended with the applicable trading restrictions.

For the non-US subscribers outside the United States, Brek relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. Brek received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

May 3, 2004 - $0.15 Offering

On May 3, 2004, the board of directors authorized the issuance of up to 5,000,000 units at an offering price of $0.15 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant is exercisable for three years at an exercise price of $0.25 per warrant. The value of the units was arbitrarily set by Brek and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a “private transaction”.

On May 6, 2004, Brek raised $700,000 in cash from this offering and issued an aggregate 4,666,667 restricted units to two non-US subscribers outside the United States, one of which was an executive officer of Brek, and an additional 66,667 restricted units as a finder’s fee to one non-US finder outside the United States, who was an executive officer of Brek.

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

Page - 24

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

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Brek reported all information that was required to be disclosed in a report in the form of a Form 8-K, except for the following

Item 2.06 - Material Impairments

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

Also, on January 29, 2004, the board of directors authorized the issuance of up to 7,500,000 units at an offering price of $0.20 per unit. See “Item 2 - Recent Sale of Unregistered Securities” above for more details.

Also, on May 3, 2004, the board of directors authorized the issuance of up to 5,000,000 units at an offering price of $0.15 per unit. See “Item 2 - Recent Sale of Unregistered Securities” above for more details.

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

Page - 25

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

By: /s/ Richard N. Jeff
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, President and Chief Executive Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, Chief Financial Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

October 31, 2005

Page - 32