Form 10QSB
period 2004-09-30
BREK ENERGY CORP
filed 2005-11-21
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2004

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
[  ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 30, 2004
shares of common stock - $0.0001 par value	48,571,964

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BREK ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2004 and December 31, 2003 and
for the three and nine month periods ended September 30, 2004 and 2003

UNAUDITED

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

BREK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
	2004	2003

ASSETS
Current Assets

Cash	$67,161	$2,318
Trade accounts receivable	-	6,028
Prepaids	522,180	-

	589,341	8,346

Oil and gas properties (Note 3)	3,804,737	2,339,345

TOTAL ASSETS	$4,394,078	$2,347,691

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$1,091,676	$1,347,517
Due to related parties (Note 4)	169,007	210,957

TOTAL LIABILITIES	1,260,683	1,558,474

Commitments and contingencies (Note 8)

Minority interest	68,535	65,342

STOCKHOLDERS' EQUITY

Share capital (Note 5)
Authorized
300,000,000 common shares, $0.001 par value
Issued, outstanding and subscribed
50,468,920 and 28,713,630 common shares	50,470	28,714
Additional paid in capital	56,173,874	54,021,239
Common stock purchase warrants	8,177,375	8,016,124
Deficit	(61,336,859)	(61,342,202)

TOTAL STOCKHOLDERS' EQUITY	3,064,860	723,875

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,394,078	$2,347,691

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Revenue	$135,892	$5,657	$207,445	$20,746

Expenses

Operating expenses
General and administrative	79,915	14,778	198,909	291,107

Total operating expenses	79,915	14,778	198,909	291,107

Income (loss) from operations	55,977	(9,121)	8,536	(270,361)

Interest income	-	-	-	8,371

Net income (loss) before minority interest	55,977	(9,121)	8,536	(261,990)

Minority interest	(1,466)	(1,466)	(3,193)	(5,848)

Net income (loss) for the period	$54,511	$(10,587)	$5,343	$(267,838)

Basic and diluted income (loss) per share	$0.01	$(0.01)	$0.01	$(0.01)

Weighted average shares outstanding	48,571,965	28,713,630	41,554,834	28,626,855

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 and 2003
UNAUDITED

	Common Shares Issued		Additional	Common Stock	Common Shares Subscribed		Accumulated Other
	Number of		Paid in	Purchase	Number of		Comprehensive
	Shares	Amount	Capital	Warrants	Shares	Amount	Income (Loss )	Total
Balance, January 1, 2003	26,560,037	$26,561	$53,635,745	$8,016,124	-	$-	$(61,080,323)	$598,107

Common shares issued for cash	277,776	277	49,723	-	-	-	-	50,000
Common shares issued for debt	1,875,817	1,876	335,771	-	-	-	-	337,647
Net loss for the nine month period ended,
September 30, 2003	-	-	-	-	-	-	(267,838)	(267,838)

Balance, September 30, 2003	28,713,630	28,714	54,021,239	8,016,124	-	-	(61,348,161)	717,916

Net income for the three month period ended,
December 31, 2003	-	-	-	-	-	-	5,959	5,959

Balance, December 31, 2003	28,713,630	28,714	54,021,239	8,016,124	-	-	(61,342,202)	723,875

Units issued for cash	17,166,667	17,167	1,398,458	471,875	-	-	-	1,887,500
Units issued for debt	2,691,667	2,692	145,432	49,376	-	-	-	197,500
Finders fees	-	-	(128,750)	-	-	-	-	(128,750)
Shares subscribed	-	-	-	-	1,896,956	379,392	-	379,392
Common stock purchase warrants, expired			360,000	(360,000)
Net income for the nine month period ended,
September 30, 2004	-	-	-	-	-	-	5,343	5,343

Balance September 30, 2004	48,571,964	$48,573	$55,796,379	$8,177,375	1,896,956	$379,392	$(61,336,859)	$3,064,860

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Month Periods Ended September 30,
	2004	2003

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES

Net income (loss) for the period	$5,343	$(267,838)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Minority interest	3,193	5,848

	8,536	(261,990)
Changes in operating assets and liabilities:
Decrease (Increase) in trade accounts receivable	6,028	(8,299)
(Increase) Decrease in other prepaids	(522,180)	32,447
(Decrease) Increase in accounts payable and accrued liabilities	(223,436)	368,962
(Decrease) Increase in amounts due to related parties	(5,605)	112,099

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(736,657)	243,219

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash spent on oil and gas properties	(1,465,392)	(293,481)

NET CASH USED IN INVESTING ACTIVITIES	(1,465,392)	(293,481)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock for cash	1,887,500	50,000
Proceeds from shares subscribed for cash	379,392	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,266,892	50,000

Net increase (decrease) in cash and cash equivalents	64,843	(262)

Cash at the beginning of the period	2,318	3,801

Cash at the end of the period	$67,161	$3,539

Supplemental cash information:

Cash paid during the period for:
Interest	$-	$-

Non-cash Transactions:
Issuance of common stock purchase warrants	$521,251	$-
Expiry of common stock purchase warrants	$360,000	$-
Issuance of common shares to an officer in payment of finders fees	$128,750	$-
Issuance of common shares in settlement of debt	$32,405	$65,675
Issuance of common shares in settlement of amounts due to related parties	$36,346	$271,972

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004

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

Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003 included in the Company’s annual report on Form 10-KSB.

Page - 7

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004

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

Accounts Receivable
Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At September 30, 2004 and December 31, 2003, all of the trade accounts receivable were considered collectable.

Revenue Recognition
Oil and gas revenue is recognized as income when the oil and gas is produced and sold.

Segment Reporting
The Company is currently centrally managed and operates in one business segment: the oil and gas industry in the United States.

Comprehensive Income
Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. The Company had no comprehensive income during the three and nine month periods ended September 30, 2004 and 2003.

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
September 30, 2004

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. The Company’s oil and gas wells began producing during the first quarter of 2003, no depletion was recorded during the three and nine month periods ended September 30, 2004 because at December 31, 2002, the Company’s oil and gas properties were either written down to a nominal value or written down to their net present value, based on a December 31, 2004 reserves study. (Note 9)

Page - 9

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation
The Company accounts for its stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the three and nine months ended September 30, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income (loss) attributable to common shareholders:
As reported	$54,511	$(10,587)	$5,343	$(267,838)
Stock based employee compensation determined under the fair value based method	-	-	-	(490)
Pro forma	$54,511	$(10,587)	$5,343	$(268,328)
Net income(loss) per common share:

As reported	$0.01	$(0.01)	$0.01	$(0.01)
Pro forma	$0.01	$(0.01)	$0.01	$(0.01)

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
September 30, 2004

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

The Securities and Exchange Commission issued Staff Accounting Bulletin SAB No. 106 (“SAB 106”) in September 2004 regarding the application of SFAS 143 for oil and gas producing entities that follow the full cost accounting method. SAB 106 states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. The Company has calculated its ceiling test computation in this manner since the adoption of SFAS 143 and therefore the adoption of SAB 106 did not have any effect on the Company’s financial statements.

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
September 30, 2004

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

The following table presents the Company’s oil and gas property acquisitions, exploration and development expenditures and an adjustment for impairment charges:

	September 30, 2004	December 31, 2003

Property acquisition costs
Acquired in share exchange with Gasco	$14,402,000	$14,402,000
Acquired in exchange for common shares of the
Company	2,862,750	2,862,750
Acquired upon acquisition of Vallenar	872,391	872,391
Additional property acquisitions	800,000
Exploration and development expenditures	1,501,783	836,391
	20,438,924	18,973,532
Less: Impairment charges	(16,634,187)	(16,634,187)

	$3,804,737	$2,339,345

At September 30, 2004 and December 31, 2003, the Company’s proved and unproved oil and gas properties consisted of leasehold interests and exploration and development costs related to their interests in Texas, Utah, Wyoming and California. The Company’s proven and unproven properties are evaluated periodically for the possibility of potential impairment. At September 30, 2004 and December 31, 2003, the Company’s oil and gas properties were valued as follows:

	September 30, 2004	December 31, 2003

Proved & Unproved Properties

Property acquisition costs

Utah	$2,832,560	$2,032,560
Wyoming	100	100
California	100	100
Texas	100	100

Exploration & development costs:

Wyoming	-	-
Utah	971,877	306,485
California	-	-
Texas	-	-

	$3,804,737	$2,339,345

Page - 12

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004

NOTE 3 - OIL AND GAS PROPERTIES, continued

During the period ended September 30, 2004 and the year ended December 31, 2003, no impairment charges were recorded against the Texas, California and Wyoming properties.

During the period ended September 30, 2004 and the year ended December 31, 2003, no impairment charges were recorded against the Utah properties. At December 31, 2002, the Company recorded impairment charges against their Utah property based on a reserves study completed December 31, 2004. (Note 10)

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine month periods ended September 30, 2004 and 2003, the Company paid $nil and $30,000 in consulting fees to a director. At September 30, 2004 and December 31, 2003, the Company was indebted to this director in the amount of $123,463.

During the nine month periods ended September 30, 2004 and 2003, the Company paid $nil and $12,000 in consulting fees to a director. At September 30, 2004 and December 31, 2003, $12,000 of all of these fees were unpaid.

At September 30, 2004 and December 31, 2003, the Company had $33,544 and $31,346 in accounts payable to directors or companies controlled by directors.

During the period ended September 30, 2004, an officer of the Company received shares in payment of finder’s fees of $128,750 and in payment of debt of $25,951. (Note 5)

During the year ended December 31, 2003, the Company settled $271,972 in related party debt by issuing 1,510,958 common shares at $0.18 per share. (Note 5)

NOTE 5 - COMMON STOCK

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
UNAUDITED
September 30, 2004

NOTE 5 - COMMON STOCK, continued

On May 6, 2004, the Company issued a total of 4,666,667 units at $0.15 for each unit, by way of a private placement for cash of $700,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.25. The warrants have a term of three years and will expire on May 6, 2007. The fair value of the warrants was estimated to be $175,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 6, 2004, the Company issued a total of 66,667 units, to an officer of the Company, at $0.15 for each unit, for finders’ fees of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.25. The warrants have a term of three years and will expire on May 6, 2007. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On May 6, 2004, the Company issued a total of 855,980 units at $0.05 for each unit, in exchange for debt totalling $42,799. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on May 6, 2005. The fair value of the warrants was estimated to be $10,700 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 24, 2004, the Company issued a total of 2,000,000 units at $0.20 for each unit, by way of a private placement for cash of $375,000 and an accounts receivable for $25,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 24, 2007. The fair value of the warrants was estimated to be $100,000 and has been recorded as a separate component of stockholders’ equity. The $25,000 account receivable was collected in July, 2004. (Note 7)

On May 24, 2004, the Company issued a total of 1,500,000 units at $0.20 for each unit, by way of a private placement for cash of $300,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on May 24, 2006. The fair value of the warrants was estimated to be $75,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 24, 2004, the Company issued a total of 350,000 units to an officer of the Company, at $0.20 for each unit, for finders’ fees of $70,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 24, 2007. The fair value of the warrants was estimated to be $17,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On May 28, 2004, the Company issued a total of 250,000 units at $0.20 for each unit, by way of a private placement for cash of $50,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 28, 2007. The fair value of the warrants was estimated to be $12,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 28, 2004, the Company issued a total of 25,000 units to an officer of the Company, at $0.20 for each unit, for finders’ fees of $5,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 28, 2007. The fair value of the warrants was estimated to be $1,250 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

At September 30, 2004, 1,896,956 shares had been subscribed for at $0.20 per share. (Note 9)

Page - 14

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004

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

At September 30, 2004 and December 31, 2003, the Company had reserved 252,344,600 and 143,568,150 shares for the exercise of these rights for the issued, outstanding and subscribed shares and 115,910,080 and 17,118,410 for the potential exercise of outstanding options and warrants.

NOTE 7 - STOCK OPTIONS AND WARRANTS

During the nine month period ended September 30, 2004 no share purchase options were issued or cancelled. During the nine month period ended September 30, 2004, 19,858,334 share purchase warrants were issued and 100,000 share purchase warrants expired. (Note 5)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

During the nine month period ended September 30, 2004, the Company has been focusing on developing its oil and gas business. As such, the Company has accumulated a deficit of approximately $61 million to date and additional financing will be required by the Company to support development of its oil and gas properties until such time as the Company achieves positive cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9 - PROVISION FOR INCOME TAXES

The Company has not recorded a tax provision due to previous loss carry forwards.

Page - 15

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
September 30, 2004

NOTE 10 - SUBSEQUENT EVENTS

Oil and Gas Properties
Based on a December 31, 2004 reserves study, the Company recorded an impairment charge on their Utah oil and gas properties. Based on this study the Company valued the Utah oil and gas properties at an amount equal to the present value, discounted at 10%, of the estimated future net revenues from proved oil and gas reserves of approximately $5.7 million (calculated, based on estimated net revenues of $18.5 million) plus the cost, or estimated fair value, if lower of unproved properties, less estimated future expenditures to be incurred in developing and producing the proved reserves of approximately $1.9 million. The present value of estimated future net revenues was computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of December 31, 2004, assuming the continuation of existing economic conditions. (Note 3)

Common Shares and Warrants
Between October 1, 2004 and December 31, 2004, the Company issued 6,271,956 units for cash of $1,254,393 and 487,500 units, to an officer, as a finder’s fee of $97,500 for arranging placement of 4,875,000 of the 6,271,956 units. These units were issued at $0.20 per unit. Each unit is comprised of one common share and one share purchase warrant, each warrant entitles the holder to purchase one share of the Company’s common stock, is exercisable at prices between $0.30 to $0.35 per share and expires within two to three years. The fair value of the warrants was estimated to be $313,598 (25% of the $1,254,393 in debt or proceeds received from the sale of the units).

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

Page - 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF BREK ENERGY CORPORATION AND ITS SUBSIDIARIES FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN BREK’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003.

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

FINANCIAL CONDITION

We had net income of $54,511 during the nine months ended September 30, 2004. As of September 30, 2004, we had a cash balance of $67,161 and prepaid expenses of $522,180. When these current assets are offset against our current obligations of $1,091,676 in accounts payable and accrued liabilities and $169,007 in amounts due to related parties, we are left with a working capital deficit of $671,342 at September 30, 2004. Our cash and cash equivalents at September 30, 2004, were not sufficient to satisfy our working capital needs and they are not as of the date of this filing. In order to satisfy our operational and working capital requirements for the foreseeable future we must raise funds through private loans, private placement of our shares of common stock or issuance of shares for debt.

Page - 17

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements for the fiscal years 2003 and 2002, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital and generating sufficient revenues to become profitable. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable oil and gas properties, generate revenues from our oil and gas production and control production costs. Based upon current plans, we expect our net income to be marginal or to incur operating losses in future periods. There is no assurance that we will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RELATED-PARTY TRANSACTIONS

Included in the $169,007 that is due to related parties at September 30, 2004, is $144,406 in directors’ fees that were accrued during 2002 and 2003 and $24,601 in payments made to our creditors by directors, officers or companies controlled by directors or officers. None of the amounts due to related parties bear interest or have any fixed terms of repayment. During the nine months ended September 30, 2004, we repaid $36,346 in related-party debt by issuing 726,900 shares of common stock.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

Overall Results Of Operations

For the three months ended September 30, 2004, we had a net income of $54,511, or $0.01 per share, which was an increase of $65,098 from our net loss of $10,587 or $(0.01) per share for the three months ended September 30, 2003. The decrease in net loss for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was primarily due to an increase in revenue, which was the result of increased production on our Utah oil and gas wells.

For the nine months ended September 30, 2004, we had net income of $5,343, or $0.01 per share, which was an increase of $273,181 from our net loss of $267,838 or $(0.01) per share for the nine months ended September 30, 2003. The decrease in net loss for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 was primarily due to a decrease in general and administrative expenses which was the result of discontinuing our operations in Hong Kong the first quarter of 2003 and an increase in revenue as a result of the increase in production from our Utah oil and gas wells in 2004.

Revenue

Total revenue for the three months ended September 30, 2004 was $135,892 compared to $5,657 for the three months ended September 30, 2003. Revenues from the Wyoming oil and gas properties for the three month periods ended September 30, 2004 and 2003 were $1,159 and $5,657. Revenue from the Utah oil and gas properties was $134,733 and $nil for the three month periods ended September 30, 2004 and 2003. During the third quarter of 2004, oil and gas production from our Utah properties increased, but decreased from our Wyoming properties. We expect that the Utah production will be variable until the new wells are better established, and that our Wyoming production will continue to decline.

Total revenue for the nine months ended September 30, 2004 was $207,445 compared to $20,746 for the nine months ended September 30, 2003. Revenues from the Wyoming oil and gas properties for the nine month periods ended September 30, 2004 and 2003 were $7,497 and $20,746. Revenue from the Utah oil and gas properties was $199,948 and $nil for the nine month periods ended September 30, 2004 and 2003. During the first nine months of 2004, we acquired more production in Utah when we increased our interest in some of our leases, and generated new production from wells that we drilled in Utah. We expect our Utah revenues to increase from new production and our Wyoming revenues to decline.

Operating Expenses

Total operating expenses increased to $79,915 for the three months ended September 30, 2004, from $14,778 for the three months ended September 30, 2003, due primarily to increases in professional fees of $48,204, administration, office and rent of $5,268 and travel and promotion of $11,665. These increases were due to the increase in our investing and financing activities.

Page - 18

Total operating expenses decreased to $198,909 for the nine months ended September 30, 2004, from $291,107 for the nine months ended September 30, 2003, due primarily to a decrease in professional fees of $164,738 offset by an increase in travel and promotion of $68,796 and in administration, office and rent of $3,744. Our professional fees declined because we no longer consult with Hong Kong professionals, who are considerably costlier than North American professionals. Our travel expenses increased because we increased our investing and financing activities. We expect our operating expenses to increase as we increase our investing and financing activities.

Interest Income

We had no interest income for the three months ended September 30, 2004 and 2003.

Interest income decreased to $nil from $8,371 for the nine month periods ended September 30, 2004 and 2003 primarily due to the decrease in cash float in our bank accounts.

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

Liquidity And Capital Resources

As of September 30, 2004, we had a cash balance of $67,161 and negative cash flows from operations of $736,657 for the period then ended. During the nine months ended September 30, 2004, we funded our operations through revenues from our oil and gas properties of $207,445 and the private placement of 19,063,623 units for which we received cash of $2,266,892. In return for arranging the private placement, we issued 1,316,667 units to an officer to pay finder’s fees in the amount of $128,750. We issued 648,100 units to pay $32,405 in debt and 726,900 units to an officer to repay $36,346. Each unit consists of one share of common stock and one share purchase warrant.

The notes to our consolidated financial statements as of September 30, 2004 contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $61,336,859. We have successfully generated sufficient working capital and liquidity through oil and gas revenues and the private placement of our shares of common stock until the date of this filing, and believe that we can continue to do so for the next twelve months. As of September 30, 2004 we had $1,260,683 in current liabilities and cannot assure that we will succeed in developing our business and achieving a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the nine months ended September 30, 2004.

Net Cash Used In Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2004 was $736,657 from an increase in prepaid expenses and deposits of $522,180, a decrease of $223,436 in accounts payable and accrued liabilities, and a decrease in amounts due to related parties of $5,605, offset by net income of $5,343, an adjustment to minority interest of $3,193, and a decrease in accounts receivable and other receivables of $6,028.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2004, we generated $2,266,892 in cash by issuing 17,041,667 units and accepting subscriptions for 1,896,956 units.

Page - 19

Net Cash Used In Investing Activities

During the nine months ended September 30, 2004, we used invested $1,465,392 in our oil and gas properties.

Contingencies And Commitments

We had no contingencies or long-term commitments at September 30, 2003, except for the Transworld litigation and the Burlington settlement payable which are disclosed in the commitments and contingencies section of the footnotes to our consolidated financial statements, appearing elsewhere herein.

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

Accounts Receivable
Our receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At September 30, 2004 and December 31, 2003, we considered all of the trade accounts receivable collectable.

Revenue Recognition
We recognize oil and gas revenue as income when the oil and gas is produced and sold.

Oil and Gas Properties
We follow the full-cost method of accounting whereby all costs related to the acquisition of oil and gas leases and acquisition and development of oil and gas properties are capitalized into a single cost centre (“full-cost pool”). These costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full-cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full-cost pool.

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

Under the full-cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. Our oil and gas wells began producing during the first quarter of 2003 we recorded no depletion during the three and nine months ended September 30, 2004 because at December 31, 2002, our oil and gas properties were either written down to a nominal value or written down to their net present value, based on a December 31, 2004 reserves study. (Note 9)

Page - 20

Stock-based Compensation
We account for our stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to the employees and directors of the Company. Accordingly, we have recognized no compensation cost for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, our net loss and net loss per share for the three and nine months ended September 30, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income (loss) attributable to common shareholders:
As reported	$54,511	$(10,587)	$5,343	$(267,838)
Stock based employee compensation determined under the fair value based method	-	-	-	(490)
Pro forma	$54,511	$(10,587)	$5,343	$(268,328)
Net income(loss) per common share:

As reported	$0.01	$(0.01)	$0.01	$(0.01)
Pro forma	$0.01	$(0.01)	$0.01	$(0.01)

The fair value of the common stock options granted during 2004 and 2003, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

	2004	2003

Expected dividend yield	-	-
Expected price volatility	131% to 151%	131% to 151%
Risk-free interest rate	3% to 5.5%	3% to 5.5%
Expected life of options	5 years	5 years

Page - 21

Recent Accounting Pronouncements

The Securities and Exchange Commission issued Staff Accounting Bulletin SAB No. 106 (“SAB 106”) in September 2004 regarding the application of SFAS 143 for oil and gas producing entities that follow the full-cost accounting method. SAB 106 states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full-cost ceiling test calculation. We have calculated our ceiling test computation this way since the adoption of SFAS 143 and therefore the adoption of SAB 106 did not have any effect on our financial statements.

Contractual Obligations

The only contractual obligation we had at September 30, 2004 was the following Burlington settlement:

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

Page - 22

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

On March 1, 2004, the parties reached a settlement and entered into a Settlement Agreement and Release whereby Brek Petroleum Inc. agreed to pay Burlington a total of $691,874 in 12 equal monthly payments. The total of the settlement was comprised of the original amount claimed for damages, Burlington’s legal fees of $3,278, and court imposed interest. As of September 30, 2004, Brek Petroleum Inc. had delivered five of the monthly payments to Burlington. On July 14, 2005, Brek Petroleum Inc. delivered the twelfth and final monthly payment to Burlington.

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, President and Chief Executive Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, Chief Financial Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

October 31, 2005

Page - 31