Form 10KSB
period 2004-12-31
BREK ENERGY CORP
filed 2005-11-21
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004

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

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [ X ] No

State issuer’s revenues for its most recent fiscal year.  $ 363,053

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $29,649,598 as of November 10, 2005 ($0.66 close)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10, 2005
shares of common stock - $0.001 par value	59,498,090

Documents incorporated by reference: Exhibit 3.1 (Amended and Restated Articles of Incorporation) filed on May 14, 2002 as an Exhibit to Brek’s Form 10-K/A (Annual Report); Exhibit 3.2 (By-laws) filed on October 21, 1999 as an Exhibit to Brek’s Form 10 (Registration Statement); Exhibit 4.1 (1999 Employee Stock Option / Warrant Plan) filed on September 11, 2000 as an Exhibit to Brek’s Form S-8 (Registration Statement); Exhibit 4.2 (Rights Agreement) filed on March 6, 2002 as an Exhibit to Brek’s Form 8-K (Current Report); Exhibit 4.3 (2001 Employee Stock Option / Warrant Plan) filed on July 10, 2002 as an Exhibit to Brek’s Form S-8 (Registration Statement); Exhibit 10.1 (Stock Purchase Agreement) filed on March 29, 2000 as an Exhibit to Brek’s Form 10-KSB (Annual Report); Exhibit 10.2 (Stock Purchase Agreement) filed on September 18, 2002 as an attached Exhibit to Brek’s Form 10-K/A (Annual Report); Exhibit 10.3 (Purchase Agreement) filed on July 31, 2002 as an Exhibit to Brek’s Form 8-K (Current Report); Exhibit 10.4 (Share Purchase Agreement) filed on November 21, 2005 as an Exhibit to Brek’s Form 10-KSB (Annual Report); and Exhibit 10.5 (License Agreements) filed on November 21, 2005 as an Exhibit to Brek’s Form 10-KSB (Annual Report).

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

Neither Brek nor any of its subsidiaries has been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of Brek’s business.

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

Brek is the majority owner of Vallenar Energy Corp., an oil and gas company with a strategy of structuring and developing an economically viable enhanced oil recovery project in Texas. See “Item 2. Description of Property” below for more information.

Brek is in the early stages of development and has insufficient operating history on which to base an evaluation of its business and prospects. Any evaluation must be made in light of the risks frequently encountered by companies in their early stages of development, particularly for companies in high risk sectors such as natural gas and oil.

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

Natural gas is gathered through connections between Brek’s natural gas wells and the pipeline transmission system. Natural gas sales are by contract, and Brek, through its operator, will enter into a contract with the natural gas company that purchases most of the natural gas produced in the area. Natural gas purchasers pay well operators 100% of the sale proceeds of natural gas on or about the 25th of each month for the previous month’s sales. The operator is responsible for all distributions to the working interest and royalty owners. There is no standard price for natural gas and prices will fluctuate with the seasons and the general market conditions. See Exhibit 10.7 - Natural Gas Purchase Agreement for more details.

Brek primarily produces natural gas, and also produces condensate (oil). During the fiscal year ended December 31, 2004, Brek produced 58,907.61 Mcf of natural gas and 834.08 Bbl of oil. Brek sells its product to purchasers in the geographic area of the properties. Natural gas, after processing, is distributed through pipelines. Brek recognizes revenue from the sale of natural gas when it reaches the customer’s point of purchase in the gas transmission system. The amount Brek recognizes for each well will be based on the percentage of Brek’s net revenue interest in the well, and the remainder will be allocated to other persons holding a net revenue interest.

Page - 3

Market

Brek currently derives its revenue principally from the sale of natural gas. As a result, Brek’s revenues are determined, to a large degree, by prevailing natural gas prices. Brek currently sells the majority of its natural gas on the open market at prevailing market prices. The market price for natural gas is dictated by supply and demand, and Brek cannot accurately predict or control the price it receives for its natural gas. See Exhibit 10.7 - Natural Gas Purchase Agreement for more details.

The market for natural gas and oil production is regulated by both the state and federal governments. The overall market is mature and, with the exception of natural gas, all producers in a producing region will receive the same price.

The availability of a ready market for any natural gas or oil produced by Brek depends on numerous factors beyond the control of management, including but not limited to, the extent of domestic production and imports of oil, the proximity and capacity of natural gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of natural gas and oil production, and federal regulation of natural gas sold in interstate commerce. Natural gas and oil produced by Brek or its operator in Utah is sold to various purchasers who service the areas where Brek’s wells are located. During the fiscal year ended December 31, 2004, Brek’s wells are not subject to any agreements that would prevent Brek from either selling its production on the spot market or committing such gas to a long-term contract; however, there can be no assurance that Brek will continue to have ready access to suitable markets for its future natural gas and oil production.

The marketability of Brek’s natural gas has not posed a problem for Brek. Natural gas can be easily sold wherever it is produced in the States that Brek operates subject to the transportation cost. However, the natural gas produced by Brek can be difficult to sell since transportation requires a pipeline. In the areas that Brek is presently pursuing new drilling activity for natural gas, other companies have been delayed up to a year because of the unavailability of a pipeline. No assurance can be given that natural gas wells drilled by Brek or its operator will be placed on line within a year after the well is drilled and completed.

Distribution Methods of Products and Services

Natural gas will be delivered to the purchaser via gathering lines into the main gas transmission line or pipeline. See Exhibit 10.7 - Natural Gas Purchase Agreement for more details.

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

Page - 4

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

Brek currently owns or leases, and has in the past owned or leased, through its operators, properties that for a number of years have been used for the exploration and production of natural gas and oil. Although Brek and its operators have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by Brek or on or under other locations where such wastes have been taken for disposal. In addition, some of these properties may have been operated by third parties whose disposal or release of hydrocarbons or other wastes was not under Brek’s control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous State laws. Under such laws, Brek could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial operations to prevent future contamination.

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

Page - 5

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

Estimate of Research and Development Costs

Brek did not perform any research activities in the past two fiscal years ended 2004 and 2003. Brek spent $1,661,077 and $306,485 on exploration and development activities during the two fiscal years ended 2004 and 2003 respectively. Also, Brek did not spend any funds on geological and economical evaluations of its properties during the same time period.

Number of Total Employees and Number of Full Time Employees

As of December 31, 2004 Brek had no employees.

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

Brek has a working capital deficiency. This factor raises substantial doubt about Brek’s ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which implies that Brek will continue to realize its assets and discharge its liabilities in the normal course of business. Brek has never paid any dividends. Brek is unlikely to pay dividends in the immediate or foreseeable future. There is no guarantee that Brek will be able to raise any equity financing. Brek has a working capital deficit of $789,409 and has accumulated losses of $61,335,708 since inception. These factors raise substantial doubt regarding Brek’s ability to continue as a going concern.

These factors may make it more difficult for Brek to raise additional equity or debt financing needed to run its business and is not viewed favorably by analysts or investors. Brek urges potential investors to review this report before making a decision to invest in Brek.

2.  Brek has a limited history.

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

Brek has limited financial resources to support it. Brek’s accumulated net losses since inception on September 16, 1998 are $61,335,708. For the 12 months ended December 31, 2004, operating expenses increased by $64,760. Based upon current plans, Brek expects to incur approximately $17,000 per month in operating losses over the 18 months, primarily due to expenses associated with the proposed natural gas and oil exploration programs on its properties. See “Management Discussion and Analysis” on page 25 for more details.

Brek cannot guaranty that it will be successful in generating revenues in the future or that it will be able to raise any working capital for operating funds. Failure to generate sufficient revenues or raise any financing may cause Brek to suspend or cease operations.

Brek’s ability to maintain profitability and positive cash flow is dependent upon its ability to continue to generate revenues from its planned business operations and to control operating costs. Without the generation of any revenues or any capital being raised in an equity or debt financing, Brek will run out of operating funds within three months.

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

5.  Brek’s estimated reserves are based on many assumptions, which may be inaccurate, and any material inaccuracies in the estimated reserve or underlying assumptions will materially affect the quantities and present value of Brek’s reserves and negatively impact Brek’s business operations.

Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

Actual future production, gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves most likely will vary from Brek’s estimates. Any significant variance could materially affect the quantities and present value of its reserves. In addition, Brek may adjust estimates of proved reserves to reflect production history, results of exploration and development, and prevailing gas and oil prices. If the estimated reserves are materially inaccurate, this will negatively impact Brek and its business operations.

6.  As a result of Brek’s reserves and production being concentrated in a small number of properties, any production problems or significant decrease in reserve estimates related to any property could negatively impact Brek’s business operations.

Brek’s current reserves and production primarily come from producing properties in Utah and Wyoming. If mechanical problems, depletion or other events reduced a substantial portion of the production, Brek’s cash flows would be adversely affected. If the actual reserves associated with Brek’s fields are less than its estimated reserves, Brek’s business operations and financial condition could be negatively impacted.

7.  The exploration and development of Brek’s oil & gas properties require substantial capital, which Brek may not be able to obtain, which in turn could lead to a loss of Brek’s interest in certain oil & gas properties and a decline in Brek’s natural gas and oil reserves.

Brek’s current operating funds are less than necessary to complete Brek’s proposed oil & gas exploration programs, and therefore Brek will need to obtain additional financing in order to complete each of the proposed oil & gas exploration programs. As of September 30, 2005, Brek had cash in the amount of $19,293. Brek currently has limited operations and minimal income. Brek’s natural gas and oil exploration programs call for significant expenses in connection with the exploration of the respective natural gas and oil properties. While Brek does not need to participate in every well that the operator decides to drill, if Brek does not participate in the well and pay its portion of the costs of drilling, Brek will lose some interest in that well. If Brek decides to participate in every well that is drilled, it will need to raise approximately $1 million for each well that it decides to participate in to maintain its interest in the natural gas and oil properties.

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

Brek will require significant additional capital to fund its future activities and to service current and any future indebtedness. In particular, Brek face uncertainties relating to its ability to generate sufficient cash flows from operations to fund the level of capital expenditures required for its natural gas and oil exploration and production activities and its obligations under various agreements with third parties relating to exploration and development of certain prospects. Brek’s failure to find the financial resources necessary to fund its planned activities and service its debt and other obligations could adversely affect Brek’s ability to continue as a going concern.

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

8.  Brek’s and its operator’s ability to market and transport the natural gas and oil that is discovered on Brek’s properties is essential to Brek’s business operations, but is subject to certain requirements.

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

Currently, all of Brek’s natural gas that is being produced is being transported and delivered via pipelines that are owned and controlled by the operator of the property or by a third party. The pipeline owners have set gas quality requirements for the transportation of gas on their pipeline. These requirements could and most likely, would be imposed on all companies delivering gas into their main pipeline. If pipeline owners should require companies to meet more strict quality requirements, there is no assurance that Brek could meet the new requirements in the short term future or secure a substitute facility in order to deliver the gas that is produced. It is possible that Brek would need to make significant capital expenditures to meet the new gas quality requirements and/or to transport the gas itself. During this process and/or adding new transportation facilities, Brek’s business operations would be negatively impacted in both time and capital expenditures.

9.  As a result of substantially all of Brek’s producing properties are located in the Rocky Mountains, Brek is vulnerable to certain risks associated with primarily operating in one geographical area.

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

10.  Brek’s business operations could negatively be impacted if there is a shortage of supplies, equipment and personnel for the exploration and development on Brek’s properties.

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

11.  Seasonal weather conditions and lease stipulations adversely affect Brek’s ability to conduct drilling activities in some of the areas where its properties are located.

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

Page - 9

12.  Brek may suffer losses or incur liability for events that Brek or the operator of a property have chosen not to insure against.

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

13.  Brek may incur losses or a reduction in its reserves as a result of title deficiencies in the oil & gas properties Brek invests in, which could negatively impact Brek’s business operations.

If an examination of the title history of a property that Brek has purchased reveals a natural gas or petroleum lease that has been purchased in error from a person who is not the owner of the mineral interest desired, Brek’s interest would be worthless. In such an instance, the amount paid for such natural gas or petroleum lease would be lost and Brek’s estimated or proven reserves would be decreased and Brek’s business would be negatively impacted.

It is Brek’s practice, in acquiring natural gas and petroleum leases, or undivided interests in natural gas and petroleum leases, not to undergo the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, Brek will rely upon the judgment of natural gas and petroleum lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest.

Prior to the drilling of a natural gas or petroleum well, however, it is the normal practice in the natural gas and petroleum industry for the person or company acting as the operator of the well to obtain a preliminary title review of the spacing unit within which the proposed natural gas or petroleum well is to be drilled to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain curative work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered.

14.  Brek may not be able manage growth of its business operations effectively, which could result in a negative impact on Brek’s business operations and financial condition.

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

Risks associated with Brek’s industry:

15.  Due to the speculative nature of natural gas exploration, there is substantial risk that Brek will be unable to locate commercial quantities of natural gas, which in turn will negatively impact Brek’s business operations.

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

Page - 10

16.  The natural gas and oil markets are volatile markets that have a direct impact on Brek’s revenues and profits and the market conditions will effect whether Brek will be able to continue its operations.

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

17.  Competition in the natural gas and oil industry is intense and Brek may not be able to compete effectively with its competitors.

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

18.  Brek is subject to complex laws and regulations, including environmental regulations, which could negatively impact the business operations and financial condition of Brek.

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

Page - 11

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

19.  The natural gas and oil industry involves numerous uncertainties and operating risks that could negatively impact Brek’s business operations and financial condition.

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

Risks associated with Brek and its subsidiaries:

20.  Brek’s stock price is volatile and may fluctuate, which will have a direct impact on your investment in Brek.

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

Page - 12

21.  A small number of Brek’s stockholders own a substantial amount of Brek’s shares of common stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of Brek’s shares of common stock could drop significantly.

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

As of November 10, 2005, 59,498,090 shares of common stock were issued and outstanding, of which 15,100,008 shares were freely tradeable and 35,973,912 shares were, to the best of Brek’s knowledge, subject to Rule 144. The remaining 8,424,170 shares of common stock were restricted from trading. As of November 10, 2005, 18,784,460 share purchase warrants exercisable into one share of common stock each were outstanding; and 1,580,000 stock options, exercisable into one share of common stock each, were outstanding. An additional 3,320,000 stock options could be granted under Brek’s 2001 Stock Option Plan. At November 10, 2005, if all the share purchase warrants and all the granted options were exercised, the number of issued and outstanding shares of common stock would increase by 20,364,460 to 79,862,550.

22.  A change of control of Brek can be delayed, impeded or effected by the directors and management, who collectively own 24.5% of the outstanding shares or by the implementation of Brek’s rights agreement by the board of directors.

Brek’s directors and management own an aggregate of 14,574,456 shares of common stock and as a result have the ability to influence the vote for a change of voting control of Brek or the vote to approve or reject any offer for the purchase and sale of Brek’s assets.

Also, upon the happening of certain events, the board of directors could vote to implement Brek’s rights agreement, which would delay, impede or effect a change in control of Brek or could impede a merger, consolidation, takeover or other business combination involving Brek or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Brek. See “Dividends” on page 19 and Exhibit 4.2 - Rights Agreement for more details

23.  Brek is unable to implement its rights agreement at this time and as a result may be unable to delay, impede, or effect a change of control of Brek.

As of November 10, 2005, Brek has 59,498,090 shares of common stock issued and outstanding and is authorized to issue up to 300 million shares of common stock. If the rights agreement were implemented today, Brek could be required to issue an additional 297,490,450 shares of common stock on a non-diluted basis, assuming all rights under the rights agreement were exercised. As a result, Brek would not have enough shares in treasury to issue rights to all shareholders. This does not include any shares that may be issued upon exercise of warrants or stock options. Effectively, Brek’s board of directors will not be able to implement the rights agreement until the number of authorized shares of common stock is increased to satisfy share issuances for the exercise of all warrants and stock options and for the implementation of the rights agreement. As a result, Brek will not be able to discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Brek by implementing the rights agreement. See “Dividends” on page 20 and Exhibit 4.2 - Rights Agreement for more details

24.  Brek may not be able to attract and retain qualified personnel necessary for the implementation of its plan of operations and exploration programs.

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

Page - 13

25.  Brek’s officers and directors have conflicts of interest in that they are officers and directors of other companies that will prevent them from devoting full-time to Brek’s business operations, which may negatively impact on Brek’s business operations.

Brek’s officers and directors have conflicts of interest in that they are officers and directors of other companies. Management’s other activities will prevent them from devoting full-time to Brek’s business operations. This will impede Brek’s growth and business operations and may reduce its financial results because of the slow down in operations.

26.  Brek has not and does not expect to pay dividends in the foreseeable future.

Brek has never paid cash dividends on its shares of common stock and has no plans to do so in the foreseeable future. Brek intends to retain earnings, if any, to develop and expand its business operations.

27.  “Penny Stock” rules may make buying or selling Brek’s shares of common stock difficult, and severely limit their market and liquidity.

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

These additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Brek’s shares of common stock, which could severely limit their market price and liquidity of its shares of common stock. This could prevent you from reselling your shares and may cause the price of the shares to decline. See “Penny Stock rules” on page 25 for more details.

Item 2. Description of Property.

Corporate Headquarters

Brek operates out of the president’s own office located at Third Floor, 346 Kensington High Street, London, United Kingdom, W14 8NS. Brek’s telephone number is 011-44-207-371-6668. The office space was provided to Brek by Richard N. Jeffs, the president of Brek, on a rent-free basis. There is no written agreement in existence for this rental arrangement. However, Brek does provide the president with a budget of $20,000 per month to cover his office and related costs.

Property

A.	Petroleum and Natural Gas Properties

Riverbend Project, Utah

The Riverbend Project comprises approximately 129,514 gross acres in the Uinta Basin of northeastern Utah, of which Brek holds leasehold interests in approximately 17,881 net acres as of December 31, 2004. Brek’s interest is concentrated on three tight-sand formations in the Uinta basin: the Wasatch, Mesaverde and Blackhawk formations.

During the year ended December 31, 2004, Brek participated in the drilling and completion of three wells in the Riverbend area, farmed out the drilling of two wells, and did not participate in the drilling of one proposed well. So far in 2005, Brek has farmed out the drilling of three wells, and did not participate in the drilling of twenty proposed wells. Brek has received notice from the operator that it proposes to drill two wells in Utah and must decide whether to participate in them by December 8, 2005. See Management’s Discussion and Analysis on page 25.

On April 8, 2004, Brek exercised its rights under the July 16, 2002 purchase agreement with Gasco Energy, Inc. to acquire 3,266 net acres located in the Uinta Basin in Utah for approximately $800,000. This purchase included six wells producing nominal amounts of natural gas that the former owner had drilled to earn the acreage. See Exhibit 10.3 - Purchase Agreement for more details.

Page - 14

In July 2004, Gasco Energy, Inc. expanded its gas gathering system in the Riverbend area to carry the gas produced in this area to a major pipeline. Gasco gathers the majority of Brek’s natural gas produced in the Riverbend area, markets it and sells it.

During January 2005, Brek exercised its rights under the July 16, 2002 purchase agreement with Gasco Energy, Inc. to acquire approximately 4,000 net acres in the Riverbend Area for a purchase price of approximately $833,000. See Exhibit 10.3 - Purchase Agreement for more details.

Greater Green River Basin Project, Wyoming

As of December 31, 2004, Brek had a leasehold interest in approximately 125,572 gross acres and 21,307 net acres in this area. Brek holds a non-operated interest in one shut in well in this area and a non-operated interest in one producing well in this area. Brek may consider other proposals for this area such as the farm-out or unitization of some of its acreage if necessary to extend leases.

Crocker Canyon Prospect, California

Brek has a leasehold interest in approximately 3,868 gross acres and 880 net acres in Kern and San Luis Obispo Counties of Southern California. Brek has farmed out the drilling of one well to preserve acreage but has no other drilling or development plans for this acreage during 2005. Brek plans to continue paying leasehold rentals and other minimum geological expenses to preserve acreage on these prospects.

The farmout agreement, effective May 1, 2005, is between Brek and Gasco as Farmor, and Venoco, Inc. as Farmee. Venoco, can earn an undivided working interest in the farmout lands by drilling a test well on the property. Venoco was required to spud the test well by November 1, 2005, but has elected to extend the spud date by six months as permitted by the farmout agreement.

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

B.	Reserve Estimates

The following table summarizes Brek’s estimated reserve data as of December 31, 2004, as estimated by Netherland, Sewell & Associates, Inc., independent petroleum engineers. The present value of future net cash flows is based on prices at December 31, 2004, of $5.11 per Mcf of natural gas and $42.25 per bbl of oil. All of Brek’s proved reserves are located within the state of Utah.

	Net Reserves		Future Net Reserves (US$)
Category	Oil (Barrels)	Gas (MCF)	Total	Present Worth at 10%

Proved Developed Producing	7,330	613,588	2,197,200	1,323,400
Non-Producing	2,677	370,854	1,462,700	737,200
Proved Undeveloped	41,488	5,868,868	14,818,800	3,651,900

Total Proved	51,495	6,853,310	18,478,700	5,712,500

Page - 15

Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of any estimate. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Securities and Exchange Commission.

C.	Volumes, Prices and Operating Expenses

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with Brek’s sales of natural gas for the periods indicated.

	For the Years Ended December 31
	2004	2003	2002
Natural gas production (Mcf)	58,908	5,628	n/a
Average sales price per Mcf	$5.54	$3.95	n/a
Oil production (Bbl)	834	25.14	n/a
Average sales price per Bbl	$43.66	$32.78	n/a
Expenses per Mcfe:
Lease Operating	nil	nil	n/a
General and administrative	$5.97	$51.01	n/a
Depletion and impairment	nil	nil	n/a

D.	Development, Exploration and Acquisition Capital Expenditures

During the year ended December 31, 2004, Brek spent $2,461,077 in development and exploration activities, which included the acquisition of acreage in the Riverbend Area for approximately $800,000. During the year ended December 31, 2003, Brek spent $306,485 in development and exploration activities, including property acquisition costs. During the year ended December 31, 2002, Brek spent $2,032,860 in development and exploration activities, including property acquisition costs, net of impairment charges of $16,634,187. As of December 31, 2004, Brek held a 25% working interest in 258,954 gross acres and 40,068 net acres located in Utah, Wyoming and California. Brek also owns a 51.53% interest in 51,194 gross acres and 8,865 net acres located in Edwards County, Texas. As of December 31, 2004, Brek held an interest in 10 gross (1.61 net to Brek’s interest) producing gas wells and 1 gross (0.14 net) shut-in gas well located on these properties.

The following table presents information regarding Brek’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

	For the Years Ended December 31
	2004	2003	2002
Property Acquisition Costs:
Unproved	$2,832,860	$2,032,860	$18,137,141
Proved	nil	nil	nil
Exploration and Development Costs:	$1,967,562	$306,485	$529,906
Impairment Charges:	nil	nil	($16,634,187)

Total	$4,800,422	$2,339,345	$2,032,860

E.	Productive Wells and Acreage

The following summarizes Brek’s productive and shut-in gas wells as of December 31, 2004. Productive wells are producing wells and wells capable of production. Shut-in wells are wells that are capable of production but are currently not producing. Gross wells are the total number of wells in which Brek has an interest. Net wells are the sum of Brek’s fractional interests owned in the gross wells.

	Productive Gas Wells
	Gross	Net
Producing gas wells	10.0	1.61
Shut-in gas wells	1.0	0.14

Page - 16

On April 8, 2004, Brek exercised its rights, as per the July 16, 2002 purchase agreement with Gasco Energy, Inc., to acquire working interests in six producing wells, 3,266 net acres and gathering system assets located in the Uinta Basin in Utah for approximately $800,000. See Exhibit 10.3 - Purchase Agreement for more details.

F.	Undeveloped Acreage

The following table sets forth the undeveloped and developed leasehold acreage, by area, held by Brek as of December 31, 2004. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which Brek has a working interest. Net acres are the sum of Brek’s fractional interests owned in the gross acres. The table does not include acreage that Brek has a contractual right to acquire or to earn through drilling projects, or any other acreage for which Brek has not yet received leasehold assignments. In certain leases, Brek’s ownership is not the same for all depths; therefore, the net acres in these leases are calculated using the greatest ownership interest at any depth. Generally this greater interest represents Brek’s ownership in the primary objective formation.

	Undeveloped Acres		Developed Acres
	Gross	Net	Gross	Net
Utah	129,514	17,881	360	51
Wyoming	125,572	21,307	80	9
California	3,868	880	-	-
Texas	51,194	8,865	-	-

Total Acres	310,148	48,933	440	60

G.	Drilling Activity

The following table sets forth Brek’s drilling activity during the years ended December 31, 2004, 2003 and 2002. In the table, “gross” refers to the total wells in which Brek has a working interest, and “net” refers to gross wells multiplied by Brek’s working interest. A productive well is an exploratory or a development well that is not a dry well.

	2004		2003		2002
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	0.0	0.0	0.0	0.0	3.0	0.3
Dry	0.0	0.0	0.0	0.0	0.0	0.0
Inconclusive	0.0	0.0	0.0	0.0	1.0	1.0

Total Wells	0.0	0.0	0.0	0.0	4.0	1.3

Development Wells
Productive	3.0	0.4	0.0	0.0	0.0	0.0
Dry	0.0	0.0	0.0	0.0	0.0	0.0

Total Wells	3.0	0.4	0.0	0.0	0.0	0.0

H.	Present Activity

Brek will continue to review drilling proposals that it receives from the operators, and will participate, if its financial resources permit.

I.	Delivery Commitments

Brek Energy is not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements

Page - 17

Item 3. Legal Proceedings.

Brek is not a party to any pending legal proceedings and, to the best of Brek’s knowledge, none of Brek’s property or assets are the subject of any pending legal proceedings, except for the following:

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

On April 1, 2003, the British Columbia Securities Commission withdrew the notice of hearing and has not, to the best of management’s knowledge, issued any further notices or orders against Brek or its officers or directors. As of December 31, 2004, Brek and Vallenar Energy Corp., to the best of management’s knowledge, were no longer under investigation by the British Columbia Securities Commission.

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

On March 1, 2004, the parties reached a settlement and entered into a Settlement Agreement and Release whereby Brek Petroleum Inc. agreed to pay Burlington a total of $691,874 in 12 equal monthly payments. The total of the settlement comprised the original amount claimed for damages, Burlington’s legal fees of $3,278, and court-imposed interest. As of December 31, 2004, Brek Petroleum Inc. had delivered eight of the monthly payments to Burlington. On July 14, 2005, Brek Petroleum Inc. delivered the twelfth and final monthly payment to Burlington.

Page - 18

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

The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years and for the interim period ended November 9, 2005. The bid information was obtained from Pink Sheets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
9 November 2005	$0.70	$0.64	Pink Sheets LLC
30 September 2005	$0.68	$0.34	Pink Sheets LLC
30 June 2005	$0.44	$0.29	Pink Sheets LLC
31 March 2005	$0.47	$0.33	Pink Sheets LLC
31 December 2004	$0.42	$0.30	Pink Sheets LLC
30 September 2004	$0.30	$0.21	Pink Sheets LLC
30 June 2004	$0.32	$0.18	Pink Sheets LLC
31 March 2004	$0.25	$0.05	Pink Sheets LLC
31 December 2003	$0.07	$0.03	Pink Sheets LLC
30 September 2003	$0.05	$0.03	Pink Sheets LLC
30 June 2003	$0.23	$0.10	Pink Sheets LLC
31 March 2003	$0.24	$0.17	Pink Sheets LLC

(b) Holders of Record

Currently, there are approximately 245 holders of record of Brek’s shares of common stock. As of December 31, 2004, there were approximately 219 holders of records of Brek’s shares of common stock.

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

Page - 19

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

Page - 20

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

Page - 21

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

Page - 22

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

October 1, 2004 - $0.20 Offering

On October 14, 2004, Brek raised $279,392 in cash from this offering and issued 1,396,956 restricted units to First Griffin Group LLC at an offering price of $0.20 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant is exercisable for two years at an exercise price of $0.35 per warrant. The value of the units for the offering was arbitrarily set by Brek and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a “private transaction”. For this offering, Brek relied upon Section 4(2) of the Securities Act of 1933. Management is satisfied that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. The share certificates representing the shares have been legended with the applicable trading restrictions.

October 27, 2004 - $0.20 Offering

On October 27, 2004, the board of directors authorized the issuance of up to 6,000,000 units at an offering price of $0.20 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant is exercisable for two years at an exercise price of $0.35 per warrant. The value of the units was arbitrarily set by Brek and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a “private transaction”.

Page - 23

On November 30, 2004, Brek raised $765,000 in cash from this offering and issued an aggregate 3,825,000 restricted units to three accredited subscribers in the United States, one of which was a director of Brek, and an additional 382,500 restricted units as a finder’s fee to one non-US finder outside the United States, who was an executive officer of Brek.

On December 21, 2004, Brek raised an additional $100,000 in cash from this offering and issued an additional 500,000 restricted units to one accredited subscriber in the United States and an additional 50,000 restricted units as a finder’s fee to one non-US finder outside the United States, who was an executive officer of Brek..

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

December 22, 2004 - $0.30 Offering

On December 22, 2004, the board of directors authorized the issuance of up to 3,666,667 units at an offering price of $0.30 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant is exercisable for two years at an exercise price of $0.50 per warrant. The value of the units was arbitrarily set by Brek and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a “private transaction”.

Brek raised $1,000,000 in cash from this offering, which had five closings between January 2005 and July 2005, and issued an aggregate 3,333,336 restricted units to six accredited subscribers in the United States and four non-US subscribers outside the United States and an additional 333,334 restricted units as a finder’s fee to one non-US finder outside the United States, who was an executive officer of Brek.

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

Page - 24

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following is management’s discussion and analysis of certain significant factors that will affect or have affected our financial condition and results of operations for the fiscal years ended December 31, 2004 and 2003. Certain statements under this section may constitute “forward-looking statements”. You should read the following in conjunction with the consolidated financial statements and related notes appearing elsewhere herein.

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

We did not consent to the drilling of twenty wells proposed by Gasco and have yet to consent to participate in the drilling of two wells (consent is due December 8, 2005). As a result of our non-consent, Gasco has drilled (or will drill in the case of three) the wells bearing 100% of the costs and is entitled to all of the revenue generated from the sale of oil and gas until they have recovered 300% of their drilling costs, 150% of the costs of newly acquired equipment in the well, and 100% of the operating costs and the costs of any newly acquired surface equipment beyond the wellhead connections, at which time we are entitled to our percentage of the revenue. The average cost of these non-consent wells is approximately $3.5 million, so we do not expect to see any revenue from them for some time, if ever. We have not, however, forfeited any leasehold interests and can participate in future drilling that is proposed for other locations on the same leases.

Page - 25

FINANCIAL CONDITION

We had net income of $6,494 during the year ended December 31, 2004. As of December 31, 2004, we had a cash balance of $230,848, trade accounts receivable of $56,802, prepaids of $1,238 and a receivable due from a related company of $116,594, when these current assets are offset against our current obligations of $1,026,158 in accounts payable and accrued liabilities and $168,733 in amounts due to related parties, we were left with a working capital deficit of $789,409 at December 31, 2004. The receivable due from a related company was due from a company controlled by relatives of two of the officers and was repaid during the second quarter of 2005.

We do not believe that our cash and cash equivalents at December 31, 2004, or the date of this filing are sufficient to satisfy our working capital needs. In order to satisfy our operational and working capital requirements for the next year we must raise funds through private loans, private placement of our common shares or issuance of shares for debt.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements for the fiscal years 2004 and 2003, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital and generating sufficient revenues to become profitable. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable oil and gas properties, generate revenues from our oil and gas production and control production costs. Based upon current plans, we expect our net income to be marginal or to incur operating losses in future periods. We cannot assure that we will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RELATED-PARTY TRANSACTIONS

Included in the $168,733 that is due to related parties at December 31, 2004, is $144,406 in directors’ fees that accrued during 2002 and 2003, and $24,327 that directors, officers or companies controlled by directors or officers paid to some of our creditors on our behalf. None of the amounts due to related parties bear interest or have any fixed terms of repayment. During the year ended December 31, 2004, we repaid $36,346 in related party debt by issuing 726,900 shares of our common stock.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Overall Results of Operations

For the year ended December 31, 2004, we had net income of $6,494, or $0.01 per share, which was an increase of $268,373 from our net loss of $261,879 or $(0.01) per share for year ended December 31, 2003. The decrease in net loss for the year ended December 31, 2004, as compared to the year ended December 31, 2003, was primarily due to a decrease in general and administrative expenses from our discontinuing our operations in Hong Kong in the first quarter of 2003 and an increase in revenue from production of our Utah oil and gas wells in 2004.

Revenue

Total revenue for the year ended December 31, 2004 was $363,053 compared to $22,077 for the year ended December 31, 2003. Revenues from the Wyoming oil and gas properties for the years ended December 31, 2004 and 2003 were $8,801 and $22,077. Revenue from the Utah oil and gas properties was $354,252 and $nil for the years ended December 31, 2004 and 2003. During 2004, we commenced production on our Utah properties and our plans are to participate in more drilling on our Utah properties if we are financially able. We expect revenues to increase from our Utah properties primarily due to increases in production and the price of gas.

Operating Expenses

Total operating expenses increased to $351,900 for the year ended December 31, 2004, from $287,140 for the year ended December 31, 2003, due primarily to increases in administration, office and rent of $79,081 and travel and promotion of $102,061 offset by a decrease in management and professional fees of $116,382. Our travel and office expenses increased because we increased our investing and financing activities. Our professional fees decreased because we no longer consult Hong Kong professionals, who are considerably costlier than North American professionals. We expect our operating expenses to increase as we increase our investing and financing activities.

Interest and Other Income

Interest and other income decreased to $nil from $10,498 for the year ended December 31, 2004 and 2003 primarily due to the decrease in cash float in our bank accounts.

Page - 26

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, nor do we have any non-consolidated, special-purpose entities.

Liquidity and Capital Resources

As of December 31, 2004, we had a cash balance of $230,848 and negative cash flows from operations of $452,286 for the year then ended. During the year ended December 31, 2004 we funded our operations through revenues from our oil and gas properties of $363,053 and the private placement of 23,438,623 units for which we received cash of $3,141,893. In return for arranging the private placement, we issued 1,804,167 units to an officer to pay finder’s fees of $226,250. We also repaid $32,405 in debt by issuing 648,100 units and we repaid debt of $36,345 to an officer by issuing 726,900 units. Each unit consists of one common share and one warrant exercisable for the purchase of one share.

The notes to our consolidated financial statements as of December 31, 2004, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $61,335,708. While we believe that we will begin to generate more oil and gas revenue during the year, as of December 31, 2004, we had $1,194,891 in current liabilities and we cannot assure that we will succeed in generating revenue sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the year ended December 31, 2004.

Net Cash Used in Operating Activities

Net cash used in operating activities during the year ended December 31, 2004 was $452,286, primarily as a result of an increase in trade accounts receivable of $50,774, an increase in prepaids of $1,238, an increase in amounts due from a related party of $116,594, a decrease in accounts payable and accrued liabilities of $288,954, and a decrease in amounts due to related parties of $5,879, offset by net income of $6,494 and an adjustment to minority interest of $4,659.

Net Cash Provided By Financing Activities

During the year ended December 31, 2004, we generated $3,141,893 in cash from the issuance of 23,438,623 units.

Net Cash Used In Investing Activities

During the year ended December 31, 2004, we invested $2,461,077 in our oil and gas properties.

Contingencies and Commitments

We had no contingencies or long-term commitments at December 31, 2004, except for the Transworld litigation and the Burlington settlement payable which are disclosed in the commitments and contingencies section of the footnotes to our consolidated financial statements, appearing elsewhere herein.

As is customary in the oil and gas industry, we may at times have agreements that permit us to earn acreage or wells. If we do not pay our portion of the costs as required by these agreements, we will not be entitled to the acreage or wells.

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

Page - 27

Our financial statements are based on a number of significant estimates, including the estimates of the oil and gas reserve quantities that are the basis for the calculation of depletion and impairment of oil and gas properties.

Fair Value of Financial Instruments

The carrying values reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short term nature of these instruments. The fair value of the note receivable of $1 is an estimate based on the value we expect to realize within the next twelve months. Amounts due to related parties approximate their fair value due to the related party nature of the debt and the amount receivable from a related party approximates its fair value because it was repaid in the second quarter of 2005.

Revenue Recognition

We recognize oil and gas revenue as income when the oil or gas is produced and sold.

Oil and Gas Properties

We follow the full-cost method of accounting whereby all costs related to the acquisition of oil and gas leases and acquisition and development of oil and gas properties are capitalized into a single cost center (“full-cost pool”). These costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full-cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

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

Under the full-cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. Our oil and gas wells began producing during the first quarter of 2003. We recorded no depletion during the years ended December 31, 2004 or 2003 because at December 31, 2002, our oil and gas properties were either written down to a nominal value or written down to their net present value, based on a December 31, 2004 reserves study. (Note 4)

Stock-based Compensation

We account for our stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to the employees and directors of the Company. Accordingly, we have recognized no compensation cost for these options. We have recognized compensation expense in the accompanying financial statements for stock options that we issued to our outside consultants. If we had determined compensation expense for the options granted to our employees and directors based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, our net loss and net loss per share for the years ended December 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

Page - 28

	For the Year Ended	For the Year Ended
	December 31, 2004	December 31, 2003

Net Income (loss) attributable to common shareholders:

As reported	$6,494	$(261,879)
Stock-based employee compensation
determined under the fair value
based method	-	(490)
Pro forma	$6,494	$(262,369)
Net loss per common share:

As reported	$0.01	$(0.01)
Pro forma	$0.01	$(0.01)

The fair value of the common stock options that we granted during the years ended December 31, 2004 and 2003, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

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

Recent Accounting Pronouncements

The Securities and Exchange Commission issued Staff Accounting Bulletin SAB No. 106 (“SAB 106”) in September 2004 regarding the application of SFAS 143 for oil and gas producing entities that follow the full-cost accounting method. SAB 106 states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. We have calculated our ceiling test computation in this manner since the adoption of SFAS 143, and therefore the adoption of SAB 106 in the third quarter of 2004, did not have a material effect on our financial statements.

During March 2004, the Emerging Issues Task Force (“EITF”) determined that mineral rights as defined in EITF Issue 04-2, “Whether Mineral Rights are Tangible or Intangible Assets”, are tangible assets and should not be considered intangible assets in SFAS 141, “Business Combinations” (“SFAS 141”) and SFAS 142, “Goodwill and Intangible Assets” (”SFAS 142”). The FASB, in agreement with this determination, amended SFAS 141 and 142 through the issuance of FASB Staff Position (“FSP”) FSP 141-1 and 142-1. In addition, the proposed FSP 142-b confirms that SFAS 142 did not change the balance sheet classification or disclosures of mineral rights of oil and gas producing entities. We classify our oil and gas leaseholds as tangible oil and gas properties which is consistent with EITF 04-02, FSP 141-1 and 142-1 and therefore such pronouncements did not have a material effect on our financial condition or results of operations.

Contractual Obligations

The only contractual obligation we had at December 31, 2004, was the following Burlington settlement payable:

On March 1, 2004, the Company and Burlington Resources Oil & Gas Company, LP (“Burlington”) entered into a settlement agreement whereby the Company agreed to pay Burlington a total of $691,874, in twelve equal monthly payments, commencing August 14, 2004.

Page - 29

Internal and External Sources of Liquidity

We have funded our operations principally through the subscription of common shares and through shares for debt.

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

Item 7. Financial Statements

See audited financial statements for the period ended December 31, 2004 and 2003 attached as Exhibit A to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Brek’s accountants on accounting and financial disclosure. Brek’s principal independent accountant since November 24, 2004 to the current date is Hall & Company, Certified Public Accountants Inc., 16140 Sand Canyon Avenue, Suite 100, Irvine California, 92618

Effective November 24, 2004, Brek’s board of directors approved a change in Brek’s independent auditors. None of the reports of Deloitte Touche Tohmatsu, Chartered Accountants on the financial statements of Brek’s for the fiscal years ended December 31, 2000 and 2001 contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Although audited statements prepared by Deloitte Touche Tohmatsu, Chartered Accountants contained a going concern qualification, such financial statements did not contain any adjustments for uncertainties stated therein, nor have there been at any time, disagreements between Brek and Deloitte Touche Tohmatsu, Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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

Page - 30

Item 8A.     Controls and Procedures.

Brek maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Brek’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Brek’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, Brek’s Chief Executive Officer and Chief Financial Officer believe Brek’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by Brek in this report is accumulated and communicated to Brek’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, Brek’s chief executive officer and chief financial officer concluded that Brek’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Item 3.02 - Unregistered Sales of Equity Securities

On October 1, 2004, Brek issued 1,396,956 restricted units to First Griffin Group LLC. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant is exercisable for two years at an exercise price of $0.35 per warrant. See “Item 5(d) - Recent Sale of Unregistered Securities” above for more details.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Identify Directors and Executive Officers

Each director of Brek or its subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Brek’s and its subsidiaries’ management teams are listed below.

Management Teams
	Brek Energy Corporation	Brek Petroleum Inc.	Vallenar Energy Corp.	Brek Petroleum (California), Inc.
Richard N. Jeffs	Director, CEO, President, and Chief Financial Officer	Director and President	Director and President	Director, President, Chief Financial Officer, and Corporate Secretary
Gregory Pek	Director	n/a	n/a	n/a
Ian Robinson	Director	n/a	n/a	n/a
Michael L. Nazmack	Director	n/a	n/a	n/a
Eugene Sweeney	Director	n/a	n/a	n/a
Shawne Malone	Director	n/a	n/a	n/a
John daCosta	Treasurer	Treasurer and Corporate Secretary	Treasurer and Corporate Secretary	n/a
Anne McFadden	Corporate Secretary	n/a	n/a	n/a

Page - 31

Richard N. Jeffs  - Mr. Jeffs (60 years old) has been the president and chief executive officer of Brek since February 2004 and a director and the chief financial officer of Brek since January 2005. Mr. Jeffs has also been the sole director and president of Brek Petroleum Inc, since February 2004. Finally, Mr. Jeffs has been the sole director and officer of Brek Petroleum (California), Inc. since July 2004. In the past five years, Mr. Jeffs’ has been a self-employed businessman since 1990 and a director of a private venture capital company since 1999.

Potential conflict of interest: Richard N. Jeffs, Brek’s president and chief executive officer, is an officer and director of Trilogy Metals Inc., an inactive reporting company, which may impact the amount of his time spent on Brek’s business operations. Mr. Jeffs may have demands placed on his time, which will detract from the amount of time he is able to devote to Brek. Mr. Jeffs devotes at least 40 hours per week of his business time and attention to Brek’s activities as required. Although Mr. Jeffs has other current business interests he will attend to Brek’s business as his first priority. Brek consents to and understands this potential conflict of interest.

Gregory Pek - Mr. Pek (50) has been a director of Brek since March 1999. Mr. Pek was a co-founder of Brek and was the president and chief executive officer of Brek from March 1999 until June 2000. Mr. Pek was the chairman of the board of Brek from June 2000 until November 2000. Mr. Pek was the president and co-chief executive officer of Brek from October 2000 until August 2001. From August 2001 until October 2002, Mr. Pek was the chief executive officer of Brek. Finally, from November 2003 until January 2005, Mr. Pek was the chief financial officer of Brek. Since December 2002, Mr. Pek has been a director and officer of Global Financial Network Limited, a private Hong Kong company. From 1994 to 1999, Mr. Pek was an executive officer of both David Resources Company Limited, a petroleum and wine trading company, and Kong Tai International Holdings Company Limited, a real property investment company. From September 1998 to February 1999, Mr. Pek was a director of Singapore Hong Kong Properties Investment Limited, another real property investment company. Mr. Pek obtained a Bachelor of Commerce from the University of British Columbia in 1978. In 1981, Mr. Pek received his chartered accountant designation after articling with Clarkson Gordon.

Ian Robinson - Mr. Robinson (66) has been a director of Brek since April 2001. Since 1995, Mr. Robinson has been the owner and managing director of Robinson Management Limited, a business consulting firm. In 1962, Mr. Robinson received his CPA designation from the Institute of Chartered Accountants of Australia.

Michael L. Nazmack - Mr. Nazmack (55) has been a director of Brek since March 31, 2003. Mr. Nazmack, a graduate of Penn State University with degrees in Mechanical and Civil and Structural Engineering, was granted his Professional Engineer’s Certificate from the states of California and Alaska in 1979. From 1977 until 1984 he worked for Santa Fe International Corporation on a number of oil and gas related projects and was the Project Engineer for the North Slope of Alaska’s oil field development, responsible for the planning, engineering and construction of over one billion dollars worth of oil and gas pipelines. From 1986 to 2003, Mr. Nazmack was the president of Longstown Development Corporation, a developer of 300 retirement condominium units. From 1993 to 2002, Mr. Nazmack was also the vice-president York Condominium Constructors, Inc., which built another 300 retirement condominium units. For both these projects, Mr. Nazmack designed the units and the site layout, did the construction surveying, personally handled the permitting, sales, and the business, legal, and engineering matters on a daily basis. From February 1997 to May 2005, Mr. Nazmack was the Chairman of the board of York Industries, Inc. Mr. Nazmack was responsible for executive decisions such as purchasing of new machinery and computers and deciding to build a new facility. Once the decision was made Mr. Nazmack was responsible for the design and managed the construction of the new 60,000 square foot factory building, which York Condominium Constructors, Inc. built in 2001.

Eugene Sweeney - Mr. Sweeney (38) has been a director of Brek since October 2004. Mr. Sweeney has been an investment strategist for Griffin Asset Management LLC since September 2004. Mr. Sweeney was an equity and options trader from September 1999 to September 2004, working for Bushwood Trading until November 2001, then Stafford Trading until June 2002, and the TD Securities until September 2004.

Shawne Malone - Mr. Malone (37) has been a director of Brek since October 2004. In the past five years, Mr. Malone’s business experience has consisted of being an options specialist for TD Options LLC in New York, a subsidiary of TD Bank, a large multinational bank with headquarters in Toronto, Canada, from March 1999 to June 2004.  Mr. Malone has experience trading options on a variety of assets from equities to commodities to convertible bonds.  Mr. Malone is a co-founder of, and since July 2004, has been the Co-CEO of Griffin Asset Management LLC, a money management firm headquartered in Chicago.  Mr. Malone graduated from The Pennsylvania State University in 1997 with a BS in Finance and International Business.

(b) Identify Significant Employees

Brek has no significant employees.

Page - 32

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Brek to become directors or executive officers, with the exception that Anne McFadden is the sister-in-law of Richard N. Jeffs.

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

(e) Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Brek is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following. Richard N. Jeffs, Gregory M. Pek, Ian Robinson, Michael L. Nazmack, James Pratt and Ravi Daswani all failed to file a Form 5 or to provide Brek with a written representation that a Form 5 was not required.

The other affiliates, in lieu of filing a Form 5, provided Brek with a written representation that a Form 5 was not required.

(f) Audit Committee Financial Expert

Brek has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of Brek’s limited operations, management believes the services of a financial expert are not warranted.

(g) Identification of Audit Committee

Brek’s Audit Committee currently consists of Gregory Pek, Ian Robinson and Eugene Sweeney. The Audit Committee is responsible for (i) reviewing the scope of and the fees for the annual audit, (ii) reviewing with the independent auditors the corporate accounting practices and policies, (iii) reviewing with the independent auditors their final report, and (iv) being available to the independent auditors during the year for consultation purposes. Each of the members of the Audit Committee was independent within the meaning of Rule 4200(a)(15) of the NASD listing standards.

As of December 31, 2004, Brek did not have a written audit committee charter or similar document.

(h) Code of Ethics

Brek has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of Brek’s adopted code of ethics is attached to this annual report. See Exhibit 99.1 - Code of Ethics for more information. Also, Brek’s code of ethics has been posted on its website at www.brekenergy.com. Brek undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Peter Forward at (604) 648-0511 to request a copy of Brek’s code of ethics. Management believes Brek’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Page - 33

Item 10. Executive Compensation.

Brek has paid no compensation to its named executive officers during its 2004 fiscal year.

SUMMARY COMPENSATION TABLE

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
Richard N. Jeffs CEO / President Oct 2002 - Nov 2002 Feb 2004 - Present CFO Jan 2005 - Present	2002 2003 2004	nil n/a nil	nil n/a nil	nil n/a nil	nil n/a nil	nil n/a nil	nil n/a nil	nil [1] n/a 226,250 [2]
Gregory M. Pek CEO / President Mar 1999 - Oct 2000 Aug 2001 - Oct 2002 Co-CEO / President Oct 2000 - Aug 2001 CFO Nov 2003 - Jan 2005	2002 2003 2004	189,286 [3] 65,575 nil	nil nil nil	27,871 [4] nil nil	nil nil nil	25,000 [5] nil nil	nil nil nil	70,000 [6] 50,000 [7] nil
Kenneth G. C. Telford CFO July 2000 - Oct 2003	2002 2003 2004	297,806 [8] 50,909 n/a	34,000 [9] nil n/a	17,209 [4] 7,742 [4] n/a	nil nil n/a	50,000 [5] nil n/a	nil nil n/a	nil 50,000 [10] n/a
Ian Robinson Chairman Jan 2001 - present	2002 2003 2004	40,500 [11] nil [12] nil	34,000 [13] nil nil	nil nil nil	nil nil nil	25,000 [5] nil nil	nil nil nil	nil 13,500 [14] nil
[1] Richard N. Jeffs was owed $24,000 for consulting fees at December 31, 2002.
[2 ] Richard N. Jeffs was paid 1,804,167 units valued at $226,250 for finder’s fee. The fair market value of Brek’s shares of common stock at the time of the issuances of these shares ranged from $0.15 per share to $0.38 per share. See “Item 5.(d) Recent Sale of Unregistered Securities” above for more details.
[3] Gregory Pek accrued $159,038 in additional salary in the fiscal year ended December 31, 2002.
[4] Other annual compensation consisted of housing expense, directors fees, and employer contributions to the mandatory provident fund in Hong Kong, which is a similar program to Social Security in the United States.
[5] On July 15, 2002, Brek granted these stock options to the named executive officer. The fair market value of Brek’s shares of common stock at the time of the granting of these stock options was $0.73 per share.
[6] On September 10, 2002, Gregory Pek received 100,000 shares of common stock as severance valued at $70,000. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.72 per share.
[7] On April 14, 2003, Gregory Pek received 277,778 shares of common stock as settlement for $50,000 debt at a settlement price of $0.18 per share. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.21 per share.
[8] Kenneth Telford accrued $54,000 in additional salary in the fiscal year ended December 31, 2002.
[9] Kenneth Telford received 50,000 shares of common stock in payment of a bonus accrued during 2001 in the amount of $34,000. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.68 per share.
[10] On April 14, 2003, Kenneth Telford received 277,778 shares of common stock as settlement for $50,000 debt at a settlement price of $0.18 per share. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.21 per share.
[11] Ian Robinson accrued $13,500 in additional salary for the fiscal year ended December 31, 2002.
[12] Ian Robinson accrued $12,000 in additional salary for the fiscal year ended December 31, 2003.
[13] Ian Robinson received 50,000 shares of common stock in payment of salary accrued during 2001 in the amount of $34,000. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.68 per share.
[14] On April 14, 2003, Ian Robinson received 75,000 shares of common stock as settlement for $13,500 debt at a settlement price of $0.18 per share. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.21 per share. The debt represented the accrued directors’ fees set out in footnote #11 above.

Page - 34

Grant of Stock Options

Brek did not grant any stock options or stock appreciation rights during the last completed fiscal year.

Existing Stock Options

No stock options or stock appreciation rights were exercised during the last completed fiscal year. Existing stock options in the hands of named executive officers and senior management as of December 31, 2004, were as follows:

Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options/SARs at FY-end (#)		Value of unexercised in-the-money options/SARs at FY-end ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard N. Jeffs	0	Nil	150,000 (1)	0	0	0
Gregory M. Pek	0	Nil	100,000	0	0	0
Ian Robinson	0	Nil	100,000	0	0	0
Kenneth Telford	0	Nil	250,000	0	0	0
(1)	Stock options granted to Wet Coast Management Corp., which Richard N. Jeffs is the sole shareholder.

Long Term Incentive Plan Awards

Brek did not award any long term incentive plans during the last completed fiscal year.

Director Compensation

Currently, there are no written arrangements between Brek and any of its directors or between any of the subsidiaries and any of its directors whereby such directors are compensated for any services provided as directors. From time to time, certain directors who are not employees may receive grants of options to purchase shares of common stock of Brek.

Termination of Employment

There are no other employment agreements between Brek or the subsidiaries and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer that provide for specific compensation in the event of resignation, retirement, other termination of employment, a change of control of Brek, or from a change in a named executive officer’s responsibilities following a change in control.

Compensation Committee

Brek’s compensation committee was established on January 31, 2005. Each of Ian Robinson, Michael L. Nazmack and Eugene Sweeney were appointed as a member of Brek’s compensation committee and will serve as a member for one year or until the member resigns or is removed from the committee by a majority vote of the board of directors. Each member is a non-employee member of Brek’s Board of Directors. The Compensation Committee reviews and determines Brek’s executive compensation objectives and policies, administers Brek’s stock plans and grants stock options.

Page - 35

Item 11. Security Ownership of Certain Beneficial Holders and Management.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Richard N. Jeffs Third Floor 346 Kensington High Street London, UK, W14 8NS	15,077,336 [2] [3]	23.4% [4]

[1] Based on 59,498,090 shares of common stock issued and outstanding as of November 10, 2005, unless indicated otherwise.
[2] This number includes 1,267,389 shares of common stock that are beneficially owned indirectly.
[3] This number includes 4,762,501 warrants that that can be exercised into one share of common stock per warrant and 150,000 stock options that can be exercised into one share of common stock per stock option.
[4] Based on 64,410,591 shares of common stock on the assumption that all the warrants and stock options in footnote #3 above are exercised.

 (b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Richard N. Jeffs Third Floor 346 Kensington High Street London, UK, W14 8NS	15,077,336 [2] [3]	23.4% [4]
shares of common stock	Gregory M. Pek 902 Henley Building 5 Queens Road Central, Hong Kong	1,890,278 [5]	3.17% [6]
shares of common stock	Ian Robinson 902 Henley Boulevard 5 Queen Road Central, Hong Kong	870,000 [7] [8]	1.46% [9]
shares of common stock	Michael L. Nazmack 3280 Forrest Lane York, Pennsylvania, 17402	810,980	1.36%
shares of common stock	Eugene Sweeney 345 N. Lasalle Chicago, Illinois, 60610	1,546,033 [10] [11]	2.59% [12]
shares of common stock	Shawne Malone 151 W. Burton Place Coach House #2 Chicago, Illinois, 60610	355,592 [13] [14]	0.6% [15]
shares of common stock	Directors and Executive Officers (as a group)	20,550,219 [16]	31.39% [17]
[1] Based on 59,498,090 shares of common stock issued and outstanding as of November 10, 2005, unless indicated otherwise.
[2] This number includes 1,267,389 shares of common stock that are beneficially owned indirectly.
[3] This number includes 4,762,501 warrants that that can be exercised into one share of common stock per warrant and 150,000 stock options that can be exercised into one share of common stock per stock option.
[4] Based on 64,410,591 shares of common stock on the assumption that all the warrants and stock options in footnote #3 above are exercised.
[5] This number includes 100,000 stock options that can be exercised into one share of common stock per stock option.
[6] Based on 59,598,090 shares of common stock on the assumption that all stock options in footnote #5 above are exercised.
[7] This number includes 125,000 shares of common stock that are beneficially owned indirectly.
[8] This number includes 100,000 stock options that can be exercised into one share of common stock per stock option.
[9] Based on 59,598,090 shares of common stock on the assumption that all stock options in footnote #8 above are exercised.
[10] This number includes 718,742 shares of common stock that are beneficially owned indirectly.
[11] This number includes 718,742 warrants that that can be exercised into one share of common stock per warrant.
[12] Based on 60,216,792 shares of common stock on the assumption that all warrants in footnote #11 above are exercised.
[13] This number includes 69,520 shares of common stock that are beneficially owned indirectly.
[14] This number includes 144,520 warrants that that can be exercised into one share of common stock per warrant.
[15] Based on 59,642,610 shares of common stock on the assumption that all warrants in footnote #14 above are exercised.
[16] This number includes 5,625,763 warrants that that can be exercised into one share of common stock per warrant and 350,000 stock options that can be exercised into one share of common stock per stock option.
[17] Based on 65,473,853 shares of common stock on the assumption that all warrants and stock options listed above in footnotes #3, #5, #8, #11 and #14 are exercised.

Page - 36

(c) Changes in Control

Brek is not aware of any arrangement that may result in a change in control of Brek.

Item 12. Certain Relationships and Related Transactions.

(a) Transactions with Related Parties

During the last two fiscal years, no director, executive officer or security holder has had any direct or indirect material interest in any transaction or a series of similar transactions that exceeded $60,000 to which Brek or any of its subsidiaries was a party, except for the following:

Brek granted an option on May 1, 2004, to Griffin Asset Management, LLC, a drilling fund, which gave the drilling fund the right to contribute 50% of the drilling and completion costs of any well in which Brek participates in Utah and Wyoming in exchange for 50% of Brek’s production and working interest in the well. This right increases to 100% if Brek elects not to participate in the well. The drilling fund must pay Brek a fee equal to 7.5% of the estimated costs of the work when it elects to participate (adjusted when the work is finished to equal 7.5% of the actual costs), and a 7% royalty (subject to adjustment in certain circumstances). The agreement ends on the earlier of April 30, 2012, and the date on which the drilling fund acquires an interest 100 wells. The drilling fund has not exercised any rights under this agreement. See Exhibit 10.6 - Option to Acquire Interests in Oil and Gas Properties for more details.

Each of Eugene Sweeney and Shawne Malone has a beneficial interest in Griffin Asset Management, LLC. Both Mr. Sweeney and Mr. Malone are directors of Brek. Mr. Sweeney has a 50% beneficial interest in Griffin Asset Management, LLC. Mr. Malone is the Co-CEO of and has the other 50% beneficial interest in Griffin Asset Management, LLC.

Item 13. Exhibits.

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements for the period ended December 31, 2004	Included
3.1	Amended and Restated Articles of Incorporation filed as an Exhibit to Brek’s Form 10-K/A filed on May 14, 2002, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to Brek’s registration statement on Form 10 filed on October 21, 1999, and incorporated herein by reference.	Filed
4.1

Rights Agreement dated March 1, 2002 between Brek Energy Corporation and U.S. Bank N.A., filed as an Exhibit to Brek’s Form 8-K (Current Report) filed on March 6, 2002, and incorporated herein by reference.

Filed
4.2	2001 Employee Stock Option / Warrant Plan, filed as an Exhibit to Brek’s Form S-8 (Registration Statement) filed on July 10, 2002, and incorporated herein by reference.	Filed
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

Filed
10.6	Option to Acquire Interests in Oil and Gas Properties dated May 1, 2004 between Brek Petroleum Inc. and Griffin Asset Management, LLC	Included
10.7	Natural Gas Purchase Agreement dated December 23, 2004 between Brek Petroleum Inc. and Riverbend Gas Gathering, L.L.C.	Included
21	List of Subsidiaries, filed as an attached exhibit to Brek’s Form 10-KSB (2002 - Annual Report) filed on November 21, 2005, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics.	Included

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

2004 - $0- Hall & Company, Certified Public Accountants Inc.
2003 - $0 - Hall & Company, Certified Public Accountants Inc.

2004 - $0 - Deloitte Touche Tohmatsu, Chartered Accountants
2003 - $0- Deloitte Touche Tohmatsu, Chartered Accountants

Page - 37

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Brek’s financial statements and are not reported in the preceding paragraph were:

2004 - $0- Hall & Company, Certified Public Accountants Inc.
2003 - $0 - Hall & Company, Certified Public Accountants Inc.

2004 - $0 - Deloitte Touche Tohmatsu, Chartered Accountants
2003 - $0- Deloitte Touche Tohmatsu, Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2004 - $0- Hall & Company, Certified Public Accountants Inc.
2003 - $0 - Hall & Company, Certified Public Accountants Inc.

2004 - $0 - Deloitte Touche Tohmatsu, Chartered Accountants
2003 - $0- Deloitte Touche Tohmatsu, Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) above were:

2004 - $0- Hall & Company, Certified Public Accountants Inc.
2003 - $0 - Hall & Company, Certified Public Accountants Inc.

2004 - $0 - Deloitte Touche Tohmatsu, Chartered Accountants
2003 - $0- Deloitte Touche Tohmatsu, Chartered Accountants

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

Page - 38

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Brek has caused this report to be signed on its behalf by the undersigned duly authorized person.

BREK ENERGY CORPORATION

By: Richard N. Jeffs
Name:  Richard N. Jeffs
Title: Director and CEO
Dated: November   , 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Brek and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Richard N. Jeffs	President, CEO, Principal Executive Officer, CFO, Principal Financial Officer and a member of the Board of Directors	November 2005
/s/ Gregory Pek	Member of the Board of Directors	November 2005
/s/ Ian Robinson	Member of the Board of Directors	November 2005
/s/ Michael L. Nazmack	Member of the Board of Directors	November 2005
/s/ Eugene Sweeney	Member of the Board of Directors	November 2005
/s/ Shawne Malone	Member of the Board of Directors	November 2005

Page - 39

Exhibit 31

Page - 40

BREK ENERGY CORPORATION
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Richard N. Jeffs, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Brek Energy Corporation;

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

Date: November   , 2005

 /s/ Richard N. Jeffs
Richard N. Jeffs
Chief Executive Officer

Page - 41

BREK ENERGY CORPORATION
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Richard N. Jeffs, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Brek Energy Corporation;

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

Date: November   , 2005

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

Page - 42

Exhibit 32

Page - 43

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Brek Energy Corporation (“Brek”) on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, President and Chief Executive Officer of Brek and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Executive Officer

November   , 2005

Page - 44

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Brek Energy Corporation (“Brek”) on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard n. Jeffs, Chief Financial Officer of Brek and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

November   , 2005

Page - 45

Exhibit A
Financial Statements

Page - 46

BREK ENERGY CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 47

16140 SAND CANYON AVE., SUITE 100
IRVINE, CALIFORNIA 9261840
HALL&COMPANY Certified Public Accountants, Inc.         (949) 910-HALL (4255)
TAX, FINANCIAL AND BUSINESS ADVISORY SERVICES            FAX (949) 910-4256

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

September 21, 2005

To the Board of Directors and Stockholders of
Brek Energy Corporation (Formerly First Ecom.com, Inc.)
London, United Kingdom

We have audited the accompanying consolidated balance sheets of Brek Energy Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brek Energy Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

HALL & COMPANY
Irvine, California

Page - 48

BREK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003

ASSETS
Current Assets

Cash	$230,848	$2,318
Trade accounts receivable	56,802	6,028
Prepaids	1,238	-
Due from related party	116,594	-

	405,482	8,346

Oil and gas properties (Note 4)	4,800,422	2,339,345

TOTAL ASSETS	$5,205,904	$2,347,691

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$1,026,158	$1,347,517
Due to related parties (Note 5)	168,733	210,957

TOTAL LIABILITIES	1,194,891	1,558,474

Commitments and contingencies (Note 12)

Minority interest	70,001	65,342

STOCKHOLDERS' EQUITY

Share capital (Note 6)
Authorized
300,000,000 common shares, $0.001 par value
Issued and outstanding
55,331,420 and 28,713,630 common shares	55,331	28,714
Additional paid in capital	56,706,041	54,021,239
Common stock purchase warrants	8,515,348	8,016,124
Deficit	(61,335,708)	(61,342,202)

TOTAL STOCKHOLDERS' EQUITY	3,941,012	723,875

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,205,904	$2,347,691

The accompanying notes are an integral part of these consolidated financial statements

Page - 49

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	The Years Ended
	Ended December 31,
	2004	2003

Revenue	$363,053	$22,077

Expenses

Operating expenses
General and administrative	351,900	287,140

Total operating expenses	351,900	287,140

Income (Loss from operations)	11,153	(265,063)

Other Income (expenses)
Interest income	-	6,572
Other income	-	3,926

Total other (expenses) income	-	10,498

Net Income (Loss) before Minority Interest	11,153	(254,565)

Minority Interest	(4,659)	(7,314)

Net Income (Loss)	$6,494	$(261,879)

Basic and diluted earnings (loss) per share	$0.01	$(0.01)

Weighted Average Shares Outstanding	41,903,934	28,105,904

The accompanying notes are an integral part of these consolidated financial statements

Page - 50

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

					Accumulated
	Common Stock Issued		Additional	Common Stock	Other
	Number of		Paid in	Purchase	Comprehensive
	Shares	Amount	Capital	Warrants	(Loss) Income	Total

Balance January 1, 2003	26,560,037	$26,561	$53,635,745	$8,016,124	$(61,080,323)	$598,107

Issuance of common shares for cash	277,776	277	49,723		-	50,000
Issuance of common shares for debt	1,875,817	1,876	335,771	-	-	337,647
Net loss for the year	-	-	-	-	(261,879)	(261,879)

Balance, December 31, 2003	28,713,630	28,714	54,021,239	8,016,124	(61,342,202)	723,875

Units issued for cash	23,438,623	23,438	2,332,981	785,474	-	3,141,893
Units issued for debt	3,179,167	3,179	218,071	73,750	-	295,000
Finders fees	-	-	(226,250)	-	-	(226,250)
Common stock purchase warrants, expired	-	-	360,000	(360,000)	-	-
Net income for the year	-	-	-	-	6,494	6,494

Balance, December 31, 2004	55,331,420	$55,331	$56,706,041	$8,515,348	$(61,335,708)	$3,941,012

The accompanying notes are an integral part of these consolidated financial statements

Page - 51

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	The Years Ended December 31,
	2004	2003

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES

Net income (loss) for the year	$6,494	$(261,879)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Minority interest	4,659	7,314
Issuance of shares in settlement of debt	-	-
Finders fees paid with shares for debt	-	-

	11,153	(254,565)
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(50,774)	(5,150)
(Increase) decrease in prepaids	(1,238)	32,447
Increase in amounts due from related party	(116,594)	-
(Decrease) increase in accounts payable and accrued liabilities	(288,954)	365,058
(Decrease) increase in amounts due to related parties	(5,879)	117,212

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(452,286)	255,002

CASH FLOWS (USED IN) INVESTING ACTIVITIES

Cash spent on oil and gas properties	(2,461,077)	(306,485)

NET CASH (USED IN) INVESTING ACTIVITIES	(2,461,077)	(306,485)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Proceeds from issuance of common stock	3,141,893	50,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,141,893	50,000

Net increase (decrease) in cash	228,530	(1,483)

Cash at the beginning of year	2,318	3,801

Cash at the end of year	$230,848	$2,318

Supplemental cash information:

Cash paid during the year/period for:
Interest	$-	$-

Non Cash Transactions:
Issuance of common shares in settlement of debt	$32,405	$65,675
Issuance of common shares in settlement of amounts due to related parties	$36,345	$271,972
Issuance of common shares to an officer in payment of finders fees	$226,250	$-
Expiry of common stock purchase warrants	$360,000	$-
Issuance of common stock purchase warrants	$859,224	$-

The accompanying notes are an integral part of these consolidated financial statements

Page - 52

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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
December 31, 2004

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

Fair Value of Financial Instruments
The carrying values reflected in the consolidated balance sheets for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short term nature of these instruments. The fair value of the note receivable of $1 is an estimate based on the value the Company expects to realize within the next twelve months. Amounts due to related parties approximate their fair value due to the related party nature of the debt and the amount receivable from a related party approximates its fair value because it was repaid in the second quarter of 2005.

Revenue Recognition
Oil and gas revenue is recognized as income when the oil or gas is produced and sold.

Long-Lived Assets
At December 31, 2004 the Company’s only long lived asset is its oil and gas properties. At December 31, 2004 the Company determined that the oil and gas properties reflect their fair value and did not recognized an impairment loss.

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

Research and Development and Advertising
Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $Nil in each of the years ended December 31, 2004 and 2003. Advertising costs amounted to $18,368 and $2,037 for the years ended December 31, 2004 and 2003.

Comprehensive Income
Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. The Company had no comprehensive income for the years ended December 31, 2004 and 2003.

Page - 54

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

Depletion of exploration and development costs are computed using the units of production method based upon estimated proven oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. The properties are reviewed periodically for impairment. Total well costs are transferred to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower, of unproven properties. Should capitalized costs exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. The Company’s oil and gas wells began producing during the first quarter of 2003, no depletion was recorded during the years ended December 31, 2004 or 2003 because at December 31, 2002, the Company’s oil and gas properties were either written down to a nominal value or written down to their net present value, based on a December 31, 2004 reserves study. (Note 4)

Basic and Diluted Net Income (Loss) Per Common Share (“EPS”)
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

As of December 31, 2004, the Company had 55,331,420 shares of common stock issued and outstanding. The Company also had 1,580,000 shares of common stock issuable upon exercise of outstanding options and 28,361,472 shares of common stock issuable upon exercise of outstanding warrants. Additional options or warrants may be granted to purchase 3,420,000 shares of common stock under the Company’s 2001 stock option plan.

Page - 55

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation
The Company accounts for its stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the years ended December 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

	For the Year Ended	For the Year Ended
	December 31, 2004	December 31, 2003
Net Income (loss) attributable to common shareholders:

As reported	$6,494	$(261,879)
Stock-based employee compensation
determined under the fair value
based method	-	(490)
Pro forma	$6,494	$(262,369)
Net loss per common share:

As reported	$0.01	$(0.01)
Pro forma	$0.01	$(0.01)

The fair value of the common stock options granted during the years ended December 31, 2004 and 2003, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

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
December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation, continued
The Company accounts for the re-pricing and re-issuing of stock options under the variable accounting provisions of FIN 44.

Recent Accounting Pronouncements
The Securities and Exchange Commission issued Staff Accounting Bulletin SAB No. 106 (“SAB 106”) in September 2004 regarding the application of SFAS 143 for oil and gas producing entities that follow the full cost accounting method. SAB 106 states that after adoption of SFAS 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. The Company has calculated its ceiling test computation in this manner since the adoption of SFAS 143 and therefore when SAB 106 was adopted in the third quarter of 2004, it did not have a material effect on the Company’s financial statements.

During March 2004, the Emerging Issues Task Force (“EITF”) determined that mineral rights as defined in EITF Issue 04-2, “Whether Mineral Rights are Tangible or Intangible Assets”, are tangible assets and should not be considered intangible assets in SFAS 141, “Business Combinations” (“SFAS 141”) and SFAS 142, “Goodwill and Intangible Assets” (”SFAS 142”). The FASB, in agreement with this determination, amended SFAS 141 and 142 through the issuance of FASB Staff Position (“FSP”) FSP 141-1 and 142-1. In addition, the proposed FSP 142-b confirms that SFAS 142 did not change the balance sheet classification or disclosures of mineral rights of oil and gas producing entities. The Company classifies its oil and gas leaseholds as tangible oil and gas properties which is consistent with EITF 04-02, FSP 141-1 and 142-1 and therefore such pronouncements did not have a material effect on the Company’s financial condition or results of operations.

In March 2004, the FASB issued consensus on EITF 03-6, “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share,” related to calculating earnings per share with respect to using the two-class method for participating securities. This pronouncement is effective for all periods after March 31, 2004, and requires prior period to be restated. As the Company only has one class of shares and has incurred net losses in the current and prior periods, the adoption of EITF 03-6 did not have a material effect on the Company’s financial condition or results of operations.

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

Page - 57

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Reclassifications
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the results of operations of financial position for any year presented.

NOTE 3 - NOTE RECEIVABLE

At December 31, 2002, as a result of a dispute with Transworld, the Company undertook an assessment on its notes receivable and recorded an impairment charge of $1,901,106 to reduce the carrying value of the asset to $Nil which is the estimated fair value that the Company expects to receive within the next twelve months. (Note 12)

NOTE 4 - OIL AND GAS PROPERTIES

The Company has a 25% interest in 129,514 gross acres (17,881 net acres) in the Uinta Basin region in Utah, 125,572 gross acres (21,307 net acres) in the Greater Green River Basin of Wyoming and 3,868 gross acres (880 net acres) in Kern County and San Luis Obispo County in California and a 50% interest in 51,194 gross acres (8,865 net acres) in Edwards County in Texas.

The following table presents the Company’s oil and gas property acquisitions, exploration and development expenditures and an adjustment for impairment charges:

	December 31,
	2004	2003
Property acquisition costs	$18,937,141	$18,137,141
Exploration and development expenditures	2,497,468	836,391
	21,434,609	18,973,532
Less: Impairment charges	(16,634,187)	(16,634,187)

	$4,800,422	$2,339,345

Page - 58

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 4 - OIL AND GAS PROPERTIES, continued

At December 31, 2004 and 2003, the Company’s proved and unproved oil and gas properties consisted of leasehold interests and exploration and development costs related to their interests in Texas, Utah, Wyoming and California. The Company’s proven and unproven properties are evaluated periodically for the possibility of potential impairment. At December 31, 2004 and 2003, the Company’s oil and gas properties were valued as follows:

	December 31, 2004	December 31, 2003
Proved and Unproved Properties

Property acquisition costs:

Utah	$2,832,560	$2,032,560
Wyoming	100	100
California	100	100
Texas	100	100

Exploration & development costs:

Wyoming	-	-
Utah	1,967,562	306,485
California	-	-
Texas	$4,800,422	$2,339,345

During the years ended December 31, 2004 and 2003, no impairment charges were recorded against the Texas, California and Wyoming properties. At December 31, 2002, the Company recorded impairment charges against their Utah properties based on a December 31, 2004, reserves study. As a result of this study the Company valued the Utah oil and gas properties at an amount equal to the present value, discounted at 10%, of the estimated future net revenues from proved oil and gas reserves of approximately $5.7 million (calculated, based on estimated net revenues of $18.5 million) plus the cost, or estimated fair value, if lower of unproved properties, less estimated future expenditures to be incurred in developing and producing the proved reserves of approximately $900,000. The present value of estimated future net revenues was computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of December 31, 2004, assuming the continuation of existing economic conditions.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2004 and 2003, the Company paid $nil and $30,000 in consulting fees to a director of the Company. At December 31, 2004 and 2003, the Company was indebted to this director in the amount of $123,463.

During the years ended December 31, 2004 and 2003, the Company paid $nil and $12,000 in consulting fees to a director of the Company. At December 31, 2004 and 2003, the Company was indebted to this director in the amount of $12,000.

Page - 59

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 5 - RELATED PARTY TRANSACTIONS, continued

At December 31, 2004 and 2003, the Company had $33,270 and $22,403 in accounts payable to directors, former directors or companies controlled by directors.

At December 31, 2004 and 2003, the Company had $116,594 and $nil in accounts receivable from a limited partnership controlled by relatives of two of the Company’s directors. These funds were repaid during the second quarter of 2005.

At December 31, 2004, an officer of the Company received shares in payment of finder’s fees of $226,250 and in payment of debt of $25,951. (Note 6)

During the year ended December 31, 2003, the Company settled $271,972 in related party debt by issuing 1,510,958 common shares at $0.18 per share. (Note 6)

NOTE 6 - COMMON STOCK

On April 14, 2003, the Company issued 277,776 common shares at $0.18 per share by way of a private placement for total proceeds of $50,000.

On April 14, 2003, the Company converted $308,947 in accounts payable and $28,700 in loans payable into 1,875,817 common shares at $0.18 per share. (Note 5)

On March 3, 2004, the Company issued a total of 8,750,000 units at $0.05 for each unit, by way of a private placement for cash of $437,500. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on March 3, 2005. The fair value of the warrants was estimated to be $109,375 and has been recorded as a separate component of stockholders’ equity. (Note 9)

On March 3, 2004, the Company issued a total of 875,000 units, to an officer of the Company, at $0.05 for each unit, for finders’ fees of $43,750. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on March 3, 2005. The fair value of the warrants was estimated to be $10,938 and has been recorded as a separate component of stockholders’ equity. (Notes 5 and 9)

On March 3, 2004, the Company issued a total of 519,020 units, to an officer of the Company, at $0.05 for each unit, in exchange for debt totaling $25,951. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on March 3, 2005. The fair value of the warrants was estimated to be $6,488 and has been recorded as a separate component of stockholders’ equity. (Note 9)

On May 6, 2004, the Company issued a total of 4,666,667 units at $0.15 for each unit, by way of a private placement for cash of $700,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.25. The warrants have a term of three years and will expire on May 6, 2007. The fair value of the warrants was estimated to be $175,000 and has been recorded as a separate component of stockholders’ equity. (Note 9)

On May 6, 2004, the Company issued a total of 66,667 units, to an officer of the Company, at $0.15 for each unit, for finders’ fees of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.25. The warrants have a term of three years and will expire on May 6, 2007. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Notes 5 and 9)

Page - 60

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 6 - COMMON STOCK, continued

On May 6, 2004, the Company issued a total of 855,980 units at $0.05 for each unit, in exchange for debt totaling $42,799. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on May 6, 2005. The fair value of the warrants was estimated to be $10,700 and has been recorded as a separate component of stockholders’ equity. (Note 9)

On May 24, 2004, the Company issued a total of 2,000,000 units at $0.20 for each unit, by way of a private placement for cash of $375,000 and an accounts receivable for $25,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 24, 2007. The fair value of the warrants was estimated to be $100,000 and has been recorded as a separate component of stockholders’ equity. The $25,000 account receivable was collected in July, 2004. (Note 9)

On May 24, 2004, the Company issued a total of 1,500,000 units at $0.20 for each unit, by way of a private placement for cash of $300,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on May 24, 2006. The fair value of the warrants was estimated to be $75,000 and has been recorded as a separate component of stockholders’ equity. (Note 9)

On May 24, 2004, the Company issued a total of 350,000 units to an officer of the Company, at $0.20 for each unit, for finders’ fees of $70,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 24, 2007. The fair value of the warrants was estimated to be $17,500 and has been recorded as a separate component of stockholders’ equity. (Notes 5 and 9)

On May 28, 2004, the Company issued a total of 250,000 units at $0.20 for each unit, by way of a private placement for cash of $50,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 28, 2007. The fair value of the warrants was estimated to be $12,500 and has been recorded as a separate component of stockholders’ equity. (Note 9)

On May 28, 2004, the Company issued a total of 25,000 units to an officer of the Company, at $0.20 for each unit, for finders’ fees of $5,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 28, 2007. The fair value of the warrants was estimated to be $1,250 and has been recorded as a separate component of stockholders’ equity. (Notes 5 and 9)

On October 14, 2004, the Company issued a total of 1,396,956 units at $0.20 per unit by way of a private placement for cash of $279,392. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on October 14, 2006. The fair value of the warrants was estimated to be $69,848 (25% of the $279,392 in proceeds received from the sale of the units) and has been recorded as a separate component of stockholders’ equity. (Note 9)

On November 30, 2004, the Company issued a total of 550,000 units at $0.20 per unit by way of a private placement for cash of $110,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on November 30, 2007. The fair value of the warrants was estimated to be $27,500 (25% of the $110,000 in proceeds received from the sale of the units) and has been recorded as a separate component of stockholders’ equity. (Note 9)

Page - 61

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 6 - COMMON STOCK, continued

On November 30, 2004, the Company issued a total of 55,000 units, to an officer of the Company at $0.20 per unit for finders’ fees of $11,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on November 30, 2007. The fair value of the warrants was estimated to be $2,750 (25% of the $11,000 in debt) and has been recorded as a separate component of stockholders’ equity. (Note 9)

On November 30, 2004, the Company issued a total of 75,000 units at $0.20 per unit by way of a private placement for cash of $15,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $3,750 (25% of the $15,000 in proceeds received from the sale of the units) and has been recorded as a separate component of stockholders’ equity. (Note 9)

On November 30, 2004, the Company issued a total of 3,750,000 units at $0.20 per unit by way of a private placement for cash of $750,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $187,500 (25% of the $750,000 in proceeds received from the sale of the units) and has been recorded as a separate component of stockholders’ equity. (Note 9)

On November 30, 2004, the Company issued a total of 382,500 units, to an officer of the Company at $0.20 per unit for finders’ fees of $76,500. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $19,125 (25% of the $76,500 in debt) and has been recorded as a separate component of stockholders’ equity. (Note 9)

On December 21, 2004, the Company issued a total of 500,000 units at $0.20 per unit by way of a private placement for cash of $100,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on December 21, 2006. The fair value of the warrants was estimated to be $25,000 (25% of the $500,000 in proceeds received from the sale of the units) and has been recorded as a separate component of stockholders’ equity. (Note 9)

On December 21, 2004, the Company issued a total of 50,000 units, to an officer of the Company at $0.20 per unit for finders’ fees of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on December 21, 2006. The fair value of the warrants was estimated to be $2,500 (25% of the $10,000 in debt) and has been recorded as a separate component of stockholders’ equity. (Note 9)

Page - 62

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 7 - STOCKHOLDER RIGHTS PLAN

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

At December 31, 2004 and 2003, the Company had reserved 276,657,100 and 143,568,150 shares for the potential rights for the issued, outstanding and subscribed shares and 147,624,025 and 17,118,410 for the potential exercise of outstanding options and warrants.

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

During the year ended December 31, 2004, the Company no stock options were granted or cancelled.

During the year ended December 31, 2003, the Company did not grant any additional options to purchase shares of common stock to employees, directors or consultants. During the first quarter of 2003, the Company cancelled 50,000 options to purchase shares of commons stock, with an exercise price of $0.55 per share.

The following is a summary of the activity of the Company’s 2001 stock option/warrant plan for the year ended December 31, 2004:

	Shares Under	Weighted Average
	Option	Exercise Price

Outstanding, at December 31, 2002	1,630,000	$0.40
Cancelled	(50,000)	0.55
Outstanding, at December 31, 2003 and 2004	1,580,000	$0.44

The weighted average fair value of the options granted in 2004 and 2003 was $0.65.

At December 31, 2004 and 2003 the weighted-average remaining contractual life of the outstanding options was 1.64 and 2.45 years.

Page - 63

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 8 - STOCK OPTIONS, continued

The following table presents additional information related to the options outstanding as of December 31, 2004.

Exercise Price per Share	Number of Shares Outstanding	Number of Shares Exercisable
$0.40	1,210,000	1,210,000
$0.55	370,000	370,000

Total	1,580,000	1,580,000

During the years ended December 31, 2004 and 2003, the Company did not recorded any compensation costs.

NOTE 9 - WARRANTS

During the year ended December 31, 2003, the Company did not issue or cancel any warrants.

During the year ended December 31, 2004, the Company issued 26,617,790 warrants exercisable at between $0.25 and $0.35 for one to three year periods. (Note 6) During the year ended December 31, 2004, 516,667 warrants expired.

Warrants Outstanding
At December 31, 2004, the Company had the following share purchase warrants outstanding:

Number of Shares	Exercise Price Per Share	Expiry Date

10,144,020	0.35	March 3, 2005
1,076,167	11.40	March 5, 2005
26,923	7.80	March 9, 2005
223,925	11.40	March 9, 2005
855,980	0.35	May 6, 2005
1,500,000	0.35	May 24, 2006
1,396,956	0.35	October 14, 2006
75,000	0.30	November 30, 2006
4,132,500	0.35	November 30, 2006
550,000	0.35	December 21, 2006
4,733,334	0.25	May 6, 2007
2,350,000	0.30	May 24, 2007
275,000	0.30	May 28, 2007
605,000	0.30	November 30, 2007
27,944,805

Page - 64

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 10 - INCOME TAXES

Income tax expense has not been recognized for the years ended December 31, 2004 and 2003 and no taxes were payable at December 31, 2004 or 2003, because the Company has incurred losses since its inception.

The components of the Company’s net losses are as follows:

	2004	2003

United States of America	$(4,275,642)	$(4,043,273)
Hong Kong	(126)	(13,312)
Other countries (British Virgin Islands, Bermuda and Canada)	-	-
	$(4,275,768)	$(4,056,585)

As of December 31, 2004 and 2003, the Company had the following deferred tax assets that primarily relate to net operating losses. A 100% valuation allowance has been established, as management believe it is more likely than not that the deferred tax assets will not be realized.

	2004	2003

Federal loss carryforwards	$10,113,232	$8,916,052
State loss carryforwards, Nevada	-	-
Foreign loss carryforwards	2,925,783	2,925,763

Less: Valuation allowance	(13,039,015)	(11,841,815)
	$-	$-

The Company’s valuation allowance increased during 2004 and 2003 by $1,197,200 and $1,134,246.

At December 31, 2004 and 2003 the Company had the following net operating loss carryforwards (“NOL’s”):

	2004	2003

United States	$35,023,896	$30,748,254
Foreign (Hong Kong, Bermuda and British Virgin Islands)	20,282,399	20,282,273

	$55,306,295	$51,030,527

The federal NOL’s expire through December 31, 2024 and the Hong Kong NOL’s can be carried forward indefinitely.

Page - 65

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 11 - SEGMENTED INFORMATION

During the year ended December 31, 2002, the Company disposed of its payment processing business, the Company now has only one business, an oil and gas business in the United States of America.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company had no lease commitments at December 31, 2004 or 2003.

Rent expense for the years ended December 31, 2004 and 2003, was $nil and $11,441.

Going Concern
During the year ended December 31, 2002, the Company changed its business direction and has been focusing on its oil and gas business. As such, the Company has accumulated a deficit in excess of approximately $61 million to date and additional financing will be required by the Company to support development of its oil and gas properties until such time as the Company achieves positive cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Contingent liability
In February 2003 the debtor and guarantor of the note receivable commenced legal action against the Company, in Bermuda, claiming that the Company and its former subsidiary, First Ecom Systems Limited, had promised to develop and supply them with certain software. As a result of this litigation the debtor ceased making the required installment payments on March 1, 2003. Although the directors believed that this lawsuit is without merit as there was no condition to develop software for the debtor, due to lack of financial resources the Company did not defend its position and no further actions by either party have transpired since February 2003. (Note 3)

Commitments
On March 1, 2004, the Company entered into a settlement agreement whereby the Company agreed to pay a total of $691,874, in twelve equal monthly payments, commencing August 14, 2004.

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

NOTE 13 - SUBSEQUENT EVENTS

The Company has an option to acquire an additional 2.5% interest in certain of their undeveloped mineral leases by paying $5,250,000 on or before January 1, 2004 and if they exercise this option, the Company has the option of acquiring an additional undivided 2.5% interest by paying $5,250,000 on or before January 1, 2005. The Company did not exercise either of these options.

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

Page - 66

Exhibit 10.6

Page - 67

OPTION TO ACQUIRE INTERESTS

IN OIL AND GAS PROPERTIES

This agreement dated for reference May 1, 2004, is between Brek Petroleum, Inc., a Nevada corporation (“Brek”), and Griffin Asset Management, LLC, a Delaware limited liability company (“Griffin”). Brek and Griffin are collectively referred to as the Parties and individually as a Party.

RECITALS

A. On July 16, 2002, Brek and others entered into a purchase agreement with Gasco Energy, Inc. Pannonian Energy Inc. and San Joachin Oil & Gas Ltd. (together, “ Gasco”) under which Brek acquired interests in certain oil and gas leases, wells, related equipment, and other lands and participatory rights in Wyoming, Utah and California identified in the agreement (the “Gasco Agreement”). Brek has 25% of whatever interest Gasco had on July 16, 2002. Gasco is usually but not always the operator. Gasco and Brek are entitled to a share of production net of various royalties, overriding royalties and other burdens (the “Burdens”) that must be paid before any production is distributed to Brek and Gasco (the “Net Interest”).

B. Griffin wishes to acquire an interest in production from wells that Brek is entitled to drill under the Gasco Agreement on leases in Wyoming and Utah by contributing to the drilling costs as described by Gasco or another operator in its written notices and authorizations for expenditure (“AFEs”) or by Brek in an AFE if Brek initiates a drilling program.

Now therefore, in consideration of the foregoing recitals and the following respective representations, warranties, covenants and agreements, and other good and valuable consideration, the receipt and sufficiency of which the Parties acknowledge, the Parties agree as follows:

AGREEMENT

ARTICLE I
Offer to Acquire

Section 1.1   The Interest. Brek grants Griffin the right to acquire an interest in production by contributing cash for the drilling of wells on the Wyoming and Utah properties that it owns together with Gasco or has a right to acquire as described in the Gasco Agreement (the “Properties”). This right applies to drilling programs for a total of one hundred wells to be drilled on the Properties for which Brek receives a notice and AFE from Gasco or another joint owner, or for which Brek initiates a drilling program, after the day on which both Parties have signed this agreement (the “Effective Date”). The right is subject to the following terms and conditions:

a.  Griffin may contribute 50% of the amount of Brek’s portion of the AFE in return for 50% of Brek’s working interest in each well and 50% of Brek’s Net Interest minus a 7% royalty (the “Royalty”) payable to Brek (“Griffin’s Net Interest”). Griffin’s Net Interest cannot be less than 75% of 50% of Brek’s Net Interest. If Griffin’s Net Interest is less than 75% of 50% of Brek’s Net Interest, then the Royalty must be adjusted: i.e, if the sum of the Burdens is more than 18%, then the Royalty is reduced so that the sum of the two is equal to 25% and Griffin’s Net Interest is equal to 75% of 50% of Brek’s Net Interest; if the sum of the burdens and the Royalty is less than 25%, then Brek is entitled to the entire Royalty, and Griffin’s net interest is more than 75%.1

1.For example: if Brek’s share of production equals $100,000 and the Burdens equal 12.5%, then Brek’s Royalty is equal to 7% and Griffin’s Net Interest is equal to 80.5% of $50,000; if the Burdens equal 20%, then Brek’s Royalty is equal to 5% and Griffin’s Net Interest is equal to 75% of $50,000.

Page - 68

b.   Gasco, or another party with the right to initiate drilling, delivers to Brek notices that it intends to drill in accordance with the terms of the joint operating agreement that governs the drill site (“JOA”). These notices are written or, if a drill rig is on the site, telephoned. Brek has 30 days from its receipt of a written notice and 48 hours (excluding Saturday, Sunday and legal holidays) from a telephoned notice in which to notify Gasco that it consents to the drilling. Brek will deliver the notice to Griffin on the next business day following the day that it receives the notice. Griffin will inform Brek within twenty-one days if it elects to contribute, or within 36 hours of the telephoned notice. Griffin is liable for its portion of all costs of the drilling program in accordance with the terms of the governing JOA as of the date on which it notifies Brek that it intends to contribute to the drilling program.

c.  The operator delivers to Brek invoices for drilling in accordance with the terms of the governing JOA. Brek will deliver each invoice to Griffin on the next business day following its receipt with an invoice for its contribution. Griffin will pay its contribution directly to the operator within the time required by the JOA and deliver confirmation to Brek that it has paid its contribution. If Griffin fails to pay the invoiced contribution as required, then it is deemed to have elected to decline to participate and loses its right to contribute and share in the production of the well.

d.  If Brek initiates a drilling program then the notice provisions and response times of the governing JOA apply to AFEs and invoices.

e.  If Griffin elects to contribute, Griffin will pay Brek a fee equal to 7.5% of the amount of Griffin’s contribution to the drilling and completion costs (the “Fee”) as consideration for the right to contribute and acquire the working interests and net share of production. Griffin will pay the Fee when it delivers its written consent to Brek. The amount of the Fee must be adjusted when the well is completed to reflect the actual costs: if the costs are more than the AFE, then Griffin will pay Brek 7.5% of the difference; if the costs are less, then Brek will refund 7.5% of the difference to Griffin.

f.  When Griffin has paid its contributions for drilling and completion and the Fee to Brek, it has earned its working interest and share of production and is subject to the terms of the governing JOA. Brek then will inform Gasco (or whoever is the operator if Gasco is not) of Griffin’s interest with instructions to record Griffin’s interest and send Griffin’s net share of production on Griffin’s instructions. Nothing in this agreement grants Griffin a right to acquire an interest in the Properties or a right under the Gasco Agreement.

g.  If Griffin fails to contribute its portion of the costs that accrue to its working interest in wells, then its entire interest reverts to Brek and Griffin is not entitled to any further share of production or the return of any costs that it has contributed.

h.  If Griffin elects to contribute to an AFE for drilling a well but does not elect to contribute to the completion of a well following the drilling, then its entire interest reverts to Brek and Brek is entitled to 100% of the working interest and the share of production to which Griffin would otherwise be entitled.

i.  Griffin’s right is not exclusive. If Griffin declines to contribute to a well, then Brek may invite others to contribute to the drilling of the well that Griffin declined.

Section 1.2   Invited Participants. Griffin may invite others to participate in its contribution and share of production. If it does, then it must deliver to Brek a notice with the name, address, and payment instructions of the invited participant. When Griffin has earned its interest, Brek will instruct Gasco to make a division order in the favor of the invited participants. Nothing in this arrangement, however, requires that Brek or Gasco deal directly with the invited participants or relieves Griffin of any obligations under this agreement; all dealings are between Griffin and the invited participants and Brek is entitled to rely on Griffin’s instructions and representations in connection with the invited participants and their participation until they have earned their interests, at which point they will deal directly with the operator under the JOA.

Page - 69

Section 1.3   Non-consent. If Brek elects not to participate in a drilling program, then Griffin may contribute Brek’s portion to earn Brek’s entire interest and the well is counted as one well for the purpose of counting the 100 wells in which Griffin can acquire an interest under this agreement. If Brek does not participate at Griffin’s request, then the well is counted as two wells. In either case, if Griffin contributes Brek’s portion of a drilling program, Brek remains entitled to the Royalty and the Fee calculated on the whole of Griffin’s participation and interest.

Section 1.4   Conflict of Terms. Where the terms of this agreement and a governing JOA conflict, the terms of this agreement prevail unless they cause a Party to breach the JOA, in which case the terms of the JOA prevail.

Section 1.5   Programs Underway. The Parties acknowledge that Brek received two AFEs from Gasco during the month of April before the terms of this agreement were finalized for which drilling programs are underway. Griffin may contribute to the AFEs. The Parties will work out the terms of payment for these two wells if Griffin elects to contribute.

Section 1.6   Notice to Others. Brek will notify the other parties to a JOA of the terms of this agreement as required by the governing JOA.

Section 1.7  Term. This agreement and Griffin’s right to acquire the interests described above end when Griffin has acquired its interests in 100 wells under this agreement or at the end of eight years from the date of this agreement, whichever is the earlier.

Section 1.8  Force Majeure. If Gasco or Brek is unable to drill on the Properties during the term of this agreement because of force majeure (as defined in Article XI of the AAPL Form 610-Model Form Operating Agreement-1982 attached to the Gasco Agreement as Exhibit D, a copy of which Griffin acknowledges having received) then Brek will inform Griffin and Article XI in the exhibited model form operating agreement applies.

ARTICLE II
Representations and Warranties of Brek

Brek represents to Griffin as follows:

Section 2.1  Organization and Qualification. Brek is a corporation duly organized, validly existing and in good standing under the laws of Nevada, and has the requisite corporate power and authority to own or lease all material property that it purports to own or lease and to carry on its business as now being conducted. It is duly qualified as a foreign corporation, and is in good standing in each jurisdiction where the character of its properties owned or held under lease or the nature of its activities makes such qualification necessary, unless the failure to so qualify would not have a material adverse effect on its business or financial condition. It is qualified, to its Knowledge and where qualification is required, with all applicable governmental authorities to own and operate the properties and interests which are the subject matter of this agreement.

Section 2.2  Authorization of Agreement. It has full right, power and authority to enter into this agreement and to deliver the interests to Griffin. The execution and delivery of this agreement and the performance of the transactions contemplated by it have been duly authorized by its board of directors. The consummation of the transactions contemplated herein do not and will not, whether with or without the giving of notice or passage of time or both, conflict with or constitute a breach of, or default under, or result in the creation or imposition of any tax, lien, charge or encumbrance upon the properties or interests which are the subject matter of this agreement pursuant to any contract, indenture, mortgage, deed of trust, loan or credit agreement, note, license, lease or other agreement or instrument to which it is a party or by which it may be bound, or to which any of its property or assets is subject, nor will such action result in any violation of the provisions of its articles of incorporation or bylaws or any applicable treaty, law, statute, rule, regulation, judgment, order, writ or decree of any government, governmental instrumentality or court, domestic or foreign, having jurisdiction over it or any of its properties.

Page - 70

Section 2.3  Title to the Properties. Brek makes the following representations and warranties regarding the interests which are the subject matter of this agreement.

a.  No Liens. To its Knowledge it will convey the interests to the Purchasers as required from time to time free and clear of all liens, restrictions and encumbrances created by, through or under it or any Affiliate which would have a material adverse affect upon the value, operation or use of the interests unless they were created as a result of a drilling program to which Griffin contributed under this agreement. As used in this agreement, “Affiliate” means, with respect to a specific person or entity, another person or entity that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the specified person or entity; and “Control,” and its correlative forms, means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a person or entity, whether through the ability to exercise voting power, by contract or otherwise.

Section 2.4  Absence of Further Requirements. Except for applicable reporting requirements under the Securities Act of 1933, the Securities Exchange Act of 1934, or any other applicable legislation, no filing with, or consent, approval, authorization, order, registration, notification or decree of any court or governmental authority or agency, domestic or foreign, is necessary or required for the performance of its obligations hereunder or in connection with the sale and delivery of the interests hereunder or the consummation of the transactions contemplated by this agreement.

Section 2.5  No Bankruptcy. No bankruptcy proceedings are pending, being contemplated by or, to its Knowledge, threatened against it.

Section 2.6  No Broker Fees. It has not engaged any broker, finder or investment banker for which Griffin could be liable for any fees or commissions in connection with the transactions contemplated hereby.

Section 2.7  Compliance with Law. To its Knowledge, all of the properties owned or operated by it are so operated in compliance with applicable laws and regulations (including, without limitation, Environmental Laws) in all material respects. With respect to Environmental Laws, compliance therewith is deemed to include, without limitation that, to its Knowledge:

a.  With respect to the properties operated by it, it has acquired all material permits, licenses and authorization required under any Environmental Laws in order to conduct its business as it has been historically conducted and such is in compliance with all such permits, licenses and authorizations;

b.  With respect to the properties operated by it, there has been no material Release by it or by any other person of any Hazardous Substances, Oils, Pollutants or Contaminants or any other wastes produced by, or resulting from, any business, commercial, or industrial activities operations, or processes, on, beneath, or adjacent to any of the properties for which it may be held liable under any Environmental Laws; and

c.  There exists no written or tangible report, synopsis or summary of any asbestos, toxic waste or Hazardous Substances, Oils, Pollutants or Contaminants investigation made with respect to all or any portion of the properties operated by it.

Page - 71

The following definitions apply to the foregoing provisions regarding Environmental Laws:

i.  “Environmental Laws” means all federal, state and local laws, regulations, rules and ordinances relating to pollution or protection of the environment, including, without limitation, laws relating to Releases or threatened Releases of Hazardous Substances, Oils, Pollutants or Contaminants into the indoor or outdoor environment (including, without limitation, ambient air, surface water, groundwater, land, surface and subsurface strata) or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, Release, transport or handling of Hazardous Substances, Oils, Pollutants or Contaminants.

ii.  “Hazardous Substances, Oils, Pollutants or Contaminants” means all substances defined as such in the National Oil and Hazardous Substances Pollutant Contingency Plan, 40 C.F.R. §300.6, or defined as such under any Environmental Laws.

iii.  “Release” means any release, spill, emission, discharge, leaking, pumping, injection, deposit, disposal, discharge, dispersal, leaching or migration into the indoor or outdoor environmental (including, without limitation, ambient air, surface water, groundwater and surface or subsurface strata) or into or out of any property, including the movement of Hazardous Substances, Oils, Pollutants or Contaminants through or in the air, soil, surface water, groundwater or arty property.

d.  Litigation. No action, suit, proceeding, claim or investigation by any person, entity, administrative agency or governmental body is pending before or, to its Knowledge, threatened against it by any governmental authority that impedes or is likely to impede its ability to consummate the transactions contemplated by this agreement.

ARTICLE III
REPRESENTATIONS AND WARRANTIES OF Griffin

Griffin hereby represents and warrants to the Brek as follows:

Section 3.1  Organization and Qualification. Griffin is a limited liability company formed and in good standing under the laws of Delaware  and has the power and authority to carry on its business as it applies to this agreement.

Section 3.2  Authorization of Agreement. It has full right, power and authority to enter into this agreement. The execution and delivery of this agreement and the performance of the transactions contemplated hereby have been duly authorized by all necessary corporate or other action. The consummation of the transactions contemplated herein do not and will not, whether with or without the giving of notice or passage of time or both, conflict with or constitute a breach of, or default under, or result in the creation or imposition of any tax, lien, charge or encumbrance upon pursuant to any contract, indenture, mortgage, deed of trust, loan or credit agreement, note, license, lease or other agreement or instrument to which it is a party or by which it may be bound, or to which any of its property or assets of it is subject, nor will such action result in any violation of the provisions of its articles of incorporation or bylaws or other organizational document, if any, or any applicable treaty, law, statute, rule, regulation, judgment, order, writ or decree of any government, governmental instrumentality or court, domestic or foreign, having jurisdiction over it or any of its properties. This agreement has been duly authorized, executed and delivered by it and constitutes a legal, valid and binding obligation of it, enforceable against it in accordance with its terms (except as may be limited by bankruptcy, insolvency, moratorium, reorganization or similar laws affecting the rights of creditors generally and the availability of equitable remedies).

Section 3.3  Absence of Further Requirements. No filing with, or consent, approval, authorization, order, registration, notification or decree of, any court or governmental authority or agency, domestic or foreign, is necessary or required for the performance of its obligations hereunder or the consummation of the transactions contemplated by this agreement.

Page - 72

Section 3.4  No Bankruptcy. No bankruptcy proceedings are pending, being contemplated by or, to its Knowledge, threatened against it.

Section 3.5  No Broker Fees. It has not engaged any broker, finder or investment banker for which it could be liable for any fees or commissions in connection with the transactions contemplated hereby.

Section 3.6  Litigation. No action, suit, proceeding, claim or investigation by any person, entity, administrative agency or governmental body is pending before or, to its Knowledge, threatened against it by any governmental authority that impedes or is likely to impede its ability to consummate the transactions contemplated by this agreement.

ARTICLE IV
Survival of Representations and Warranties and Indemnification

Section 4.1  Survival of Representations and Warranties. The representations and warranties contained in Articles II and III of this agreement as well as those contained in this Article shall survive the Effective Date and shall not be deemed to merge into any conveying documents executed as of the Effective Date or subsequently as provided for in this agreement.

Section 4.2  Indemnification. With respect to those warranties and representations of Brek contained in Article II of this agreement, Brek will hold harmless, indemnify and defend Griffin from and against all suits, causes of action, proceedings, liabilities, damages, penalties, assessments, injuries, fees and costs, including reasonable attorneys fees (whether suit is instituted or not) arising from or related to their breach of such warranties and representations.

ARTICLE V
Miscellaneous

Section 5.1  Notices. Any notice or communication required or permitted hereunder shall be sufficiently given if in writing and (i) delivered in person or by overnight delivery or courier service or (ii) sent by facsimile or electronic transmission (provided that any notice given pursuant to clause (ii) is also confirmed by the means described in clause (1), as follows:

To Brek:

Brek Petroleum, Inc.
Attention: Rick Jeffs
42 Brook Street
London W1K 5DB
E-mail: rick@brekenergy.com

R.H. Daignault Law Corporation
1100 Melville Street, Suite 600
Vancouver, BC, V6E 4A6
Attention: Rene Daignault
E-mail: Rene@rhdlawcorp.com

Page - 73

To Griffin:

Griffin Asset Management, LLC
Attention: Shawne Malone
1529 S. State St. Suite 4L
Chicago, Il 60605
347-733-2565
E-mail: Shawnepmalone@yahoo.com

Such notice or other communication shall be deemed given when so delivered personally, or sent by facsimile or electronic transmission (or, if it is transmitted during non-business hours at the recipient’s location, at the opening of business on the next business day), or, if sent by overnight delivery or courier service, when delivered. Griffin will notify Brek concurrently by email of any notice that it is sending by another means under this agreement.

Section 5.2  Knowledge. As used herein, the term “Knowledge” means (i) with respect to Brek, the actual knowledge of officers and employees of them involved in the transactions contemplated by this agreement or in the ownership or operation of the properties or interests which are the subject matter of this agreement, and (ii) with respect to a Griffin, the actual knowledge of officers and employees of it involved in the transactions contemplated by this agreement. “Known” shall have a correlative meaning.

Section 5.3  Governing Law. Except as otherwise provided for herein or any exhibit hereto, this agreement and the legal relations between the Parties shall be governed by and construed in accordance with the internal laws of the State of Colorado without taking into account provisions regarding choice of law.

Section 5.4  Entire Agreement. This agreement constitutes the entire agreement between the Parties with respect to the matters herein and supersedes all prior agreements and understandings between the Parties with respect thereto.

Section 5.5  Amendments and Waivers. This agreement may not be amended except upon a written consent authorized and approved by each Party. By an instrument in writing, Griffin may waive compliance by the Brek with any term or provisions of this agreement that Brek was or is obligated to comply with or perform; provided, however, that such waiver shall not operate as a waiver of; or estoppel with respect to, any other or subsequent failure. No failure to exercise and no delay in exercising any right, remedy or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, remedy or power hereunder preclude any other or further exercise thereof or the exercise of any right, remedy or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right, remedy or power hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy or power provided herein or by law or in equity. The waiver by any Party of the time for performance of any act or condition hereunder shall not constitute a waiver of the act or condition itself.

Section 5.6  Time. Time is of the essence of this agreement and any amendment to it.

Section 5.7  Severability. If any provision of this agreement, or the application thereof to any Party, place or circumstance, shall be held by a court of competent jurisdiction to be invalid, unenforceable or void, the remainder of this agreement and such provisions as applied to other parties, places and circumstances shall remain in full force and effect only if, after excluding the portion deemed to be unenforceable, the remaining terms shall provide for the consummation of the transactions contemplated hereby is substantially the same manner as originally set forth at the later of the date this agreement was executed or last amended.

Section 5.8  Counterparts. This agreement may be executed in multiple counterparts, each of which shall constitute one and the same instrument.

Page - 74

Section 5.9  Interpretation of Agreement. The article, section and other headings used in this agreement are for reference purposes only and shall not constitute a part hereof or affect the meaning or interpretation of this agreement.

Section 5.10  Expenses. Whether or not the transactions contemplated by this agreement are consummated, all costs and expenses incurred in connection with this agreement and the transactions contemplated hereby, will be paid by the Party incurring such costs and expenses, including but not limited to the cost of legal counsel, accountants and any other professionals.

Section 5.11  Specific Performance. The Parties agree that irreparable damage would occur in the event that any of the provisions of this agreement were not performed in accordance with their specific terms or were otherwise breached. It is accordingly agreed that the Parties shall be entitled to an injunction or injunctions to prevent breaches of this agreement and to enforce specifically the terms and provisions hereof in any court of the United States or any state having jurisdiction, this being in addition to any other remedy to which they are entitled at law or in equity.

Section 5.12  No Circumvention. Griffin will not circumvent Brek and deal directly with Gasco in any manner in connection with any of Brek’s properties that are subject to the Gasco Agreement, whether those properties are the subject of this agreement or excluded from it.

Section 5.13  Attorneys’ Fees. If any legal action is brought for the enforcement of this agreement or because of an alleged dispute, breach or default in connection with this agreement, the prevailing Party shall be entitled to recover reasonable attorneys’ fees and other costs incurred in such action or proceeding, in addition to any other relief to which it may he entitled.

Section 5.14  Binding Effect. This agreement is binding upon and inures to the benefit of the Parties and their respective successors and permitted assigns.

Section 5.15  Third Parties. Except as otherwise provided herein, this agreement does not benefit or create any right or cause of action or remedy of any nature whatsoever in any person or entity other than the Parties.

Section 5.16  No Presumption of Drafting. Each Party participated in the drafting of this agreement and therefore no presumption that either Party or any other drafted it applies in any interpretation, construction, or enforcement of this agreement.

In witness whereof, each Party has executed this agreement as of the date written below.

Griffin Asset Management, LLC
a Delaware limited liability company

By: /s/ Shawne Malone
Its: President
On: June 1, 2004

________________________________

Brek Petroleum, Inc., a Nevada corporation

By: /s/ Richard N. Jeffs
Its: President
On: May 28, 2004

Page - 75

Exhibit 10.7

Page - 76

NATURAL GAS PURCHASE AGREEMENT
Date: December 23, 2004

Seller:

BREK PETROLEUM, INC.

1100 Melville Street, Suite 600
Vancouver BC V6E 4A
Telephone:
Facsimile: 604 664 0672
E-mail: rick@jeffsco.com
anne@dacostacorp.com
Contact: Rick Jeffs
Anne McFadden
Tax ID No.: 98-0355707
Buyer:

RIVERBEND GAS GATHERING, L.L.C.

14 Inverness Drive East, Suite H-236
Englewood, Colorado 80112
Telephone: Telephone: (303) 483-0044
Facsimile: (303) 483-0011
E-Mail:  mchoury@gascoenergy.com
Contact: Marl J. Choury
Tax ID No.: 43-2049794

Seller owns or controls quantities of natural gas which it desires to sell to Buyer, and Buyer desires to purchase quantities of natural gas from Seller, all on the terms and provisions set forth below. Seller and Buyer therefore agree as follows:

1. Seller’s Commitment of Natural Gas. Subject to the terms of this Agreement and the terms and conditions set forth in the form of Confirmation Letter attached as Exhibit “A” hereto and as may be executed by the parties from time to time, Seller hereby commits to this Agreement all of Seller’s natural gas (hereinafter “Gas”) produced and saved from the leases and leasehold interests now owned and as described on Exhibit “B” and any leases and leasehold interests hereinafter acquired within the Area of Mutual Interests depicted on Exhibit “B-1” (hereinafter collectively “the Leases”) for a period of fifteen (15) years from the effective date. Thereafter, this Agreement and Seller’s commitment of Gas hereunder shall continue automatically for consecutive renewal terms of one (1) year until terminated by either party providing written notice to the other party at least ninety. (90) days prior to the expiration of the primary term, or any subsequent renewal term. Seller covenants and agrees to sell and deliver the same to Buyer at the points of delivery set forth in the Confirmation Letters to be executed by the parties without other disposition except as herein otherwise provided. The foregoing shall be covenants running with the land and any conveyance, assignment, sale or other transfer, including any contribution to the drilling and/or exploration effort of another producer, of all or a portion of the Leases covered by these covenants shall include and be subject thereto. Seller shall require any purchaser, assignee or transferee of any portion of Seller’s interest in the Leases to ratify this Agreement and to expressly assume and agree to the terms hereto to the extent of the portion of the Leases received from Seller by that party. Seller agrees to notify Buyer promptly of any such conveyance, assignment, transfer or contribution.

2. Nomination Confirmation. Approximately ten (10) business days prior to the first day of each production month or at a time mutually agreed upon by the parties, Seller and Buyer will reach agreement on the quantities of natural gas to be purchased and sold during that period at the points of delivery set forth in the Confirmation Letter. Seller shall transmit this “nomination confirmation” via fax and e-mail to Buyer.

3. Purchase Price. The purchase price for sold volumes shall be set forth in the Confirmation Letter(s) as executed by and between the parties from time to time. The purchase price, however, shall at all times be equal to the amount per MMBtu paid to and received by Gasco Energy, Inc. or any of its subsidiaries or affiliates (“GASCO”), on all gas sold during same timeframe from said points of delivery under such purchase agreements, either with Seller or with third parties as may be entered into by GASCO from time to time. Said amount shall equal the gross sales price of the gas sold minus: (a) a gathering and transportation fee of not more than $0.23 per MMBtu adjusted as provided herein; (b) fuel, line loss, shrinkage and unaccounted for gas not to exceed 6% under normal operating conditions; and (c) compression charges in an amount not to exceed $0.07 per MMBtu per stage of compression from the points of delivery to the receipt point(s) on the Questar mainline, adjusted as provided herein. The parties acknowledge and agree that the deductions authorized under 3.(b) above may temporarily exceed 6% due to unavoidable losses resulting from construction, maintenance and other necessary and appropriate operations on the gathering system. In no event shall the deductions provided for in 3.(b) above exceed 6% for more than 15 consecutive days or 30 days in the aggregate during any 12 month period or a maximum of 8%. The gathering fee and compression fee will be adjusted on an annual basis in proportion to the percentage change in the Consumer Price Index for All Urban Consumers (CPI-U) as published by the United States Department of Labor. The adjustment shall be made effective January 1 of each year beginning January 1, 2006, and shall reflect the percentage change in the aforesaid Consumer Price Index for All Urban Consumers (CPI-U) as it existed for January of the immediately preceding year. In no event will the adjustment in any year be less than a 2% nor more than a 4% increase over the previous year’s fees.

Page - 77

4. Additional Fees. In addition, Seller shall pay its proportionate share on a leasehold basis of meter fees in the amount of $250.00 per month per well for each well up to the first 50 wells connected to Seller’s gas gathering system. For each well over 50 wells, Seller shall pay its proportionate share of a meter fee of $150.00 per month per well. The metering fee will be adjusted on an annual basis in proportion to the percentage change in the Consumer Price Index for All Urban Consumers (CPI-U) as it existed for January of the immediately preceding year. In no event will the adjustment in any year be less than a 2% or more than a 4% increase over the previous year’s fees. Seller shall pay Buyer $0.03 per MMBtu as a marketing fee for the marketing of Seller’s gas and shall reimburse Buyer for Seller’s proportionate share of any third party marketing fees incurred by Buyer up to $0.05 per MMBtu. The combined total of such marketing fees shall not exceed $0.08 per MMBtu.

5. Payment. Buyer shall pay Seller by check, using its best efforts to courier the check to Seller by the end of fourteen days following the Buyer’s receipt of payment for the sale of Seller’s gas. The parties will review this payment provision after six months. Any change to this payment provision requires the written consent of both parties. In the event of any inaccuracy in or dispute as to any billing or payment, the parties shall cooperate in good faith to resolve such matter expeditiously. Buyer shall send a statement to Seller with the check detailing the following: (a) total volume (MMBtu) and gallons per Mcf of Seller’s gas measured at the points of delivery and total field volume; (b) total fuel gas quantity and lost and unaccounted for gas quantity attributable to Seller’s sold volumes; (c) gas plant products, if any, and the volume of residue gas attributable to Seller’s sold volumes. At the request of Seller, or if required by law, rule or regulation, Buyer shall withhold from sums otherwise due Seller hereunder and shall pay all production, severance or similar taxes and all royalties, overriding royalties and similar burden payments levied, assessed, charged against, or attributable to the natural gas sold hereunder prior to delivery to Buyer hereunder. Seller shall furnish such assessments, statements, invoices, division orders, or other documents as Buyer may reasonably require for the purpose of identifying each such payment and the persons entitled thereto.

Each party shall have the right, at its own expense, and upon reasonable notice and at reasonable times, to inspect and audit the books and records of the other party to the extent necessary to verify the accuracy of any charge, adjustment, payment or computation hereunder. In addition, Buyer shall make available upon request and Seller shall have the right, at its own expense and upon reasonable notice and at reasonable times, to inspect and audit the books, records and natural gas purchase and sales agreements of GASCO to the extent necessary to verify the gross sales price and net sales amounts received by GASCO, together with all gathering, transportation, compression, and other charges paid by Gasco for gas transported from the points of delivery common to GASCO and Seller. All charges and payments shall be conclusively deemed final unless objected to in writing within twelve months following the month of delivery of the natural gas which is the subject of such charge or payment.

6. Measurement and Title. The measurement of natural gas delivered hereunder shall be performed by Buyer at the inlet of Buyer’s metering facilities located at Seller’s lease line or separation point or at such other points of delivery as may be mutually agreed upon in writing by the parties from time to time and as set forth in Confirmation Letter(s). Title shall pass to Buyer at said points of delivery. Seller shall have responsibility for and assume any liability with respect to natural gas prior to delivery to Buyer at the points of delivery, and Buyer shall have responsibility for and assume any liability with respect to natural gas after delivery to Buyer at the points of delivery. Seller warrants that it will have and deliver good and merchantable title to all natural gas sold hereunder, tree of all liens, claims, and encumbrances. Buyer, at its expense, shall furnish, install, operate, and maintain a suitable orifice meter at all points of delivery of the gas covered hereby. Each meter installed by Buyer shall be a meter acceptable in the industry and each meter shall be installed and operated in accordance with the requirements of applicable provisions in ANSI/API 2530, “Orifice Metering of Natural Gas” (American Gas Association Gas Measurement Committee Report No.3) of the Natural Gas Department of the American Gas Association as amended from time to time, or by any other method commonly used in the industry and mutually acceptable to the parties. In the event of any question arising as to the accuracy of any meters, the meter or meters shall be tested upon demand of either party. The expense of any such test shall be borne by the party demanding same if the meter registration is found to be correct, and by Buyer if found to be incorrect Seller may, at its option and sole expense, install, maintain, and operate check meters and other equipment to check Buyer’s meters provided, however, that such check meters and other equipment shall not interfere with the operation of any of Buyer’s facilities. At least semi--annually, Buyer shall calibrate all meters installed at Seller’s points of delivery in accordance with industry standards and make adjustments as necessary.

7. Indemnification. Seller shall indemnify Buyer and save it harmless from all losses, costs, and liabilities of whatsoever nature (including, without limitation, attorneys fees and costs) arising out of claims of title, personal injury or death, and property damage from natural gas delivered hereunder or charges thereon which attach prior to the passage of title to Buyer. Buyer shall indemnify Seller and save it harmless from all losses, costs, and liabilities of whatsoever nature (including, without limitation, attorneys fees and costs) arising out of claims of title, personal injury or death, and property damage from natural gas delivered hereunder or charges thereon which attach after the passage of title to Buyer. In the event of any claim adverse to Seller’s title, Buyer may, but shall not be required to, withhold payment for the natural gas at issue pending the resolution of such claim or the posting of security in form and amount acceptable to Buyer.

Page - 78

8. Force Maieure. The term “force majeure” as used in this Agreement shall mean any cause or causes not reasonably within the control of the party claiming suspension and which, by the exercise of reasonable diligence, such party is unable to prevent or overcome. Such term shall likewise include, but not be limited to: Acts of God; acts, omissions to act and or delays in action of an Indian Tribe or federal, state or local government or any agency thereof; compliance with rules, regulations or orders of any governmental authority or any office, department, agency or instrumentality thereof; strikes, lockouts or other industrial disturbances; acts of the public enemy; wars; blockades; insurrections; riots; epidemics; landslides; lightning; earthquake; fires; storms; floods; washouts; winter weather, spring thaw or other inclement weather; civil disturbances; interruptions by governmental or court orders; present and future valid orders of any regulatory body having jurisdiction; explosions; the interruption or suspension of the receipt or delivery of Gas hereunder due to the inability, failure or refusal of any party not a party to this Agreement to receive or deliver such gas; breakage or accident to, or routine maintenance and repair of, machinery or lines or pipes, compressors or plants; well blowouts; freezing of Wells, or lines of pipe, sudden partial or sudden entire failure of gas wells; failure to obtain materials and supplies due to governmental regulations; or the inability of either party to acquire, or the delays on the part of such party in acquiring at reasonable cost and after the exercise of reasonable diligence, materials and supplies; permits and consents, and easements and/or rights-of-way.

In the event either party hereto is rendered, wholly or in part, by force majeure, unable to carry out its obligations under this Agreement other than to indemnify or to make payments of any amount due hereunder, it is agreed that, upon such party giving notice and full particulars of such force majeure, in writing (which can be effected by facsimile, an e-mail, or other electronic media) to the other party as soon as possible after the occurrence of the causes relied on, then the obligation of the party giving such notice, so far as they are affected by such force majeure, shall be suspended during the continuance of any inability so caused, but for no longer period, and such cause shall, so far as possible, be remedied with all reasonable dispatch; provided, however, that this provision shall not require the settlement of strikes, lockouts or litigation by acceding to the demands of the opposing parties when such course is inadvisable in the discretion of the party hereto having the difficulty. Notwithstanding the foregoing, Buyer’s inability to make payments to Seller for gas that is lost due to explosion, breakage or accident of Buyer’s pipelines, compressors or plants not reasonably within the control of Buyer or which, by the exercise of reasonable diligence, Buyer was unable to prevent or control, shall constitute an event of force majeure hereunder.

9. Quality. All natural gas delivered to Buyer shall meet the quality and pressure specifications and requirements of the receiving pipeline. Seller shall be solely responsible for, and shall indemnify and save Buyer harmless against, all fees, charges, penalties, losses, costs, and liabilities of whatsoever nature (including without limitation, attorneys fees and costs) arising out of Seller’s failure to deliver natural gas meeting the applicable specifications and requirements. Buyer shall, concurrent with the execution of this Agreement, deliver to Seller, in writing, the applicable specifications and requirements for the gas to be delivered hereunder.

Buyer may test Seller’s gas delivered hereunder for adherence to such specifications, such testing to be in accordance with generally accepted industry standards and procedures. If the gas delivered by Seller does not meet the specifications set forth above, Buyer may, at its option, refuse to accept delivery of said gas into its gathering facilities. If Seller shall deliver gas to Buyer which exceeds the maximum pressure specifications, or fails to meet the quality specifications above referenced, Seller shall be responsible for any damages caused to Buyer’s gathering facilities and any other damages resulting from Seller’s delivery of such non-conforming gas. If Seller fails to conform its gas to the specifications and requirements, Buyer may, at its option, elect to accept such non-conforming gas, condition the same to conform to the above specifications and charge Seller a mutually acceptable condition fee. If neither party elects to condition the gas to conform to the above specifications, then Seller, at its option and upon sixty (60) days prior written notice to Buyer, shall have the right to obtain the release of such non-conforming gas from the Agreement.

Should Buyer elect to accept and pay for non-conforming gas, Buyer shall not be deemed to have waived any of its rights hereunder and shall nevertheless be entitled, at any time and from time to time, to enforce the quality provisions hereof and refuse to accept delivery of any volumes of non-conforming gas from Seller.

At least semi-annually, Buyer shall take samples from each of Seller’s wells at the points of delivery and have such samples analyzed by chromatograph analysis or other mutually agreeable and generally accepted industry methodology to determine the liquids content by component and the heating value of such gas. Buyer shall have the right to take and analyze a spot gas sample prior to the regularly scheduled sampling. Additionally, upon Seller’s written request to Buyer and at Seller’s sole cost and expense, Buyer shall take and analyze gas samples more frequently. All gas samples taken hereunder shall be taken at such times as are reasonably mutually agreeable so to produce a representative sample of the gas produced and Seller shall be pennitted to be present at such sampling and permitted to take its own split sample. The gross heating value calculation of such samples will use the BTU values assigned to the various hydrocarbon components as adjusted and updated from time to time by using as a base those values set forth in the most current GPA publication 2145 in effect at the time the gross heating value calculation is derived under the provisions of this agreement.

Page - 79

10. Miscellaneous.
a. Imbalances. Each party shall use commercially reasonable efforts to avoid the imposition of imbalance charges and shall be responsible for the payment of any imbalance charges resulting from its actions or inactions.

b. Notice. Any notice hereunder shall be in writing any may be personally delivered, sent by recognized overnight express courier, e-mail, or by facsimile, to the address or facsimile number set forth above (or to such other address or facsimile number as a party may direct by written notice to the other) and shall be effective upon receipt.
c. Governing Law. This agreement shall be construed in accordance with the laws of the State of Colorado, excluding any conflict of law rule, which would result in the application of the law of another jurisdiction.

d. Waiver. No waiver of any breach of this agreement shall constitute a waiver of any other or any subsequent breach.

e. Successors and Assigns. This agreement shall be binding upon and inure to the benefit of the respective successors and assigns of the parties. However, no party may assign this agreement, or any rights hereunder, without the prior written consent of the other party, not to be unreasonably withheld.

f. Partial Invalidity. If any provision of this agreement is determined to be invalid or unenforceable, such determination shall not affect the validity or enforceability of any other provision of this agreement.

g. Integration. This agreement together with future Exhibit “A” confirmation letter(s) sets forth the entire agreement of the parties as to the subject matter hereof and 10 supersedes all prior understandings and agreements, whether oral or written. Any amendment of supplement hereto shall be in writing.

Paragraph headings used herein are for convenience only and. shall not be used in construing this Agreement.

h. Authority. Each party represents that it has full authority to enter into this agreement and to perform its obligations hereunder.

Page - 80

i. Arbitration. In the event of any dispute hereunder, an authorized representative of each of the parties shall endeavor in good faith to resolve the matter in a timely manner. Any dispute not so resolved shall be submitted to a qualified arbitrator, acceptable to both parties, having expertise in the subject matter of the dispute, in arbitration proceedings conducted in Denver, Colorado, in accordance with the commercial Arbitration Rules of the American Arbitration Association. The arbitrator may, but shall not be required to, award fees and costs (including attorneys’ fees and costs) to the prevailing party.

j.  Rules and Regulations. This agreement is subject to all laws, rules, regulations, and orders of governmental agencies having jurisdiction over the subject matter hereof.

k. Confidentiality. The terms and provisions of this Agreement are confidential and proprietary to the parties and shall not be disclosed by either party to third persons without the prior written consent of the other party, except as may be required by law.

l. Conflict with Confinnation Letter. In the event of a conflict between any term or provision of this Agreement and any term or provision of a Confirmation letter issued hereunder, the term or provision of the Confirmation Letter shall control.

Executed as of the date written above.

Seller: BREK PETROLEUM, INC. By: /s/ Richard N. Jeffs Title: President Date: December 17, 2004	Buyer: RIVERBEND GAS GATHERING, L.L.C. By: /s/ Michael K. Decker Title: Executive V.P. and COO Date: December 23, 2004

Page - 81

EXHIBIT “A”
CONFIRMATION LETTER ISSUED UNDER
NATURAL GAS PURCHASE AGREEMENT

Date:

Seller:                       Buyer:

BREK PETROLEUM, INC.
1100 Melville Street, Suite 600
Vancouver BC V6E 4A6 Telephone:
Facsimile: (604) 664-0672

E-mail:________________________________

Contact:________________________________

Tax ID No:________________________________

RIVERBEND GAS GATHERING, L.L.C.
14 Inverness Drive East, Suite H-236
Englewood, Colorado 80112
Telephone: (303) 483-0044
Facsimile: (303) 483-0011

E-mail:________________________________

Contact:________________________________

Tax ID No:________________________________

Buyer and Seller confirm the following transaction between Buyer and Seller pursuant to the Natural Gas Purchase Agreement identified above:

Confirmation Date:________________________________

Period of Delivery:________________________________

Purchase Price:[insert contract price or prices, i.e. final sale price, incremental volumes based on index, shortfalls, etc.]

Quantity: 100% of Seller’s production from the points of delivery.

Points of Delivery: Well or Lease meter facilities located at:

In the event of a conflict between any terms or provision of the Natural Gas Purchase Agreement identified above and any term or provision of this Confirmation Letter, the term or provision of this Confirmation Letter shall control.

Page - 82

Exhibit 99.1
Code of Ethics

Page - 83

Brek Energy Corporation

Code of Ethics

Overview

Brek has adopted a code of ethics (the “Code”) that is applicable to every officer, director, employee and consultant of the company and its affiliates (collectively the “Employee” or “Employees”). The Code reaffirms the high standards of business conduct required of all Employees. The Code is part of Brek’s continuing efforts to (1) ensure that it complies with all applicable laws, (2) have an effective program in place to prevent and detect violations of law, and (3) educate and train its Employees to be aware and understand ethical business practices. In most circumstances, the Code sets standards that are higher than the law requires.

Brek has also adopted eight corporate values: Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Open Communications and Positive Attitude. See Schedule “A” for a statement on each value. The values have been adopted to provide a framework for all Employees in conducting themselves in their jobs. These values are not intended to substitute for the Code, but will serve as guidelines in helping the Employees to conduct Brek’s business in accordance with the Code.

The Code is not intended to cover every possible situation in which an Employee may find himself or herself. It is meant to give each Employee the boundaries within which Brek expects each Employee to conduct himself or herself while representing Brek. An Employee may find himself or herself in a situation where there is no clear guidance given by the Code. If that occurs, return to the objective stated below: common sense, good judgment, high ethical standards and integrity, and refer to Brek‘s values. In addition, there are many resources upon which an Employee may rely, including the President and other Brek officers and management. Together all Employees can continue to make Brek a company that sets a standard for all natural gas and oil exploration companies.

Objective

One of Brek’s objectives is to conduct all business operations in the utmost ethical manner utilizing common sense, good judgment, high ethical standards and integrity. Brek cares about its Employees, shareholders, clients, suppliers, and the communities in which it conducts its business operations. In the course of meeting its business objectives, Brek considers it essential that all Employees understand and comply with the Code and therefore share and participate in Brek’s way of conducting business.

Standard of Conduct

Brek insists that all aspects of its business operations are conducted with honesty, integrity and fairness, and with respect for the interests of those affected by its business and activities. Brek also expects the same in its relationships with all those with whom it does business.

Page - 84

Each Employee must maintain and foster integrity and honesty in all dealings with clients and all business transactions. Each Employee must commit to act according to the highest ethical standards and is expected to apply ethical business practices in administrative and financial aspects of the business operations of Brek.

No code of conduct can hope to lay down appropriate behavior for every situation, nor should it seek to do so. Each Employee is required to make a careful and considered judgment of what is right and proper in any particular situation.

It is the obligation of every Employee in conducting the business operations of Brek to be responsible, honest, trustworthy, conscientious, and dedicated to the highest standards of ethical business practices. Accordingly, all Employees are required to avoid not only impropriety, but also the appearance of impropriety in conducting the business operations of Brek.

Obeying the Law

All Employees of Brek are required to comply with (1) the letter and the spirit of laws and regulations of the countries in which Brek conducts business operations, (2) the accepted business practices in commercial markets, and (3) any contractual terms and conditions applicable to any business transaction.

It is expected that each Employee will use common sense, good judgment, high ethical standards and integrity in all the Employee’s business dealings.

Each Employee must commit to know and abide by all applicable laws and regulations. Employees are expected to be familiar with the Code as it applies to their duties. Each Employee is required to follow and to comply with the Code. A refusal by any Employee to agree to be bound by the Code will be grounds for discipline up to and including dismissal.

A breach of any law, regulation or ethical standard by any Employee will not be justified by the pursuit of profit or the departure from acceptable practice by competitors.

Enforcement of Code

The Code will be enforced at all levels fairly and without prejudice. Any breach of any standard of the Code may result in disciplinary action, up to and including termination.

Richard N. Jeffs, Brek’s CEO and President, has been appointed as Compliance Officer of Brek, responsible for overseeing compliance with, and enforcement of, the Code. John daCosta, Brek’s Treasurer, has been appointed as Assistant Compliance Officer. If an Employee encounters a situation that the Employee is not able to resolve by reference to the Code, the Employee should ask for help from the Compliance Officer or the Assistant Compliance Officer if they need assistance in understanding or interpreting any part of the Code.

Any Employee who, in good faith, has reason to believe any operation or activity of Brek is in violation of the law or of the Code must call the matter to the attention of the Compliance Officer. See Schedule “B” for a non-exhaustive list of reportable violations.

If the Employee has reason to believe that it would be inappropriate to report the operation or activity to the Compliance Officer, the Employee should report it to the Assistant Compliance Officer. All reports will be reviewed and investigated and as necessary under the circumstances, and the reporting Employee should provide sufficient information to enable a complete investigation to be undertaken.

Any Employee who makes an allegation in good faith reasonably believing that a person has violated the law or the Code will be protected against retaliation.

Page - 85

Violations of the law or the Code will subject Employees to disciplinary action, up to and including termination of employment. In addition, Employees involved may subject themselves and Brek to severe penalties, including fines and possible imprisonment. Compliance with the law and high ethical standards in the conduct of Brek’s business should be a top priority for each Employee.

Insider Trading, Securities Compliance and Public Statements

Securities laws prohibit anyone who is in possession of material, non-public information (“Insider Information”) about a company from purchasing or selling stock of that company, or communicating the information to others. Information is considered “material” if a reasonable investor would consider it to be important in making a decision to buy or sell that stock. Some examples include financial results and projections, new products, acquisitions, major new contracts or alliances prior to the time that they are publicly announced. Employees who become aware of such Inside Information about Brek must refrain from trading in the shares of Brek until the Inside Information is publicly announced.

Employees must also refrain from disclosing the insider Information to persons who do not have a need to know, whether they are inside Brek or outside, such as spouses, relatives or friends.

Brek makes regular formal disclosures of its financial performance and results of operations to the investment community. Brek also regularly issues press releases. Other than those public statements, which go through official channels, Employees are prohibited from communicating outside Brek about Brek’s business, financial performance or future prospects. Such communications include questions from securities analysts, reporters or other news media, but also include seemingly innocent discussions with family, friends, neighbors or acquaintances.

Financial Reporting

Brek is required to maintain a variety of records for purposes of reporting to the government. Brek requires all Employees to maintain full compliance with applicable laws and regulations requiring that its books of account and records be accurately maintained. Specifics of these requirements are available from the Compliance Officer.

Accuracy of Records

Brek’s accounting records and supporting documents must accurately describe and reflect the nature and result of Brek’s business operations. All activities and results of Brek’s business operations must be presented in a fair and balanced manner.

All business transactions must be properly authorized as well as completely and accurately recorded on Brek’s books. Procedures for doing so must comply with Brek’s financial policy and follow Brek’s policy for authorization and documentation, as well as follow generally accepted accounting practices. Budget proposals and other financial evaluations and forecasts must fairly represent all information relevant to the business transaction. In addition, no unrecorded cash funds or other asset accounts will be established or maintained for any purpose. Misapplication or improper use of corporate or property or false entry to records by any Employee or by others must be reported to Brek’s Board of Directors.

Page - 86

Record Keeping and Retention

To help maintain the integrity of Brek’s record-keeping and reporting systems, each Employee must know his or her area’s records retention procedures, including how data is stored and retrieved. It is that person’s responsibility to know how to document and transact any entries or records that he or she is responsible for. All Employees are expected to comply fully and accurately with all audits, including responding in a timely fashion to requests for records or other material from or on behalf of Brek’s auditors or management.

Communicating Accurate and Timely Information

In all interactions and communications, whether with shareholders, the public, clients, government agencies, or others inside or outside of Brek, each Employee is expected to be truthful and forthright. This includes making accurate statements, not misrepresentations or statements intended to mislead or misinform; and responding promptly, accurately, and with full disclosure to requests from governmental agencies for information or documents.

Confidentiality

Employees must respect the confidentiality of information received in the course of business dealings and must never use such information for personal gain. Information given by Employees in the course of business dealings must be true and fair and never designed to mislead.

Confidential information can only be revealed upon written authorization of management.

Employees must not use or disclose Brek’s trade secrets, proprietary, or confidential information, or any other confidential information gained in the performance of Brek as a means of making private profit, gain or benefit.

Employees must not use Internet bulletin boards or chat rooms to discuss matters or opinions related to Brek or any of its industries, or to respond to comments about Brek. In today’s electronic age, posting information on Internet bulletin boards or even communicating in chat rooms is the same as “speaking to the media”.

Environmental, Health and Safety

Brek is committed to running its business in an environmentally sound and sustainable manner. Brek’s objective is to ensure that its business operations have the minimum adverse environmental impact commensurate with the legitimate needs of its business operations.

Brek is committed to protecting the health and safety of its Employees, as well as the environment in general. Brek expects employees to obey all laws and regulations designed to protect the environment, and the health and safety of all Employees, and to obtain and fully observe all permits necessary to do business.

Page - 87

Natural gas and oil exploration and development is a dangerous business. At the very least, all Employees should be familiar with and comply with safety regulations applicable to their work areas. Brek will make, to the extent possible, reasonable accommodations for the known physical or mental limitations of its Employees. Employees who require a special accommodation should contact the Compliance Officer. Brek will then engage in an interactive process to determine what reasonable accommodations may exist.

Declaration of Interest

Each Employee is expected to avoid any activity, investment or association that interferes with the independent exercise of his or her judgment in Brek’s best interests (“Conflicts of Interest”). Conflicts of Interest can arise in many situations and occur most often in cases where the Employee or the Employee’s family obtains some personal benefit at the expense of Brek’s best interests.

No Employee, or any member of Employee’s immediate family, is allowed to accept money, gifts of other than nominal value, unusual entertainment, loans, or any other preferential treatment from any customer or supplier of Brek where any obligation may be incurred or implied on the giver or the receiver or where the intent is to prejudice the recipient in favor of the provider. Likewise, no Employee is allowed to give money, gifts of other than nominal value, unusual entertainment or preferential treatment to any customer or supplier of Brek, or any employee or family members thereof, where any obligation might be incurred or implied, or where the intent is to prejudice the recipient in favor of Brek. No Employee is allowed to solicit or accept kickbacks, whether in the form of money, goods, services or otherwise, as a means of influencing or rewarding any decision or action taken by a foreign or domestic vendor, customer, business partner, government employee or other person whose position may affect Brek’s business.

No Employee will use Brek’s property, services, equipment or business for personal gain or benefit.

Each Employee is required to reveal any personal interest that may impinge or might reasonably be deemed by others to impinge on the Employee’s business dealings with any industry partners of Brek.

Employees may not: (1) act on behalf of, or own a substantial interest in, any company or firm that does business, or competes, with Brek; (2) conduct business on behalf of Brek with any company or firm in which the Employee or a family member has a substantial interest or affiliation. Exceptions require advance written approval from Brek’s Board of Directors.

Employees should not create the appearance that they are personally benefiting in any outside endeavor as a result of their employment by Brek, or that Brek is benefiting by reason of their outside interests. Any Employee who is not sure whether a proposed action would present a conflict of interest or appear unethical should consult with the Compliance Officer.

Brek expects its Employees to avoid (1) personal activities and financial interests that could conflict with their responsibilities and obligations and (2) giving assistance to competitors, which could be in conflict with the interests of Brek or its clients. All Employees are required to seek the consent of Brek management if they intend to become partners or shareholders in companies outside Brek’s corporate structure.

Page - 88

Fair Competition

Brek’s policy is to comply fully with competition and antitrust laws throughout the world. Brek is committed to vigorous yet fair competition and supports the development of appropriate competition laws. Each Employee must avoid any business arrangement that might prevent the effective operation of fair competition. It is advised that each Employee consult with the Compliance Officer before attending a meeting with a party who may be viewed as a competitor.

International Trade

Brek must comply with a variety of laws around the world regarding its activities. In some cases, the law prohibits the disclosure of information, whether the disclosure occurs within the U.S. or elsewhere, and whether or not the disclosure is in writing.

U.S. law and the Code prohibits giving, offering, or promising anything of value to any public official in the U.S. or any foreign country to influence any official act, or to cause an official to commit or omit any act in violation of his or her lawful duty. The Foreign Corrupt Practices Act precludes payments to non-U.S. government officials for the purpose of obtaining or retaining business, even if the payment is customary in that country. This law applies anywhere in the world to U.S. citizens, nationals, residents, businesses or employees of U.S. businesses. Because Brek is a U.S. company, this law applies to Brek and all of its subsidiaries. Any questions on this policy should be directed to the Compliance Officer.

Government Relations

Brek is prohibited by law from making any contributions or expenditures in connection with any U.S. national election. This includes virtually any activity that furnishes something of value to an election campaign for a federal office. Use of Brek’s name in supporting any political position or ballot measure, or in seeking the assistance of any elected representative, requires the specific approval of the President of Brek. Political contributions or expenditures are not to be made out of Brek’s funds in any foreign country, even if permitted by local law, without the consent of the President of Brek.

Vendors, Contractors, Consultants and Temporary Workers

Vendors, contractors, consultants or temporary workers who are acting on Brek’s behalf, or are on Brek’s property, are expected to follow the law, the Code, and honor Brek’s values. Violations will subject the person or firm to sanctions up to and including loss of the contract, the contracting or consulting agreement, or the discharge from temporary assignment.

Compliance with the Code

It is the responsibility of Brek’s Board of Directors to ensure that the standards embodied in the Code are communicated to, understood and observed by all Employees. Brek’s Board of Directors will not criticize management for any loss of business resulting from adherence to the Code. Equally, Brek’s Board of Directors undertakes that no Employee will suffer as a consequence of bringing to their attention, or that of senior management, a breach or suspected breach of the Code.

Page - 89

The standards set out in the Code directly reflect Brek’s high ethical standards. Brek expects and requires each and every Employee, as a representative of Brek, to fulfill Brek’s ethical commitment in a way that is visible to the outside world with which Brek conducts its business operations.

Each Employee is responsible for complying with the standards set out in the Code and must ensure that their personal conduct is above reproach.

Each Employee has an obligation to assure that the conduct of others around him or her complies with the Code.

All Employees have a legal, moral, and ethical duty to report to Brek’s Board of Directors and the appropriate authorities any known or suspected violations of law, regulations or corporate policy, including the Code.

Breaches of law, regulations and the standards of conduct listed above may lead to serious consequences for the Employee concerned.

Annual Acknowledgement

Each Employee will be required to sign a statement annually that he or she has read and understands Brek’s Code of Ethics. This statement will also require that the Employee state that he or she is in full compliance with the Code. The form of statement is attached as Schedule “C”.

Page - 90

Schedule “A”

VALUES

FOCUS: We exist only because we are in the natural gas and oil business.

RESPECT: We value all people, treating them with dignity at all times.

EXCELLENCE: We strive for “Best in Class” in everything we do.

ACCOUNTABILITY: We do what we say we will do and expect the same from others.

TEAMWORK: We believe that cooperative action produces superior results.

INTEGRITY: We are honest with each other, our customers, our partners, our shareholders and ourselves

OPEN COMMUNICATION: We share information, ask for feedback, acknowledge good work, and encourage diverse ideas.

POSITIVE ATTITUDE: We work hard, are rewarded for it, and maintain a positive attitude with a good sense of perspective, humor and enthusiasm.

Page - 91

Schedule “B”

Reportable Violations - Anonymous Reporting Program

Accounting Error
Accounting Omissions
Accounting Misrepresentations
Auditing Matters
Compliance/Regulation Violations
Corporate Scandal
Domestic Violence
Discrimination
Embezzlement
Environmental Damage
Ethics Violation
Fraud
Harassment
Industrial Accidents
Misconduct
Mistreatment
Poor Customer Service
Poor Housekeeping
Sabotage
Securities Violation
Sexual Harassment
Substance Abuse
Theft
Threat of Violence
Unfair Labor Practice
Unsafe Working Conditions
Vandalism
Waste
Waste of Time and Resources
Workplace Violence

Page - 92

Schedule “C”

Acknowledgement and Certification Statement

I acknowledge and certify that I have read and understand the information set forth in the Code of Ethics of Brek Energy Corporation and will comply with these principles in my daily work activities. I am not aware of any violation of the standards of Brek’s Code of Ethics.

Date: _________________________________________________________________________________

Name (print): _________________________________________________________________________________

Position: _________________________________________________________________________________

Address: _________________________________________________________________________________

Signature: _________________________________________________________________________________

Page - 93