Form 10QSB
period 2005-03-31
BREK ENERGY CORP
filed 2005-11-21
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005

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
[  ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2005
Shares of common stock - $0.0001 par value	58,948,089

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BREK ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As at March 31, 2005 and December 31, 2004 and
for the three month periods ended March 31, 2005 and 2004

UNAUDITED

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

BREK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31,	December 31,
	2005	2004

ASSETS

Current Assets

Cash	$42,494	$230,848
Trade accounts receivable	71,740	56,802
Prepaid expenses	6,238	1,238
Due from related party	116,594	116,594

	237,066	405,482

Oil and gas properties (Note 3)	5,715,329	4,800,422

TOTAL ASSETS	$5,952,395	$5,205,904

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$807,510	$1,026,158
Due to related parties (Note 4)	208,915	168,733

TOTAL LIABILITIES	1,016,425	1,194,891

Commitments and contingencies (Note 8)

Minority interest	70,721	70,001

STOCKHOLDERS' EQUITY

Share capital (Note 5)
Authorized
300,000,000 common shares, $0.001 par value
Issued, outstanding and subscribed
58,981,423 and 55,331,420 common shares	58,981	55,331
Additional paid in capital	65,214,066	56,706,041
Common stock purchase warrants	1,003,673	8,515,348
Deficit	(61,411,471)	(61,335,708)

TOTAL STOCKHOLDERS' EQUITY	4,865,249	3,941,012

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,952,395	$5,205,904

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months
	Ended March 31,
	2005	2004

Revenue	$144,566	$16,110

Expenses

Operating expenses
General and administrative	219,609	75,707

Total operating expenses	219,609	75,707

Loss from operations	(75,043)	(59,597)

Minority interest	(720)	(277)

Net Loss	$(75,763)	$(59,874)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	58,132,348	31,946,340

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 and 2004
UNAUDITED

							Accumulated
	Common Stock Issued		Additional	Common Stock	Common Stock Subscribed		Other
	Number of		Paid in	Purchase	Number of		Comprehensive
	Shares	Amount	Capital	Warrants	Shares	Amount	(Loss) Income	Total

Balance, January 1, 2004	28,713,630	$28,714	$54,021,239	$8,016,124	-	$-	$(61,342,202)	$723,875

Units issued for cash	8,750,000	8,750	319,375	109,375	-	-	-	437,500
Units issued for debt	1,394,020	1,394	50,881	17,426	-	-		69,701
Finders fees	-	-	(43,750)	-	-	-	-	(43,750)
Shares subscribed	-	-	-	-	355,000	17,750	-	17,750
Net loss for the three month period ended
March 31, 2004	-	-	-	-	-	-	(59,874)	(59,874)

Balance March 31, 2004	38,857,650	38,858	54,347,745	8,142,925	355,000	17,750	(61,402,076)	1,145,202

Units issued for cash	14,688,623	14,688	2,013,606	676,099	(355,000)	(17,750)	-	2,686,643
Units issued for debt	1,785,147	1,785	167,190	56,324	-	-	-	225,299
Finders fees			(182,500)	-	-	-	-	(182,500)
Common stock purchase warrants, expired			360,000	(360,000)	-	-	-	-
Net income for the nine month period ended
December 31, 2004	-	-	-	-	-	-	66,368	66,368

Balance, December 31, 2004	55,331,420	55,331	56,706,041	8,515,348	-	-	(61,335,708)	3,941,012

Units issued for cash	3,300,002	3,300	739,200	247,500	-	-	-	990,000
Units issued for debt	316,667	317	70,933	23,750	-	-	-	95,000
Finders fees	-	-	(95,000)	-	-	-	-	(95,000)
Shares subscribed	-	-	-	-	33,334	10,000	-	10,000
Expired common stock purchase warrants	-	-	7,782,925	(7,782,925)	-	-	-	-
Net loss for the three month period ended
March 31, 2005	-	-	-	-	-	-	(75,763)	(75,763)

Balance March 31, 2005	58,948,089	$58,948	$65,204,099	$1,003,673	33,334	$10,000	$(61,411,471)	$4,865,249

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
	2005	2004

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss for the period	$(75,763)	$(59,874)

Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest	720	277

	(75,043)	(59,597)

Changes in operating assets and liabilities:
Increase in trade accounts receivable	(14,938)	(15,152)
Increase in prepaid expenses	(5,000)	(894)
Decrease in accounts payable and accrued liabilities	(218,648)	(59,962)
Increase (decrease) in due to related parties	40,182	(7,873)

NET CASH USED IN OPERATING ACTIVITIES	(273,447)	(143,478)

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash spent on oil and gas properties	(914,907)	(17,946)

NET CASH USED IN INVESTING ACTIVITIES	(914,907)	(17,946)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Proceeds from issuance of common stock	990,000	437,500
Proceeds from subscription of common stock	10,000	17,750

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000,000	455,250

Net (decrease) increase in cash	(188,354)	293,826

Cash at the beginning of period	230,848	2,318

CASH AT THE END OF THE PERIOD	$42,494	$296,144

Supplemental cash information:

Cash paid during the period for:
Interest	$-	$-

Non Cash Transactions:

Issuance of common stock purchase warrants	$271,250	$126,801
Common stock purchase warrants, expired	$7,782,925	$-
Issuance of common shares in settlement of amounts due to related parties	$-	$25,951
Issuance of shares of common stock in settlement of finders fees	$95,000	$43,750

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2005

NOTE 1 - ORGANIZATION, PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

Organization
First Ecommerce Asia Limited (“FEAL”) was incorporated in Hong Kong on September 16, 1998. On January 28, 1999, FEAL, entered into an agreement and plan of merger with JRL Resources Corp., (“JRL Resources”) a company incorporated in the State of Florida on November 13, 1996. Pursuant to the terms of the agreement, plan of merger and related agreements, 3,015,000 newly issued shares of JRL Resources and 985,000 shares held by existing shareholders of JRL Resources were exchanged for two shares of FEAL. As a result of this business combination FEAL become a wholly-owned subsidiary of JRL Resources.

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

Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004 included in the Company’s annual report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Page - 7

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2005

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

Accounts Receivable
Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At March 31, 2005 and December 31, 2004, all of the trade accounts receivable were considered collectable.

Revenue Recognition
Oil and gas revenue is recognized as income when the oil and gas is produced and sold.

Segment Reporting
The Company is currently centrally managed and operates in one business segment: the oil and gas industry in the United States.

Comprehensive Income
Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. The Company had no comprehensive income during the three month periods ended March 31, 2005 and 2004.

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
MARCH 31, 2005

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

The Company’s oil and gas wells began producing during the first quarter of 2003, no depletion was recorded during the three month periods ended March 31, 2005 and 2004 because at December 31, 2002, the all of the Company’s oil and gas properties were either written down to a nominal value with the exception of the Utah properties which were written down to their net present value, based on a December 31, 2004 reserves study. Based on this study the Company valued the Utah oil and gas properties at an amount equal to the present value, discounted at 10%, of the estimated future net revenues from proved oil and gas reserves of approximately $5.7 million (calculated, based on estimated net revenues of $18.5 million). The present value of estimated future net revenues was computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of December 31, 2004, assuming the continuation of exiting economic conditions.

Page - 9

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation
The Company accounts for its stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the three months ended March 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2005	March 31, 2004

Net loss attributable to common shareholders:
As reported	$(75,763)	$(59,874)
Stock based employee compensation determined under the fair value based method	-	-
Pro forma	$(75,763)	$(59,874)
Net loss per common share:

As reported	($ 0.01)	$(0.01)
Pro forma	($ 0.01)	$(0.01)

The fair value of the common stock options granted during 2005 and 2004, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

	2005	2004

Expected dividend yield	-	-
Expected price volatility	131% to 151%	131% to 151%
Risk-free interest rate	3% to 5%	3% to 5%
Expected life of options	5 years	5 years

Page - 10

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2005

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

NOTE 3 - OIL AND GAS PROPERTIES

The Company has a 25% interest in 130,156 gross acres (18,374 net acres) in the Uinta Basin region in Utah, 124,253 gross acres (21,013 net acres) in the Greater Green River Basin of Wyoming and 3,774 gross acres (834 net acres) in Kern County and San Luis Obispo County in California and a 50% interest in 51,194 gross acres (8,865 net acres) in Edwards County in Texas.

The following table presents information regarding the Company’s costs incurred in the purchase of proved and unproved properties, in exploration and development activities and charges for depletion:

	March 31, 2005	December 31, 2004

Property acquisition costs:
Unproven	$3,662,862	$2,832,860
Proven	55,778	-
Exploration and development expenditures	1,996,689	1,967,562

Total	$5,715,329	$4,800,422

Page - 11

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2005

NOTE 3 - OIL AND GAS PROPERTIES, continued

At March 31, 2005 and December 31, 2004, the Company’s proved and unproved oil and gas properties consisted of leasehold interests and exploration and development costs related to their interests in Texas, Utah, Wyoming and California. At March 31, 2005 and December 31, 2004, the Company’s oil and gas properties were valued as follows:

	March 31, 2005	December 31, 2004
Proven and Unproven Properties

Property acquisition costs:

Utah	$3,662,562	$2,832,560
Wyoming	55,878	100
California	100	100
Texas	100	100

Exploration & development costs:

Utah	1,993,941	1,967,562
Wyoming	2,748	-
California	-	-
Texas	-	-
	$5,715,329	$4,800,422

The Company’s proven and unproven properties are evaluated periodically for the possibility of potential impairment. During the period ended March 31, 2005 and the year ended December 31, 2004, no impairment charges were recorded against the Utah, Texas, California or Wyoming properties.

NOTE 4 - RELATED PARTY TRANSACTIONS

At March 31, 2005 and December 31, 2004, the Company was indebted a director in the amount of $123,463.

At March 31, 2005 and December 31, 2004, the Company was indebted a director in the amount of $12,000.

At March 31, 2005, the Company paid $45,711 in administrative fees to a company controlled by an officer. At March 31, 2005, $9,170 of this debt was payable to this related company.

At March 31, 2005, the Company paid $16,000 in administrative fees to an officer. At March 31, 2005, the Company was indebted to this officer in the amount of $22,998.

At March 31, 2005, the Company paid $14,000 in administrative fees to a company controlled by an officer. At March 31, 2005, $14,000 of this debt was payable to this related company.

At March 31, 2005, the Company paid $10,000 in administrative fees to the wife of an officer. At March 31, 2005, $10,000 of this debt was payable.

At March 31, 2005 and December 31, 2004, the Company had $17,284 and $33,270 in accounts payable to directors or companies controlled by directors.

Page - 12

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2005

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

 For the three month period ended March 31, 2005, an officer of the Company received shares in payment of finder’s fees totalling $95,000. For the three month period ended March 31, 2004, this officer received shares in payment of finder’s fees totalling $43,750 and in payment of debt of $25,951. (Note 5)

At March 31, 2005 and December 31, 2004, the Company had $116,594 in accounts receivable from a limited partnership controlled by relatives of two of the Company’s directors. These funds were repaid during the second quarter of 2005.

NOTE 5 - COMMON STOCK

On April 14, 2003, the Company issued 277,776 common shares at $0.18 per share by way of a private placement for total proceeds of $50,000.

On April 14, 2003, the Company converted $308,947 in accounts payable and $28,700 in loans payable into 1,875,817 common shares at $0.18 per share. (Note 4)

On March 3, 2004, the Company issued a total of 8,750,000 units at $0.05 for each unit by way of a private placement for cash of $437,500. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on March 3, 2005. The fair value of the warrants was estimated to be $109,375 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On March 3, 2004, the Company issued, to an officer of the Company, a total of 875,000 units at $0.05 for each unit for finders’ fees of $43,750. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on March 3, 2005. The fair value of the warrants was estimated to be $10,938 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On March 3, 2004, the Company issued a total of 519,020 units, to an officer of the Company, at $0.05 for each unit in exchange for debt totalling $25,951. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on March 3, 2005. The fair value of the warrants was estimated to be $6,488 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 6, 2004, the Company issued a total of 4,666,667 units at $0.15 for each unit by way of a private placement for cash of $700,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.25. The warrants have a term of three years and will expire on May 6, 2007. The fair value of the warrants was estimated to be $175,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 6, 2004, the Company issued, to an officer of the Company, a total of 66,667 units at $0.15 for each unit for finders’ fees of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.25. The warrants have a term of three years and will expire on May 6, 2007. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On May 6, 2004, the Company issued a total of 855,980 units at $0.05 for each unit in exchange for debt totalling $42,799. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on May 6, 2005. The fair value of the warrants was estimated to be $10,700 and has been recorded as a separate component of stockholders’ equity. (Note 7)

Page - 13

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2005

NOTE 5 - COMMON STOCK, continued

On May 24, 2004, the Company issued a total of 2,000,000 units at $0.20 for each unit by way of a private placement for cash of $400,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 24, 2007. The fair value of the warrants was estimated to be $100,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 24, 2004, the Company issued a total of 1,500,000 units at $0.20 for each unit by way of a private placement for cash of $300,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on May 24, 2006. The fair value of the warrants was estimated to be $75,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 24, 2004, the Company issued, to an officer of the Company, a total of 350,000 units at $0.20 for each unit for finders’ fees of $70,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 24, 2007. The fair value of the warrants was estimated to be $17,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On May 28, 2004, the Company issued a total of 250,000 units at $0.20 for each unit by way of a private placement for cash of $50,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 28, 2007. The fair value of the warrants was estimated to be $12,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 28, 2004, the Company issued, to an officer of the Company, a total of 25,000 units at $0.20 for each unit for finders’ fees of $5,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 28, 2007. The fair value of the warrants was estimated to be $1,250 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On October 14, 2004, the Company issued a total of 1,396,956 units at $0.20 per unit by way of a private placement for cash of $279,392. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on October 14, 2006. The fair value of the warrants was estimated to be $69,848 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On November 30, 2004, the Company issued a total of 550,000 units at $0.20 per unit by way of a private placement for cash of $110,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on November 30, 2007. The fair value of the warrants was estimated to be $27,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On November 30, 2004, the Company issued, to an officer of the Company, a total of 55,000 units at $0.20 per unit for finders’ fees of $11,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on November 30, 2007. The fair value of the warrants was estimated to be $2,750 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On November 30, 2004, the Company issued a total of 75,000 units at $0.20 per unit by way of a private placement for cash of $15,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $3,750 and has been recorded as a separate component of stockholders’ equity. (Note 7)

Page - 14

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2005

NOTE 5 - COMMON STOCK, continued

On November 30, 2004, the Company issued a total of 3,750,000 units at $0.20 per unit by way of a private placement for cash of $750,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $187,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On November 30, 2004, the Company issued, to an officer of the Company, a total of 382,500 units at $0.20 per unit for finders’ fees of $76,500. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $19,125 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On December 21, 2004, the Company issued a total of 500,000 units at $0.20 per unit by way of a private placement for cash of $100,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on December 21, 2006. The fair value of the warrants was estimated to be $25,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On December 21, 2004, the Company issued, to an officer of the Company, a total of 50,000 units at $0.20 per unit for finders’ fees of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on December 21, 2006. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On January 18, 2005, the Company issued a total of 2,166,668 units at $0.30 per unit by way of a private placement for cash of $650,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 18, 2007. The fair value of the warrants was estimated to be $162,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On January 18, 2005, the Company issued, to an officer of the Company, a total of 216,667 units at $0.30 per unit for finders’ fees of $65,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 18, 2007. The fair value of the warrants was estimated to be $16,250 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On January 24, 2005, the Company issued a total of 1,000,000 units at $0.30 per unit by way of a private placement for cash of $300,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 27, 2007. The fair value of the warrants was estimated to be $75,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On January 24, 2005, the Company issued, to an officer of the Company, a total of 100,000 units at $0.30 per unit for finders’ fees of $30,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 24, 2007. The fair value of the warrants was estimated to be $7,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On February 7, 2005, the Company issued a total of 133,334 units at $0.30 per unit by way of a private placement for cash of $40,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on February 7, 2007. The fair value of the warrants was estimated to be $10,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

Page - 15

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2005

NOTE 5 - COMMON STOCK, continued

At March 31, 2005, a total of 33,334 units were subscribed for at $0.30 per unit. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share at $0.50. These warrants have a term of two years. (Note 9)

NOTE 6 - STOCKHOLDER RIGHTS PLAN

On March 1, 2002, the Company approved a Rights Agreement whereby a dividend was declared of one right for each share of the Company’s common stock issued and outstanding on March 20, 2002 including any shares issued subsequent to March 20, 2002. Each right entitles the holder to purchase five shares of the Company’s common stock at an exercise price of $0.01 per right, if certain events occurred relating to a person or group acquiring or attempting to acquire 10% or more of the outstanding of common shares of the Company without the approval of the Company’s board of Directors. The rights are exercisable until December 31, 2020.

At March 31, 2005 and December 31, 2004, the Company had reserved 294,907,115 and 276,657,100 shares for the exercise of these rights for the issued, outstanding and subscribed shares and 108,352,195 and 147,624,025 for the potential exercise of outstanding options and warrants.

NOTE 7 - STOCK OPTIONS AND WARRANTS

During the three month periods ended March 31, 2005 and 2004 no options were issued or cancelled. During the three month periods ended March 31, 2005 and 2004, 3,616,669 and 10,144,020 share purchase warrants were issued and 11,471,035 and nil share purchase warrants expired. (Notes 5 and 9)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

During the three month period ended March 31, 2005, the Company has been focusing on developing its oil and gas business. As such, the Company has accumulated a deficit of approximately $61 million to date and additional financing will be required by the Company to support development of its oil and gas properties until such time as the Company achieves positive cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Page - 16

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
MARCH 31, 2005

NOTE 9 - SUBSEQUENT EVENTS

On July 7, 2005, the Company issued 33,334 units at $0.30 per unit by way of a private placement for cash of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on July 7, 2007. (Note 5)

On July 7, 2005 the Company issued, to an officer of the Company, a total of 16,667 units at $0.30 per unit for finders’ fees of $5,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on July 7, 2007. (Notes 4 and 5)

On July 25, 2005, an officer of the Company, exercised 400,000 share purchase warrants and received 400,000 commons shares of the Company for cash of $100,000. (Notes 5 and 7)

On September 29, 2005, an officer of the Company exchanged 100,000 warrants for 100,000 shares of the Company's stock, at $0.25 per share.

Page - 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that will or have affected our financial condition and results of operations. Certain statements under this section may constitute “forward-looking statements”. You should read the following discussion in conjunction with the audited consolidated financial statements included in our form 10-KSB for the year ended December 31, 2004.

Overview

In July 2002 we changed our business direction and have been focusing on our oil and gas operations, primarily in Utah. We own a minority (25%) working interest in properties is Utah, Wyoming and California and we own a 51.53% interest in Vallenar Energy Corp., a company with oil and gas leasehold interests in Texas. We are not the operator of any of these oil and gas properties.

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

Financial Condition

We had a net loss of $75,763 during the three months ended March 31, 2005. As of March 31, 2005, we had a cash balance of $42,494, trade accounts receivable of $71,740, prepaid expenses of $6,238 and an amount due from a related company of $116,594. When these current assets are offset against our current obligations of $807,510 in accounts payable and accrued liabilities and $208,915 in amounts due to related parties, we are left with a working capital deficit of $779,359 at March 31, 2005. The amount due from a related company was repaid in the second quarter of 2005. We believe that our cash and cash equivalents at March 31, 2005, are not sufficient to satisfy our working capital needs and that in order to satisfy our operational and working capital requirements for the foreseeable future we must raise funds through private loans, private placement of our common shares or issuance of shares for debt.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements for the fiscal years 2004 and 2003, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital and generating sufficient revenues to become profitable. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to participate in profitable oil and gas development and generate revenues from our oil and gas production. Based upon current plans, we expect to incur operating losses in future periods. We cannot assure that we will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Page - 18

Related-Party Transactions

Included in the $208,915 that is due to related parties at March 31, 2005, is $135,463 in directors’ fees that were accrued during 2002 and 2003, $56,168 in administrative fees were accrued during 2005, and $17,284 that directors and officers paid to creditors on our behalf. None of the amounts due to related parties bear interest or have any fixed terms of repayment.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004.

Overall Results of Operations

For the three months ended March 31, 2005, we had a net loss of $75,763, or $(0.01) per share, which was an increase of $15,889 from the net loss of $59,874 or $(0.01) per share for the three months ended March 31, 2004. The increase in net loss for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily due an increase in administrative, management and professional fees as a result of the increase in our investing activities during the first quarter of 2005.

Revenue

Total revenue for the three months ended March 31, 2005 was $144,566 compared to $16,110 for the three months ended March 31, 2004. The $128,456 increase in revenue during the first quarter of 2005 was due to the increase in production from the Utah wells. Over the next nine months we expect our revenues to increase as our Utah production increases.

Operating Expenses

Total operating expenses increased to $219,609 for the three months ended March 31, 2005, from $75,707 for the three months ended March 31, 2004. This $143,902 increase in operating expense was primarily due to increases in advertising of $2,720, in administrative fees of $85,711, in office expenses of $201, in management fees of $12,826, in professional fees of $56,097 and in regulatory fees of $7,319, offset by a decreases in travel and promotion of $15,743, in bank charges of $1,125, in telephone of $2,382 and in foreign exchange of $1,722. We expect our operating expenses to increase as we increase our investing and financing activities.

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

Liquidity and Capital Resources

As of March 31, 2005, we had a cash balance of $42,494 and negative cash flows from operations of $273,447 for the three months then ended. During the three months ended March 31, 2005, we funded our operations with revenues of $144,566 and private placements and share subscriptions for 3,333,336 units for which we received cash of $1,000,000. In return for arranging the private placement, we issued to an officer 316,667 units to pay finder’s fees of $95,000. Each unit consists of one common share and one share purchase warrant.

The notes to our consolidated financial statements as of March 31, 2005 contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $61,411,471. As of March 31, 2005, we had $1,016,425 in current liabilities and we cannot assure that we will succeed in developing our business and achieving a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the three months ended March 31, 2005.

Page - 19

Net Cash Used In Operating Activities

Net cash used in operating activities during the three months ended March 31, 2005 was $273,447, primarily the result of a net loss of $75,763, an increase in trade accounts receivable of $14,938, an increase in prepaid expenses of $5,000, and a decrease of $218,648 in accounts payable and accrued liabilities, offset by an increase in amounts due to related parties of $40,182, offset by an adjustment to minority interest of $720.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2005, we raised $1,000,000 in cash: $990,000 from the issuance of units and $10,000 from the subscription for units.

Net Cash Used In Investing Activities

During the three months ended March 31, 2005, we invested $914,907 in our oil and gas properties.

Contingencies and Commitments

We had no contingencies or long-term commitments at March 31, 2005, except for the Transworld litigation and the Burlington settlement payable which are disclosed in the commitments and contingencies section of the footnotes to our consolidated financial statements, appearing elsewhere herein.

As is customary in the oil and gas industry, we may at times have agreements to reserve or earn acreage or wells. If we do not pay as required by the agreements, we may lose the acreage or wells.

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the financial statements of our subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

Accounts Receivable

Our receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At March 31, 2005 and December 31, 2004, we considered all of the trade accounts receivable collectable.

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

Page - 20

We compute the depletion of exploration and development costs and depreciation of production equipment using the units-of-production method based upon estimated proven oil and gas reserves. We withhold the costs of unproved properties from the depletion base until they are either developed or abandoned. We periodically review our properties for impairment. We transfer total well costs to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, we convert relative volumes of oil and gas production and reserves at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

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

Our oil and gas wells began producing during the first quarter of 2003. We recorded no depletion during the three months ended March 31, 2005 and 2004 because at December 31, 2002, all of our oil and gas properties were written down to a nominal value, with the exception of the Utah properties, which were written down to their net present value, based on a December 31, 2004 reserves study. Based on this study, we valued the Utah oil and gas properties at an amount equal to the present value, discounted at 10%, of the estimated future net revenues from proved oil and gas reserves of approximately $5.7 million (calculated based on estimated net revenues of $18.5 million). We computed the present value of estimated future net revenues by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of December 31, 2004, assuming the continuation of existing economic conditions.

Contractual Obligations

The only contractual obligation we had at March 31, 2005 was the following Burlington settlement:

On March 1, 2004, the Company and Burlington Resources Oil & Gas Company LP (“Burlington”) entered into a settlement agreement whereby the Company agreed to pay Burlington a total of $691,874, in twelve equal monthly payments, commencing August 14, 2004.

Internal and External Sources of Liquidity

We have funded our operations principally through revenues from our oil and gas properties, issuance of units, subscription of units and through issuance of units for debt.

Inflation

We do not believe that inflation will have a material impact on our future operations.

Uncertainties Relating to Forward Looking Statements

This Form 10-QSB Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by our use of words such as “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our strategy for participating in drilling programs, increasing revenues and raising capital from external sources are forward-looking statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter of the fiscal year covered by this report, no legal proceeding involving Brek or its assets, to the best of Brek’s knowledge, became a reportable event and there have been no material developments in any legal proceedings previously reported by Brek, except for the following:

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

On March 1, 2004, the parties reached a settlement and entered into a Settlement Agreement and Release whereby Brek Petroleum Inc. agreed to pay Burlington a total of $691,874 in 12 equal monthly payments. The total of the settlement was comprised of the original amount claimed for damages, Burlington’s legal fees of $3,278, and court imposed interest. As of March 31, 2005, Brek Petroleum Inc. had delivered 10 of the monthly payments to Burlington. On July 14, 2005, Brek Petroleum Inc. delivered the twelfth and final monthly payment to Burlington.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Brek did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Brek did not sell any unregistered equity securities, except for the following:

Page - 22

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

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Brek reported all information that was required to be disclosed in a report in the form of a Form 8-K, except for the following.

Item 2.06 - Material Impairments

Based on a reserve study completed during the first quarter of 2005, it was determined that a $16,634,187 impairment charge needed to be taken against the oil and gas properties at December 31, 2002.

Item 3.02 - Unregistered Sales of Equity Securities

On December 22, 2004, the board of directors authorized the issuance of up to 3,666,667 units at an offering price of $0.30 per unit. Brek raised $1,000,000 in cash from this offering, which had five closings between January 2005 and July 2005, and issued an aggregate 3,666,670 restricted units to the subscribers. See “Item 2 - Recent Sale of Unregistered Securities” above for more details.

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
3.3

Certificate of Amendment to Articles of Incorporation changing the Issuer’s name to Brek Gold Corporation filed as an Exhibit to Brek’s Form 10-KSB filed on April 14, 2004, and incorporated herein by reference.

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

Filed
10.6

Option to Acquire Interests in Oil and Gas Properties dated May 1, 2004 between Brek Petroleum Inc. and Griffin Asset Management, LLC, filed as an attached exhibit to Brek’s Form 10-KSB (2004 - Annual Report) filed on November 21 , and incorporated herein by reference .

Filed
10.7

Natural Gas Purchase Agreement dated December 23, 2004 between Brek Petroleum Inc. and Riverbend Gas Gathering, L.L.C., filed as an attached exhibit to Brek’s Form 10-KSB (2004 - Annual Report) filed on November 21  and incorporated herein by reference

Filed
21	List of Subsidiaries, filed as an attached exhibit to Brek’s Form 10-KSB (2002 - Annual Report) filed on November 21 , and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics filed as an Exhibit to Brek’s Form 10-KSB filed as an attached exhibit to Brek’s Form 10-KSB (2004 - Annual Report) filed on November 21 , and incorporated herein by reference.	Filed

Page - 24

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Brek Energy Corporation has caused this report to be signed on its behalf by the undersigned duly authorized person.

BREK ENERGY CORPORATION

By: /s/ Richard N. Jeffs
Name:  Richard N. Jeffs
Title: Director and CEO and CFO
Dated: November 21, 2005

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

Date: November 18, 2005

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

Date: November 18, 2005

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

Page - 28

Exhibit 32

Page - 29

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, President and Chief Executive Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Executive Officer

November 18, 2005

Page - 30

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, Chief Financial Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

November 18, 2005

Page - 31