Form 10QSB
period 2005-06-30
BREK ENERGY CORP
filed 2005-11-21
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

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
[  ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 30, 2005
Common Stock - $0.0001 par value	58,948,089

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BREK ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As at June 30, 2005 and December 31, 2004 and
for the three and six month periods ended June 30, 2005 and 2004

UNAUDITED

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

BREK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
	2005	2004

ASSETS

Current Assets

Cash	$85,011	$230,848
Trade accounts receivable	-	56,801
Prepaids	3,830	1,239
Due from related party (Note 4)	-	116,594

	88,841	405,482

Oil and gas properties, net of $41,344 and $nil in depletion (Note 3)	5,871,493	4,800,422

TOTAL ASSETS	$5,960,334	$5,205,904

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$769,452	$1,026,158
Due to related parties (Note 4)	268,761	168,733

TOTAL LIABILITIES	1,038,213	1,194,891

Commitments and contingencies (Note 8)

Minority interest	72,171	70,001

STOCKHOLDERS' EQUITY

Share capital (Notes 5)
Authorized
300,000,000 common shares, $0.001 par value
Issued, outstanding and subscribed
58,981,423 and 55,331,420 common shares	58,981	55,331
Additional paid in capital	65,224,766	56,706,041
Common stock purchase warrants	992,973	8,515,348
Deficit	(61,426,770)	(61,335,708)

TOTAL STOCKHOLDERS' EQUITY	4,849,950	3,941,012

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,960,334	$5,205,904

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Revenue	$141,743	$55,443	$286,309	$71,553

Expenses

Operating expenses
General and administrative	155,592	43,287	375,201	118,994

Total operating expenses	155,592	43,287	375,201	118,994

(Loss) income before minority interest	(13,849)	12,156	(88,892)	(47,441)

Minority interest	(1,450)	(1,450)	(2,170)	(1,727)

Net (loss) income for the period	$(15,299)	$10,706	$(91,062)	$(49,168)

Basic and diluted (loss) earnings per share	$(0.01)	$0.01	$(0.01)	$(0.01)

Weighted average shares outstanding	58,948,089	44,069,088	58,557,205	38,007,714

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2005 and 2004
UNAUDITED

	Common Stock Issued		Additional	Common Stock	Common Stock Subscribed		Accumulated Other
	Number of		Paid in	Purchase	Number of		Comprehensive
	Shares	Amount	Capital	Warrants	Shares	Amount	(Loss) Income	Total

Balance, January 1, 2004	28,713,630	$28,714	$54,021,239	$8,016,124	-	$-	$(61,342,202)	$723,875

Units issued for cash	17,041,667	17,042	1,379,833	465,625	-	-	-	1,862,500
Units issued for debt	2,691,667	2,691	145,434	49,376	-	-	-	197,501
Finders fees	-	-	(128,750)	-	-	-	-	(128,750)
Units issued, cash paid July 2004	125,000	125	18,625	6,250	-	-	-	25,000
Net loss for the six month period ended,
June 30, 2004	-	-	-	-	-	-	(49,168)	(49,168)

Balance, June 30, 2004	48,571,964	48,572	55,436,381	8,537,375	-	-	(61,391,370)	2,630,958

Units issued for cash	6,271,956	6,271	934,523	313,598	-	-	-	1,254,392
Units issued for debt	487,500	488	72,637	24,375	-	-	-	97,500
Finders fees	-	-	(97,500)	-	-	-	-	(97,500)
Common stock purchase warrants, expired	-	-	360,000	(360,000)
Net income for the six month period ended,
December 31, 2004	-	-	-	-	-	-	55,662	55,662

Balance, December 31, 2004	55,331,420	55,331	56,706,041	8,515,348	-	-	(61,335,708)	3,941,012

Units issued for cash	3,300,002	3,300	739,200	247,500	-	-	-	990,000
Units issued for debt	316,667	317	70,933	23,750	-	-	-	95,000
Units subscribed	-	-	-	-	33,334	10,000	-	10,000
Finders fees	-	-	(95,000)	-	-	-	-	(95,000)
Expired common stock purchase warrants		-	7,793,625	(7,793,625)	-	-	-	-
Net loss for the six month period ended
June 30, 2005	-	-	-	-	-	-	(91,062)	(91,062)

Balance June 30, 2005	58,948,089	$58,948	$65,214,799	$992,973	33,334	$10,000	$(61,426,770)	$4,849,950

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
	2005	2004

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES

Net loss for the period	$(91,062)	$(49,168)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, oil and gas	41,344	-
Minority interest	2,170	1,727

	(47,548)	(47,441)

Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	56,801	(18,982)
Increase in prepaids	(2,591)	(132,591)
Decrease (increase) in amount due from related party	116,594	(141,779)
Decrease in accounts payable and accrued liabilities	(256,706)	(146,390)
Increase (decrease) in amounts due to related parties	100,028	(11,281)

NET CASH USED IN OPERATING ACTIVITIES	(33,422)	(498,464)

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash spent on oil and gas properties	(1,112,415)	(1,252,689)

NET CASH USED IN INVESTING ACTIVITIES	(1,112,415)	(1,252,689)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Proceeds from issuance of common stock	990,000	1,887,500
Proceeds from common stock subscribed	10,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000,000	1,887,500

Net (decrease) increase in cash	(145,837)	136,347

Cash at the beginning of the period	230,848	2,318

Cash at the end of the period	$85,011	$138,665

Supplemental cash information:

Cash paid during the period for:
Interest	$-	$-

Non-cash Transactions:

Issuance of common stock purchase warrants	$271,250	$521,251
Expiry of common stock purchase warrants	$(137,501)	$-
Shares issued, cash paid received July 2004	$-	$25,000
Issuance of common shares to an officer in payment of finders fees	$95,000	$128,750
Issuance of common shares in settlement of amounts due to related parties	$-	$36,346
Issuance of common shares in settlement of debt	$-	$32,405

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2005

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

Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004 included in the Company’s annual report on Form 10-KSB.

Page - 7

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2005

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

Accounts Receivable
Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At June 30, 2005 and December 31, 2004, all of the trade accounts receivable were considered collectable.

Revenue Recognition
Oil and gas revenue is recognized as income when the oil and gas is produced and sold.

Segment Reporting
The Company is currently centrally managed and operates in one business segment: the oil and gas industry in the United States.

Comprehensive Income
Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. The Company had no comprehensive income during the six month periods ended June 30, 2005 and 2004.

Basic and Diluted Net Income (Loss) Per Common Share (“EPS”)
Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution of securities that could occur if securities or other contracts to issue common stock (such as, convertible preferred stock, warrants to purchase common stock and common stock options) were exercised or converted into common stock.

Potential common shares are excluded from the diluted loss per share computation in net loss periods as their effect would be anti-dilutive.

Page - 8

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2005

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
JUNE 30, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation
The Company accounts for its stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to outside consultants. Had compensation expense for the options granted to employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the three and six months ended June 30, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income (loss) attributable to common shareholders:
As reported	$(15,299)	$10,706	$(91,062)	$(49,168)
Stock based employee compensation determined under the fair value based method	-	-	-	-
Pro forma	$(15,299)	$10,706	$(91,062)	$(49,168)
Net income(loss) per common share:

As reported	$(0.01)	$0.01	$(0.01)	$(0.01)
Pro forma	$(0.01)	$0.01	$(0.01)	$(0.01)

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
JUNE 30, 2005

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

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, for the quarter commencing July 1, 2005. SFAS 123(R) permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but it also permits entities to restate financial statements of previous periods, either for all periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS 123. The Company has decided to adopt the modified prospective method and expects the adoption of SFAS 123(R) to have an effect on the financial statements similar to the pro forma effects reported in the Stock Based Compensation disclosure above.

NOTE 3 - OIL AND GAS PROPERTIES

The Company has a 25% interest in 128,930 gross acres (18,394 net acres) in the Uinta Basin region in Utah, 121,614 gross acres (20,435 net acres) in the Greater Green River Basin of Wyoming and 3,315 gross acres (828 net acres) in Kern County and San Luis Obispo County in California and a 50% interest in 51,194 gross acres (8,865 net acres) in Edwards County in Texas.

The following table presents information regarding the Company’s costs incurred in the purchase of proved and unproved properties, in exploration and development activities and charges for depletion:

	June 30, 2005	December 31, 2004

Property acquisition costs:
Unproved	$3,666,307	$2,832,860
Proved	62,526	-
Exploration and development expenditures	2,184,004	1,967,562
Depletion	(41,344)	-

Total	$5,871,493	$4,800,422

Page - 11

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2005

NOTE 3 - OIL AND GAS PROPERTIES, continued

At June 30, 2005 and December 31, 2004, the Company’s proved and unproved oil and gas properties consisted of leasehold interests and exploration and development costs related to their interests in Texas, Utah, Wyoming and California. At June 30, 2005 and December 31, 2004, the Company’s oil and gas properties were valued as follows:

	June 30, 2005	December 31, 2004
Proved and Unproved Properties

Property acquisition costs:

Utah	$3,665,865	$2,832,560
Wyoming	62,768	100
California	100	100
Texas	100	100

Exploration & development costs:

Utah	2,179,198	1,967,562
Wyoming	4,806	-
California	-	-
Texas	-	-

Depletion	(41,344)	-
	$5,871,493	$4,800,422

The Company’s proven and unproven properties are evaluated periodically for the possibility of potential impairment. During the period ended June 30, 2005 and the year ended December 31, 2004, no impairment charges were recorded against the Utah, Texas, California or Wyoming properties.

NOTE 4 - RELATED PARTY TRANSACTIONS

At June 30, 2005 and December 31, 2004, the Company was indebted a director in the amount of $123,463.

At June 30, 2005 and December 31, 2004, the Company was indebted a director in the amount of $12,000.

At June 30, 2005, the Company had paid $62,458 in administrative fees to a company controlled by an officer. At June 30, 2005, $8,886 of this debt was payable to this related company.

During the six month periods ending June 30, 2005 and 2004, the Company paid $40,000 and $nil in administrative fees to an officer. At June 30, 2005 and December 31, 2004, the Company was indebted to this officer in the amounts of $46,998 and $6,998.

During the six month period ending June 30, 2005, the Company paid $35,000 in administrative fees to a company controlled by an officer. At June 30, 2005, $35,000 of this debt was payable to this related company.

During the six month period ending June 30, 2005, the Company paid $25,000 in administrative fees to the wife of an officer. At June 30, 2005, $25,000 of this debt was payable.

At June 30, 2005 and December 31, 2004, the Company had $17,414 and $33,270 in accounts payable to other directors or companies controlled by directors.

Page - 12

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2005

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

During the six months ended June 30, 2005, an officer of the Company received shares of the Company in payment of finders’ fees totalling $95,000. During the six months ended June 30, 2004, this same officer received shares of the Company in payment of $128,750 in finder’s fees and $25,981 in debt. (Note 5)

At June 30, 2005 and December 31, 2004, the Company had $nil and $116,594 in accounts receivable from a limited partnership controlled by relatives of two of the Company’s directors.

NOTE 5 - COMMON STOCK

On March 3, 2004, the Company issued a total of 8,750,000 units at $0.05 for each unit by way of a private placement for cash of $437,500. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on March 3, 2005. The fair value of the warrants was estimated to be $109,375 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On March 3, 2004, the Company issued a total of 875,000 units at $0.05 for each unit for finders’ fees of $43,750. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on March 3, 2005. The fair value of the warrants was estimated to be $10,938 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On March 3, 2004, the Company issued a total of 519,020 units at $0.05 for each unit in exchange for debt totalling $25,951. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on March 3, 2005. The fair value of the warrants was estimated to be $6,488 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 6, 2004, the Company issued a total of 4,666,667 units at $0.15 for each unit by way of a private placement for cash of $700,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.25. The warrants have a term of three years and will expire on May 6, 2007. The fair value of the warrants was estimated to be $175,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 6, 2004, the Company issued, to an officer of the Company, a total of 66,667 units at $0.15 for each unit for finders’ fees of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.25. The warrants have a term of three years and will expire on May 6, 2007. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On May 6, 2004, the Company issued a total of 855,980 units at $0.05 for each unit in exchange for debt totalling $42,799. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on May 6, 2005. The fair value of the warrants was estimated to be $10,700 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 24, 2004, the Company issued a total of 2,000,000 units at $0.20 for each unit by way of a private placement for cash of $400,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 24, 2007. The fair value of the warrants was estimated to be $100,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

Page - 13

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2005

NOTE 5 - COMMON STOCK, continued

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
UNAUDITED
JUNE 30, 2005

NOTE 5 - COMMON STOCK, continued

On November 30, 2004, the Company issued, to an officer of the Company, a total of 382,500 units at $0.20 per unit for finders’ fees of $76,500. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $19,125 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On December 21, 2004, the Company issued a total of 500,000 units at $0.20 per unit by way of a private placement for cash of $100,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on December 21, 2006. The fair value of the warrants was estimated to be $25,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On December 21, 2004, the Company issued, to an officer of the Company, a total of 50,000 units at $0.20 per unit for finders’ fees of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on December 21, 2006. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On January 18, 2005, the Company issued a total of 2,166,668 units at $0.30 per unit by way of a private placement for cash of $650,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 18, 2007. The fair value of the warrants was estimated to be $162,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On January 18, 2005, the Company issued, to an officer of the Company, a total of 216,667 units at $0.30 per unit for finders’ fees of $65,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 18, 2007. The fair value of the warrants was estimated to be $16,250 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On January 24, 2005, the Company issued a total of 1,000,000 units at $0.30 per unit by way of a private placement for cash of $300,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 27, 2007. The fair value of the warrants was estimated to be $75,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On January 24, 2005, the Company issued, to an officer of the Company, a total of 100,000 units at $0.30 per unit for finders’ fees of $30,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 24, 2007. The fair value of the warrants was estimated to be $7,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On February 7, 2005, the Company issued a total of 133,334 units at $0.30 per unit by way of a private placement for cash of $40,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on February 7, 2007. The fair value of the warrants was estimated to be $10,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

At June 30, 2005, a total of 33,334 units were subscribed for at $0.30 per unit. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share at $0.50. These warrants have a term of two years. (Note 7 and 9)

Page - 15

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
JUNE 30, 2005

NOTE 6 - STOCKHOLDER RIGHTS PLAN

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

At June 30, 2005 and December 31, 2004, the Company had reserved 294,907,115 and 276,657,100 shares for the exercise of these rights for the issued, outstanding and subscribed shares and 104,072,295 and 147,624,025 for the potential exercise of outstanding options and warrants.

NOTE 7 - STOCK OPTIONS AND WARRANTS

During the six month periods ended June 30, 2005 and 2004 no options were issued or cancelled. During the six month periods ended June 30, 2005 and 2004, 3,616,669 and 19,858,334 share purchase warrants were issued and 12,327,015 and nil share purchase warrants expired. (Notes 5 and 9)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

During the six month period ended June 30, 2005, the Company has been focusing on developing its oil and gas business. As such, the Company has accumulated a deficit of approximately $61 million to date and additional financing will be required by the Company to support development of its oil and gas properties until such time as the Company achieves positive cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 9 - SUBSEQUENT EVENTS

On July 7, 2005, the Company issued 33,334 units at $0.30 per unit by way of a private placement for cash of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on July 7, 2007. (Note 5)

On July 7, 2005 the Company issued, to an officer of the Company, a total of 16,667 units at $0.30 per unit for finders’ fees of $5,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on July 7, 2007. (Notes 4 and 5)

On July 25, 2005, an officer of the Company exercised 400,000 warrants at $0.25 for cash of $100,000 and received 400,000 common shares of the Company’s stock. (Notes 4 and 7)

On September 29, 2005, an officer of the Company exchanged 100,000 warrants for 100,000 shares of the Company's stock, at $0.25 per share.

Page - 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that will affect or have affected our financial condition and results of operations. Certain statements under this section may constitute “forward-looking statements”. You should read the following discussion in conjunction with the audited consolidated financial statements and the notes included in our form 10-KSB for the year ended December 31, 2004.

Overview

We have been in the oil and gas business since July 2002. We own a minority (between 10% and 25%) working interest in properties in Utah, Wyoming and California, and we own a 51.53% interest in Vallenar Energy Corp., a company with oil and gas leasehold interests in Texas. We are not the operator of any of these oil and gas properties.

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

Financial Condition

We had a net loss of $91,062 during the six months ended June 30, 2005. As of June 30, 2005, we had a cash balance of $85,011 and prepaid expenses of $3,830. When these current assets are offset against our current obligations of $769,452 in accounts payable and accrued liabilities and $268,761 in amounts due to related parties, we are left with a working capital deficit of $949,372 at June 30, 2005.

We believe that our cash and cash equivalents as of the date of this filing are not sufficient to satisfy our working capital needs. As our oil and gas revenues are not yet sufficient to satisfy our operational and working capital requirements, for the foreseeable future we must continue to raise funds through private loans, private placements of our common shares, or the issuance of shares for debt.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements for the fiscal years 2004 and 2003, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital and generating sufficient revenues to become profitable. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable oil and gas properties, generate revenues from our oil and gas production, and control drilling, completion and production costs. Based upon current plans, we expect to incur operating losses in future periods. We cannot assure that we will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Page - 17

Related-Party Transactions

Included in the $268,761 that is due to related parties at June 30, 2005, is $135,463 in directors’ fees that were accrued during 2002 and 2003, $108,886 in administrative fees accrued during the six months ended June 30, 2005, and $24,412 that directors and officers or companies controlled by directors and officers paid to creditors on our behalf. None of the amounts due to related parties bear interest or have any fixed terms of repayment.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004.

Overall Results of Operations

For the three months ended June 30, 2005, we had a net loss of $15,299, or $(0.01) per share, which was an increase of $26,005 from our net income of $10,706 or $0.01 per share for the three months ended June 30, 2004. The increase in net loss for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily due to increases in administrative fees and depletion which was the result of the increase in our investing and financing activities during the second quarter of 2005.

For the six months ended June 30, 2005, we had a net loss of $91,062, or $(0.01) per share, which was an increase of $41,894 from our net loss of $49,168 or $(0.01) per share for the six months ended June 30, 2004. The increase in net loss for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was primarily due to increases in administrative, management, professional and regulatory fees and depletion which was the result of the increase in our investing and financing activities during the six month period ended June 30, 2005.

Revenue

Total revenue for the three months ended June 30, 2005 was $141,743 compared to $55,443 for the three months ended June 30, 2004. The $86,300 increase in revenue during the second quarter of 2005 was due to an increase in the number of and production from our Utah wells.

Total revenue for the six months ended June 30, 2005 was $286,309 compared to $71,553 for the six months ended June 30, 2004. The $214,756 increase in revenue during the first six months of 2005 was due to an increase in the number of and production from our Utah wells.

Operating Expenses

Total operating expenses increased to $155,592 for the three months ended June 30, 2005, from $43,287 for the three months ended June 30, 2004, due to an increase in administrative fees of $76,747, bank charges of $253, depletion of $41,344, management fees of $5,235, office of $470 and regulatory of $9,626 offset by decreases in advertising of $294, professional fees of $515, in telephone of $215, in travel of $13,431, in utilities of $5,144 and foreign exchange of $1,771.

Total operating expenses increased to $375,201 for the six months ended June 30, 2005, from $118,994 for the six months ended June 30, 2004, due to an increase in administrative fees of $162,458, advertising of $2,426, depletion of $41,344, management fees of $18,061, office of $671, professional fees of $55,582, and regulatory of $16,945 offset by decreases in bank charges of $870, in telephone of $2,597, in travel of $29,176, in utilities of $5,144 and foreign exchange of $3,493.
Our administrative fees increased due to the increase in our investing activities. We expect our administrative fees to increase during the next six months as our investing and financing activities increase.

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We do not have any non-consolidated, special-purpose entities.

Page - 18

Liquidity and Capital Resources

As of June 30, 2005, we had a cash balance of $85,011 and negative cash flows from operations of $33,422 for the period then ended. During the six months ended June 30, 2005, we funded our operations through revenue from our oil and gas properties of $286,309 and the private placement or subscription of 3,333,336 units for which we received cash of $1,000,000. In return for arranging the private placements, we issued 316,667 units to an officer to pay finder’s fees of $95,000. Each unit consists of one common share and one share purchase warrant.

The notes to our consolidated financial statements as of June 30, 2005, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $61,426,770. We have successfully generated sufficient working capital and liquidity through oil and gas revenues and the private placement of our shares until the date of this filing, and believe that we can continue to do so for the next twelve months. As of June 30, 2005, we had $1,038,213 in current liabilities and we cannot assure that we will succeed in developing our business and achieving a profitable level of operations sufficient to meet our ongoing cash needs.

Below is a discussion of our sources and uses of funds for the six months ended June 30, 2005.

Net Cash Used In Operating Activities

Net cash used in operating activities during the six months ended June 30, 2005 was $33,422, primarily the result of a net loss of $91,062, an increase in prepaid expenses of $2,591, a decrease of $256,706 in accounts payable and accrued liabilities, all offset by a decrease in trade accounts receivable of $56,801, a decrease in the amount due from related parties of $116,594, an increase in amounts due to related parties of $100,028, depletion of $41,344 and an adjustment to minority interest of $2,170.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2005, 3,333,334 units were issued or subscribed for, consisting of one share and one share-purchase warrant for $1,000,000 in cash.

Net Cash Used In Investing Activities

During the six months ended June 30, 2005, we invested $1,112,415 in our oil and gas properties.

Contingencies and Commitments

We had no contingencies or long-term commitments at June 30, 2005, except for the Transworld litigation and the Burlington settlement payable which are disclosed in the commitments and contingencies section of the footnotes to our consolidated financial statements, appearing elsewhere in this report.

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

Page - 19

Our financial statements are based on a number of significant estimates, including the estimates of the oil and gas reserve quantities, that are the basis for the calculation of depletion and impairment of oil and gas properties.

Revenue Recognition

We recognize oil and gas revenue as income when the oil and gas is produced and sold.

Oil and Gas Properties

We follow the full-cost method of accounting whereby we capitalize all costs related to the acquisition of oil and gas leases and acquisition and development of oil and gas properties into a single cost centre (“full-cost pool”). These costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. We generally credit proceeds from property sales to the full-cost pool without recognizing a gain or loss unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full-cost pool.

We compute depletion of exploration and development costs and depreciation of production equipment using the units-of-production method based upon estimated proven oil and gas reserves. We withhold the costs of unproved properties from the depletion base until they are either developed or abandoned. We review the properties periodically for impairment. We transfer total well costs to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, we convert relative volumes of oil and gas production and reserves at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

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

Contractual Obligations

The only contractual obligation we had at June 30, 2005 was the following Burlington settlement:

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

On March 1, 2004, the parties reached a settlement and entered into a Settlement Agreement and Release whereby Brek Petroleum Inc. agreed to pay Burlington a total of $691,874 in 12 equal monthly payments. The total of the settlement was comprised of the original amount claimed for damages, Burlington’s legal fees of $3,278, and court imposed interest. As of June 30, 2005, Brek Petroleum Inc. had delivered 11 of the monthly payments to Burlington. On July 14, 2005, Brek Petroleum Inc. delivered the twelfth and final monthly payment to Burlington.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Brek did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Brek did not sell any unregistered equity securities.

Page - 21

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

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Brek reported all information that was required to be disclosed in a report in the form of a Form 8-K.

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

Filed

Page - 22

10.6

Option to Acquire Interests in Oil and Gas Properties dated May 1, 2004 between Brek Petroleum Inc. and Griffin Asset Management, LLC, filed as an attached exhibit to Brek’s Form 10-KSB (2004 - Annual Report) filed on November 21, 2005, and incorporated herein by reference .

Filed
10.7

Natural Gas Purchase Agreement dated December 23, 2004 between Brek Petroleum Inc. and Riverbend Gas Gathering, L.L.C., filed as an attached exhibit to Brek’s Form 10-KSB (2004 - Annual Report) filed on November 21, 2005, and incorporated herein by reference

Filed
21	List of Subsidiaries, filed as an attached exhibit to Brek’s Form 10-KSB (2002 - Annual Report) filed on November 21, 2005, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics filed as an Exhibit to Brek’s Form 10-KSB filed as an attached exhibit to Brek’s Form 10-KSB (2004 - Annual Report) filed on November 21, 2005, and incorporated herein by reference.	Filed

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, President and Chief Executive Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, Chief Financial Officer of Brek Energy, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

November 18, 2005

Page - 29