Form 10QSB
period 2005-09-30
BREK ENERGY CORP
filed 2005-11-21
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

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
[   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 17, 2005
Shares of common stock - $0.0001 par value	59,498,090

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BREK ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As at September 30, 2005 and December 31, 2004 and
for the nine month periods ended September 30, 2005 and 2004

UNAUDITED

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

BREK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets

Cash	$19,293	$230,848
Trade accounts receivable	84,182	56,802
Prepaids	3,485	1,238
Due from related party (Note 4)	-	116,594

	106,960	405,482

Oil and gas properties, net of $64,953 and $nil in depletion (Note 3)	5,957,752	4,800,422

TOTAL ASSETS	$6,064,712	$5,205,904

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$772,689	$1,026,158
Due to related parties (Note 4)	304,041	168,733

TOTAL LIABILITIES	1,076,730	1,194,891

Commitments and contingencies (Note 8)

Minority interest	72,882	70,001

STOCKHOLDERS' EQUITY

Share capital (Note 5)
Authorized
300,000,000 common shares, $0.001 par value
Issued, outstanding and subscribed
59,498,090 and 55,331,420 common shares	59,497	55,331
Additional paid in capital	65,364,250	56,706,041
Common stock purchase warrants	977,973	8,515,348
Deficit	(61,486,620)	(61,335,708)

TOTAL STOCKHOLDERS' EQUITY	4,915,100	3,941,012

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,064,712	$5,205,904

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Revenue	$235,142	$135,892	$521,451	$207,445

Expenses

Operating expenses
General and administrative	294,281	79,915	669,482	198,909

Total operating expenses	294,281	79,915	669,482	198,909

Net (loss) income before minority interest	(59,139)	55,977	(148,031)	8,536

Minority interest	(711)	(1,466)	(2,881)	(3,193)

Net (loss) income for the period	$(59,850)	$54,511	$(150,912)	$5,343

Basic and diluted (loss) income per share	$(0.01)	$0.01	$(0.01)	$0.01

Weighted average shares outstanding	59,311,496	48,571,965	58,805,415	41,554,834

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 and 2004
UNAUDITED

	Common Shares Issued		Additional	Common Stock	Common Shares Subscribed		Accumulated Other
	Number of		Paid in	Purchase	Number of		Comprehensive
	Shares	Amount	Capital	Warrants	Shares	Amount	Income (Loss)	Total
Balance, January 1, 2004	28,713,630	$28,714	$54,021,239	$8,016,124	-	$-	$(61,342,202)	$723,875

Units issued for cash	17,166,667	17,167	1,398,458	471,875	-	-	-	1,887,500
Units issued for debt	2,691,667	2,692	145,432	49,376	-	-	-	197,500
Finders fees	-	-	(128,750)	-	-	-	-	(128,750)
Shares subscribed	-	-	-	-	1,896,956	379,392	-	379,392
Common stock purchase warrants, expired	-	-	360,000	(360,000)	-	-	-	-
Net income for the nine month period ended,
September 30, 2004	-	-	-	-	-	-	5,343	5,343

Balance September 30, 2004	48,571,964	48,573	55,796,379	8,177,375	1,896,956	379,392	(61,336,859)	3,064,860

Units issued for cash	6,271,956	6,271	934,524	313,598	-	-	-	1,254,393
Units issued for debt	487,500	487	72,638	24,375	-	-	-	97,500
Finders fees	-	-	(97,500)	-	-	-	-	(97,500)
Shares Subscribed	-	-	-	-	(1,896,956)	(379,392)	-	(379,392)
Net income for the three month period ended,
December 31, 2004	-	-	-	-	-	-	1,151	1,151

Balance December 31, 2004	55,331,420	55,331	56,706,041	8,515,348	-	-	(61,335,708)	3,941,012

Units issued for cash	3,333,336	3,333	746,667	250,000	-	-	-	1,000,000
Units issued for debt	333,334	333	74,667	25,000	-	-	-	100,000
Warrants exercised for cash	500,000	500	124,500	-	-	-	-	125,000
Finders fees	-	-	(100,000)	-	-	-	-	(100,000)
Common stock purchase warrants, exercised	-	-	18,750	(18,750)	-	-	-	-
Common stock purchase warrants, expired	-	-	7,793,625	(7,793,625)	-	-	-	-
Net income for the nine month period ended,
September 30, 2005	-	-	-	-	-	-	(150,912)	(150,912)

Balance September 30, 2005	59,498,090	$59,497	$65,364,250	$977,973	-	$-	$(61,486,620)	$4,915,100

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Month Periods Ended September 30,
	2005	2004

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES

Net (loss) income for the period	$(150,912)	$5,343

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depletion, oil and gas	64,953	-
Minority interest	2,881	3,193

	(83,078)	8,536
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(27,380)	6,028
Increase in prepaid expenses	(2,247)	(522,180)
Decrease in amount due from related party	116,594	-
Decrease in accounts payable and accrued liabilities	(253,469)	(223,436)
Increase (decrease) in amounts due to related parties	135,308	(5,605)

NET CASH USED IN OPERATING ACTIVITIES	(114,272)	(736,657)

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash spent on oil and gas properties	(1,222,283)	(1,465,392)

NET CASH USED IN INVESTING ACTIVITIES	(1,222,283)	(1,465,392)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Proceeds from issuance of units for cash	1,000,000	1,887,500
Proceeds from warrants exercised for cash	125,000	-
Proceeds from units subscribed for cash	-	379,392

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,125,000	2,266,892

Net (decrease) increase in cash and cash equivalents	(211,555)	64,843

Cash at the beginning of the period	230,848	2,318

CASH AT THE END OF THE PERIOD	$19,293	$67,161

Supplemental cash information:

Cash paid during the period for:
Interest	$-	$-

Non-cash Transactions:
Issuance of common stock purchase warrants	$275,000	$521,251
Expiry of common stock purchase warrants	$7,793,625	$360,000
Issuance of units to an officer in payment of finders fees	$100,000	$128,750
Issuance of units in settlement of debt	$-	$32,405
Issuance of units in settlement of amounts due to related parties	$-	$36,346

The accompanying notes are an integral part of these consolidated financial statements.
Page - 6

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2005

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

Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004 included in the Company’s annual report on Form 10-KSB.

Page - 7

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2005

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

Accounts Receivable
Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At September 30, 2005 and December 31, 2004, all of the trade accounts receivable were considered collectable.

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

Depletion of exploration and development costs is computed using the units of production method based upon estimated proven oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. The properties are reviewed periodically for impairment. Total well costs are transferred to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Page - 8

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2005

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

Stock-based Compensation
The Company accounts for its stock-based compensation using Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost has been recognized for these options. Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to outside consultants. Had compensation expense for the options granted to employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net loss and net loss per share for the three and nine months ended September 30, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net (loss) income attributable to common shareholders:
As reported	$(59,850)	$54,511	$(150,912)	$5,343
Stock based employee compensation determined under the fair value based method	-	-	-	-
Pro forma	$(59,850)	$54,511	$(150,912)	$5,343
Net income(loss) per common share:

As reported	$(0.01)	$0.01	$(0.01)	$0.01
Pro forma	$(0.01)	$0.01	$(0.01)	$0.01

Page - 9

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2005

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

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for the Company, for the quarter commencing July 1, 2005. SFAS 123(R) permits companies to adopt its requirements using either a “modified prospective” method or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but it also permits entities to restate financial statements of previous periods, either for all periods presented or to the beginning of the fiscal year in which the statement is adopted, based on previous pro forma disclosures made in accordance with SFAS 123. On July 1, 2005, the Company adopted the modified prospective method. The adoption of SFAS 123(R) did not have a material effect on the Company’s financial condition or results of operations.

NOTE 3 - OIL AND GAS PROPERTIES

The Company has a 25% interest in 116,508 gross acres (17,365 net acres) in the Uinta Basin region in Utah, 108,890 gross acres (17, 507 net acres) in the Greater Green River Basin of Wyoming and 3,315 gross acres (828 net acres) in Kern County and San Luis Obispo County in California and a 50% interest in 51,194 gross acres (8,865 net acres) in Edwards County in Texas.

The following table presents information regarding the Company’s costs incurred in the purchase of proved and unproved properties, in exploration and development activities and charges for depletion:

	September 30, 2005	December 31, 2004

Property acquisition costs:
Unproved	$3,666,307	$2,832,860
Proved	62,526	-
Exploration and development expenditures	2,293,872	1,967,562
Depletion	(64,953)	-

Total	$5,957,752	$4,800,422

Page - 10

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2005

NOTE 3 - OIL AND GAS PROPERTIES, continued

At September 30, 2005 and December 31, 2004, the Company’s proved and unproved oil and gas properties consisted of leasehold interests and exploration and development costs related to their interests in Texas, Utah, Wyoming and California. At September 30, 2005 and December 31, 2004, the Company’s oil and gas properties were valued as follows:

	September 30, 2005	December 31, 2004
Proved and Unproved Properties

Property acquisition costs:
Utah	$3,665,865	$2,832,560
Wyoming	62,768	100
California	100	100
Texas	100	100

Exploration & development costs:
Utah	2,285,372	1,967,562
Wyoming	8,499	-
California	-	-
Texas	-	-

Depletion	(64,953)	-
	$5,957,752	$4,800,422

The Company’s proven and unproven properties are evaluated periodically for the possibility of potential impairment. During the period ended September 30, 2005 and the year ended December 31, 2004, no impairment charges were recorded against the Utah, Texas, California or Wyoming properties.

NOTE 4 - RELATED PARTY TRANSACTIONS

At September 30, 2005 and December 31, 2004, the Company was indebted a director in the amount of $123,463.

At September 30, 2005 and December 31, 2004, the Company was indebted a director in the amount of $12,000.

During the nine months ended September 30, 2005 and 2004, the Company had paid or accrued $147,163 and $nil in administrative fees to a company controlled by an officer. At September 30, 2005 the Company was indebted to this related company in the amount of $51,690.

During the nine months ended September 30, 2005 and 2004, the Company had paid or accrued $64,000 and $nil in administrative fees to a director. At September 30, 2005 and December 31, 2004, the Company was indebted to this director in the amounts of $72,956 and $6,998.

During the nine months ended September 30, 2005 and 2004, the Company had paid or accrued $56,000 and $nil in administrative fees to a company controlled by a director. At September 30, 2005, the Company was indebted to this related company in the amount of $14,000.

During the nine months ended September 30, 2005 and 2004, the Company had paid or accrued $40,000 and $nil in administrative fees to the wife of a director. At September 30, 2005, the Company was indebted to this related person in the amount of $10,000.

Page - 11

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2005

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

At September 30, 2005 and December 31, 2004, the Company had $18,702 and $33,270 in accounts payable to other directors, officers or companies controlled by directors or officers.

During the nine months ended September 30, 2005, a director of the Company received 333,334 units in payment of finders’ fees totalling $100,000. During the nine months ended September 30, 2004, this same director received 1,804,167 and 519,020 units in payment of $226,250 in finder’s fees and $25,981 in debt. (Note 5)

At September 30, 2005 the Company was indebted to a limited partnership controlled by relatives of two directors of the Company in the amount of $1,230. At December 31, 2004, the Company had $116,594 in accounts receivable from this same limited partnership.

During the nine months ended September 30, 2005, a director of the Company received 500,000 common shares of the Company upon the exercise of a total of 500,000 share purchase warrants at $0.25 per warrant and payment of $125,000 in cash. (Notes 5 and 7)

NOTE 5 - COMMON STOCK

On January 18, 2005, the Company issued a total of 2,166,668 units at $0.30 per unit by way of a private placement for cash of $650,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 18, 2007. The fair value of the warrants was estimated to be $162,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On January 18, 2005, the Company issued, to a director of the Company, a total of 216,667 units at $0.30 per unit for finders’ fees of $65,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 18, 2007. The fair value of the warrants was estimated to be $16,250 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On January 24, 2005, the Company issued a total of 1,000,000 units at $0.30 per unit by way of a private placement for cash of $300,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 27, 2007. The fair value of the warrants was estimated to be $75,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On January 24, 2005, the Company issued, to a director of the Company, a total of 100,000 units at $0.30 per unit for finders’ fees of $30,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 24, 2007. The fair value of the warrants was estimated to be $7,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On February 7, 2005, the Company issued a total of 133,334 units at $0.30 per unit by way of a private placement for cash of $40,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on February 7, 2007. The fair value of the warrants was estimated to be $10,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On July 7, 2005, the Company issued a total of 33,334 units at $0.30 per unit by way of a private placement for cash of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on July 7, 2007. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

Page - 12

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2005

NOTE 5 - COMMON STOCK, continued

On July 7, 2005, the Company issued, to a director of the Company, a total of 16,667 units at $0.30 per unit for finders’ fees of $5,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on July 7, 2007. The fair value of the warrants was estimated to be $1,250 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

During the nine months ended September 30, 2005, a director of the Company received 500,000 common shares of the Company upon the exercise of a total of 500,000 share purchase warrants at $0.25 per warrant and payment of $125,000 in cash. (Notes 4 and 7)

NOTE 6 - STOCKHOLDER RIGHTS PLAN

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

At September 30, 2005 and December 31, 2004, the Company had reserved 297,490,450 and 276,657,100 shares for the exercise of these rights for the issued and outstanding shares and 101,822,300 and 147,624,025 for the potential exercise of outstanding options and warrants.

NOTE 7 - STOCK OPTIONS AND WARRANTS

 During the nine months ended September 30, 2005 and 2004, 3,666,670 and 19,858,334 share purchase warrants were issued and 12,327,015 and 100,000 share purchase warrants expired. (Note 5)

During the nine months ended September 30, 2005, a director of the Company received 500,000 common shares of the Company upon the exercise of a total of 500,000 share purchase warrants at $0.25 per warrant and payment of $125,000 in cash. (Notes 4 and 5)

During the nine months ended September 30, 2005 and 2004 no options were issued or cancelled.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

During the nine month period ended September 30, 2005, the Company has been focusing on developing its oil and gas business. As such, the Company has accumulated a deficit of approximately $61 million to date and additional financing will be required by the Company to support development of its oil and gas properties until such time as the Company achieves positive cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Page - 13

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2005

NOTE 8 - COMMITMENTS AND CONTINGENCIES, continued

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

We did not consent to the drilling of twenty wells proposed by Gasco. As a result of our non-consent, Gasco has drilled (or will drill in the case of the most recent three) the wells bearing 100% of the costs and is entitled to all of the revenue generated from the sale of oil and gas until they have recovered 300% of their drilling costs, 150% of the costs of newly acquired equipment in the well, and 100% of the operating costs and the costs of any newly acquired surface equipment beyond the wellhead connections, at which time we are entitled to our percentage of the revenue. The average costs of these non-consent wells is approximately $3.5 million, so we do not expect to see any revenue from them for some time, if ever. We have not, however, forfeited any leasehold interests and can participate in future drilling that is proposed for other locations on the same leases.

Financial Condition
We had a net loss of $150,912 during the nine months ended September 30, 2005. As of September 30, 2005, we had a cash balance of $19,293, trade accounts receivable of $84,182 and prepaid expenses of $3,485. When these current assets are offset against our current obligations of $772,689 in accounts payable and accrued liabilities and $304,041 in amounts due to related parties, we are left with a working capital deficit of $969,770 at September 30, 2005.

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

Page - 15

Related-Party Transactions
Included in the $304,041 that is due to related parties at September 30, 2005, is $135,463 in directors’ fees that were accrued during 2002 and 2003, $139,690 in administrative fees accrued during the nine months ended September 30, 2005, and $28,888 that directors and officers or companies controlled by directors and officers paid to creditors on our behalf. None of the amounts due to related parties bear interest or have any fixed terms of repayment.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004.

Overall Results of Operations
For the three months ended September 30, 2005, we had a net loss of $59,850, or $(0.01) per share, which was an increase of $114,361 from our net income of $54,511 or $0.01 per share for the three months ended September 30, 2004. The increase in net loss for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was primarily due to increases in our administrative costs and depletion and increases in our investing and financing activities during the third quarter of 2005.

For the nine months ended September 30, 2005, we had a net loss of $150,912, or $(0.01) per share, which was an increase of $156,255 from our net income of $5,343 or $0.01 per share for the nine months ended September 30, 2004. The increase in net loss for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily due to increases in our administrative, management, professional and regulatory costs, increased depletion and increases in our investing and financing activities during the nine month period ended September 30, 2005.

Revenue
Total revenue for the three months ended September 30, 2005 was $235,142 compared to $135,892 for the three months ended September 30, 2004. The $99,250 increase in revenue during the third quarter of 2005 was due to an increase in the number of and production from our Utah wells.

Total revenue for the nine months ended September 30, 2005 was $521,451 compared to $207,445 for the nine months ended September 30, 2004. The $314,006 increase in revenue during the first nine months of 2005 was due to an increase in the number of and production from our Utah wells.

Operating Expenses
Total operating expenses increased to $294,281 for the three months ended September 30, 2005, from $79,915 for the three months ended September 30, 2004, due to increases in administrative costs ($97,020), professional fees ($94,370), depletion ($23,609), and advertising and promotion ($230). These amounts were offset by a decrease in office expenses ($863).

Total operating expenses increased to $669,482 for the nine months ended September 30, 2005, from $198,909 for the nine months ended September 30, 2004, due to increases in administrative costs ($259,478), professional fees ($184,958) and depletion ($64,953). These amounts were offset by decreases in office expenses ($5,335), bank charges and interest ($4,377), advertising and promotion ($26,520) and telephone ($2,584).

Our administrative and professional fees increased due to the increase in our investing activities and the work required to meet our reporting obligations. We expect our administrative fees to increase during the next nine months as our investing and financing activities increase.

Off-Balance-Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We do not have any non-consolidated, special-purpose entities.

Liquidity and Capital Resources
As of September 30, 2005, we had a cash balance of $19,293 and negative cash flows from operations of $114,272 for the period then ended. During the nine months ended September 30, 2005, we funded our operations through revenue from our oil and gas properties of $521,451, the private placement of 3,333,336 units for which we received cash of $1,000,000 and the exercise of 500,000 warrants from which we received cash of $125,500. In return for arranging the private placements, we issued 333,334 units to an officer to pay finder’s fees of $100,000. Each unit consists of one common share and one common share purchase warrant.

Page - 16

The notes to our consolidated financial statements as of September 30, 2005, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $61,486,620. As of September 30, 2005, we had $1,076,730 in current liabilities and we cannot assure that we will succeed in developing our business and achieving a profitable level of operations sufficient to meet our ongoing cash needs. We have, however, successfully generated sufficient working capital and liquidity through oil and gas revenues and the private placement of our shares until the date of this filing, and believe that we can continue to do so for the next twelve months.

Below is a discussion of our sources and uses of funds for the nine months ended September 30, 2005.

Net Cash Used In Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2005 was $114,272, primarily the result of a net loss ($150,912), an increase in trade accounts receivable ($27,380), an increase in prepaid expenses ($2,247), a decrease in accounts payable and accrued liabilities ($253,469), all offset by a decrease in the amount due from related parties ($116,594), an increase in amounts due to related parties ($135,308), depletion ($64,953), and an adjustment to minority interest ($2,881).

Net Cash Provided By Financing Activities
We issued 3,333,336 units, for $1,000,000 cash and 500,000 warrants were exercised for $125,000 in cash during the nine months ended September 30, 2005.

Net Cash Used In Investing Activities
During the nine months ended September 30, 2005, we invested $1,222,283 in our oil and gas properties.

Contingencies and Commitments
We had no contingencies or long-term commitments at September 30, 2005, except for the Transworld litigation which is disclosed in the commitments and contingencies section of the notes to our consolidated financial statements appearing elsewhere in this report.

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

Our financial statements are based on a number of significant estimates, including oil and gas reserve quantities, which is the basis for the calculation of depletion and impairment of oil and gas properties.

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

Page - 17

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

Contractual Obligations

We did not have any contractual obligations at September 30, 2005.

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

Page - 18

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

Page - 19

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

July 2005 - Exercise of Warrants

On July 29, 2005, Brek issued 400,000 shares of common stock to Rick Jeffs, the president of Brek for the exercise of warrants at an exercise price of $0.25 per warrant. Brek received $100,000 for the exercise of these warrants. These warrants were issued as part of the May 3, 2004 offering at $0.15 per unit.

September 2005 - Exercise of Warrants

On September 28, 2005, Brek issued 100,000 shares of common stock to Rick Jeffs, the president of Brek for the exercise of warrants at an exercise price of $0.25 per warrant. Brek received $25,000 for the exercise of these warrants. These warrants were issued as part of the May 3, 2004 offering at $0.15 per unit.

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

On July 29, 2005, Brek issued 400,000 shares of common stock to Rick Jeffs, the president of Brek for the exercise of warrants at an exercise price of $0.25 per warrant. See “Item 2 - Recent Sale of Unregistered Securities” above for more details.

Page - 20

On September 28, 2005, Brek issued 100,000 shares of common stock to Rick Jeffs, the president of Brek for the exercise of warrants at an exercise price of $0.25 per warrant. See “Item 2 - Recent Sale of Unregistered Securities” above for more details.

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

Filed
21	List of Subsidiaries, filed as an attached exhibit to Brek’s Form 10-KSB (2002 - Annual Report) filed on November 21, 2005, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics filed as an Exhibit to Brek’s Form 10-KSB filed as an attached exhibit to Brek’s Form 10-KSB (Annual Report) filed on November 21, 2005, and incorporated herein by reference.	Filed

Page - 21

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Brek Energy Corporation has caused this report to be signed on its behalf by the undersigned duly authorized person.

BREK ENERGY CORPORATION

By: /s/ Richard N. Jeffs
Name:  Richard N. Jeffs
Title: Director and CEO and CFO
Dated: November 17, 2005

Page - 22

Exhibit 31

Page - 23

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

Page - 25

Exhibit 32

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, President and Chief Executive Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, Chief Financial Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

November 18, 2005

Page - 28