Form 10KSB
period 2005-12-31
BREK ENERGY CORP
filed 2006-04-04
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ___________

Commission file number  000-27753

BREK ENERGY CORPORATION
(Name of Small Business Issuer in its charter)

Incorporated in the State of Nevada	98-0206979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Third Floor, 346 Kensington High Street, London, UK	W14 8NS
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 011-44-0776-420-0334.

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

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

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ]  Yes [ X ] No

State issuer’s revenues for its most recent fiscal year.  $764,802

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $24,670,287 as of March 29, 2006 ($0.525 average X 46,991,023)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 29, 2006
shares of common stock - $0.001 par value	61,098,090

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

Brek Energy Corporation is a Nevada corporation in the oil and gas business. When used in this report, the terms “we,” “us,” “our,” and the “Company” mean Brek Energy and its subsidiaries.

We were in the business of developing electronic payment processing systems from our inception until July 2001 when we acquired shares in Gasco Energy, Inc., an oil and gas exploration company. In 2002, we acquired a 51.53% interest in Vallenar Energy Corp., an oil and gas exploration company with properties in Texas; we exchanged our shares in Gasco for a leasehold interest in 25% of Gasco’s undeveloped properties in Utah, Wyoming and California; and we sold our electronic payment processing subsidiary. Since then, we have focused on the development of our natural gas and oil properties. See “Business of Brek” and “Management’s Discussion and Analysis or Plan of Operations” below for more information.

We have an authorized capital of 300,000,000 shares of common stock with a par value of $0.001 of which 61,098,090 shares are issued and outstanding.

Neither Brek nor any of its subsidiaries have been involved in any bankruptcy, receivership or similar proceedings. We have undergone no material reclassifications, mergers, consolidations or purchases or sales of significant assets not in the ordinary course of business.

(b)	Business of Brek

We are a natural gas and petroleum exploitation, development, and production company engaged in the acquisition, operation and development of unconventional hydrocarbon prospects, primarily in the Rocky Mountain region. Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly; and the development and exploitation of the properties subject to these leases. We are focussed on drilling efforts in the Riverbend Project located in the Unita Basin of northeastern Utah, targeting the Wasatch, Mesaverde and Blackhawk formations. See “Item 2. Description of Property” below for more information.

We own a majority of the issued shares of Vallenar Energy Corp., an oil and gas company with a strategy of structuring and developing an economically viable enhanced oil recovery project in Texas. See “Item 2. Description of Property” below for more information.

We are in the early stages of development and have insufficient operating history on which to base an evaluation of our business and prospects. Any evaluation must be made in light of the risks frequently encountered by companies in their early stages of development, particularly for companies in high risk sectors such as natural gas and oil.

Products and Services

The discovery of natural gas or oil and the ability to produce either one in commercial quantities is very speculative. Even assuming that we obtain the necessary financing for drilling, if we or our operator do not discover and produce commercial quantities of natural gas or oil, we will not have any products or services to offer and our business could fail. The principal uses for natural gas and oil are heating, manufacturing, power, and transportation.

Natural gas is gathered through connections between our natural gas wells and the pipeline transmission system. Natural gas sales are by contract, and through our operator, we enter into contracts with a natural gas company that purchases most of the natural gas produced in the area. Natural gas purchasers pay well operators 100% of the sale proceeds of natural gas on or about the 25th of each month for sales two prior months. The operator is responsible for all distributions to the working interest and royalty owners. There is no standard price for natural gas and prices fluctuate with the seasons and the general market conditions. See Exhibit 10.7 - Natural Gas Purchase Agreement for more details.

Our primary product is natural gas, but we also produce condensate (oil). During the fiscal year ended December 31, 2005, we produced 91,983 Mcf of natural gas and 948.61 Bbl of oil. We sell our product to purchasers in the geographic area of the properties. Natural gas, after processing, is distributed through pipelines. We recognize revenue from the sale of natural gas when it reaches the customer’s point of purchase in the gas transmission system. The amount we recognize for each well is based on the percentage of our net revenue interest in the well, and the remainder is allocated to other persons holding a net revenue interest.

Page - 3

Market

We derive our revenue principally from the sale of natural gas. As a result, our revenues are determined, to a large degree, by prevailing natural gas prices. We sell the majority of our natural gas on the open market at prevailing market prices. The market price for natural gas is dictated by supply and demand, and we cannot accurately predict or control the price we receive for our natural gas. See Exhibit 10.7 - Natural Gas Purchase Agreement for more details.

The market for natural gas and oil production is regulated by both state and federal governments. The overall market is mature and, with the exception of natural gas, all producers in a producing region receive the same price.

The availability of a ready market for any natural gas or oil that we produce depends on numerous factors beyond our control, including, but not limited to, the extent of domestic production and imports of oil, the proximity and capacity of natural gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of natural gas and oil production, and federal regulation of natural gas sold in interstate commerce. Natural gas and oil that we or our operators produce in Utah is sold to various purchasers who service the areas where our wells are located. During the fiscal year ended December 31, 2005, our wells were not subject to any agreements that would prevent us from either selling our production on the spot market or committing such gas to a long-term contract; however, we can give no assurance that we will continue to have ready access to suitable markets for our future natural gas and oil production.

The marketability of our natural gas has not posed a problem for us. Natural gas can be easily sold wherever it is produced in the states in which we operate, subject to the availability and cost of transportation. However, the natural gas produced by us can be difficult to sell since transportation requires a pipeline. Where we are pursuing new drilling activity for natural gas, other companies have been delayed up to a year because of the unavailability of a pipeline. We cannot assure that natural gas wells that we drill can be placed on line within a year after the well is drilled and completed.

Distribution Methods of Products and Services

Natural gas is delivered to the purchaser via gathering lines into the main gas transmission line or pipeline. See Exhibit 10.7 - Natural Gas Purchase Agreement for more details.

We believe that we can sell our products to any number of purchasers in the area of our properties, but we cannot assure that we will be able to make such sales or that, if we do, the purchaser will pay us a price that is sufficient to make our operations profitable.

Competition

Our natural gas and oil exploration activities take place in a highly competitive and speculative business atmosphere. In seeking suitable natural gas and oil properties for acquisition, we compete with a number of other companies operating in our areas of interest, including large oil and gas companies and other independent operators with greater financial resources. We do not believe that our competitive position in the natural gas and oil industry will be significant.

Competition in the natural gas and oil exploration industry also exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for transporting the product. We are relatively small compared to other natural gas and oil exploration companies and may have difficulty acquiring additional acreage or projects, and may have difficulty arranging for the transportation of product if we are successful in our exploration efforts.

The natural gas industry is very competitive, particularly with respect to the acquisition of drilling rigs and natural gas exploration services from independent contractors. We anticipate a tight market for obtaining drilling rigs and services, and the manpower to run them. The current high level of drilling activity in our areas of exploration may have a significant adverse impact on the timing and profitability of our operations. In addition, Gasco Energy, Inc., the operator on the properties, will be required to obtain drilling permits for its wells, and there is no assurance that such permits will be available in a timely manner or at all.

The price of natural gas is affected by continuous shifts in supply and demand and is controlled by domestic and world markets. Natural gas is becoming the preferred source of energy over other fossil fuels because it is an environmentally friendlier source of energy. The demand for natural gas is increasing and whether or not there will be an adequate supply is very uncertain. Numerous well-established companies are focusing significant resources on exploration. These companies may be able to compete more effectively than us. Due to these factors, we expect competition to intensify in the natural gas industry in general and for the acquisition of drilling rigs and natural gas exploration services from independent contractors.

Page - 4

Government Controls and Regulations

We, or a venture in which we participate, will be required to obtain local government and other permits for drilling oil or gas wells.

We and our operators are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations could require that we obtain permits before we begin drilling, could limit or prohibit our operations on environmentally sensitive lands such as wetlands or wilderness areas, could result in our having to make capital expenditures to limit or prevent emissions or discharges, and could place restrictions on our management of wastes. Our failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctive relief. Any changes in environmental laws and regulations that result in more stringent and costly waste handling, disposal or cleanup requirements could have a material adverse effect on our operations. While we believe that we and our operators are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements would not materially affect us, we cannot assure that this trend will continue.

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

We may also incur liability under the Resource Conservation and Recovery Act, also known as “RCRA”, which imposes requirements relating to the management and disposal of solid and hazardous wastes. While there exists an exclusion from the definition of hazardous wastes for “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy”, we could, in the course of our operations, generate ordinary industrial wastes, including paint wastes, waste solvents, and waste compressor oils that are regulated as hazardous waste.

We own or lease, and have in the past owned or leased, through our operators, properties that for a number of years have been used for the exploration and production of natural gas and oil. Although we and our operators have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. Some of these properties may have been operated by third parties whose disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed on them may be subject to CERCLA, RCRA, and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial operations to prevent future contamination.

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

The Clean Air Act, as amended (the “CAA”), restricts the emission of air pollutants from many sources, including natural gas and oil operations. The CAA could require that we obtain permits before we begin work on new facilities, and could require that we incur capital costs in order to maintain our existing facilities in compliance. More stringent regulations governing emissions of toxic air pollutants are being developed by the EPA. These could increase our compliance costs for some facilities.

Under the National Environmental Policy Act (the “NEPA”), a federal agency, in conjunction with a permit holder, may be required to prepare an environmental assessment or a detailed environmental impact statement, also known as an “EIS”, before it issues a permit for work that could significantly affect the quality of the environment. We or our operators are negotiating with the U.S. Bureau of Land Management or “BLM” about the preparation of an EIS in connection with certain proposed exploration and production operations in the Uinta Basin of Utah. We expect that the EIS will take approximately 18 to 24 months to complete. Until the BLM completes and issues the EIS, the number of natural gas and oil wells that we or our operator can drill in the areas of the EIS review is limited. While we do not expect that the EIS process will result in a significant curtailment in future natural gas and oil production from this particular area, we can provide no assurance regarding the outcome of the EIS process.

Page - 5

We comply with the foregoing legislation and will use our best efforts to continue to comply with the legislation. We believe that compliance with the foregoing legislation will not adversely affect our business operations in the future or our competitive position.

Effect of Existing or Probable Governmental Regulations on Brek’s Business

Our business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time, including various laws and regulations of the United States, the State of Utah, the State of Wyoming, the State of California, the State of Texas, and the municipalities in which it operates that govern the exploration, development and production of natural gas and oil. We will have to abide and follow the procedures established by the entities in those jurisdictions. For instance, the Texas Railroad Commission determines all procedures and regulations that concern oil and natural gas exploration and production activities in the State of Texas. We are unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective. Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by us.

Dependence on One or a Few Major Customers

We do not independently market our production: we depend entirely upon the operators of our wells to market and sell all of our production. As we do not yet rely upon the revenue from our production, an operator’s refusal to market and sell the production on our behalf would not have a material adverse affect on our business, except to the extent that we do not have storage facilities and would be obligated to take delivery of our production. We do not believe that any of our operators are likely to refuse to market and sell our production.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

We do not own any patents or trade marks and are not a party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trade marks.

Our web site is copyrighted upon loading. www.brekenergy.com is our registered domain name. We will seek further trademark protection for any associated domain names.

Estimate of Research and Development Costs

We did not perform any research activities in the past two fiscal years ended 2005 and 2004. We spent $310,875 and $1,661,077 on exploration and development activities during the two fiscal years ended 2005 and 2004 respectively. We did not spend any funds on geological and economical evaluations of our properties during the same time period, with the exception of $38,331 and $39,457 that we spent on reserves studies at December 31, 2005 and 2004.

Number of Total Employees and Number of Full-Time Employees

As of December 31, 2005 we had no employees.

RISK FACTORS

We are in the early stages of development and an investment in our business involves a high degree of risk. You should consider each of the following risk factors and the other information in this annual report, including our consolidated financial statements and the related notes, in evaluating our business and prospects. The risks and uncertainties described below are not the only ones that impact on our business. Other risks and uncertainties not now known to us or that we consider immaterial today could also impair our business operations. If any of the following risks actually occurs, our business and financial results could be harmed. In that case, the trading price of our shares of common stock could decline.

Page - 6

Risks associated with our business and properties:

1.  We are in the early stages of development and may not be able to continue as a going concern or be able to raise additional financing.

We have a working capital deficiency. This factor raises substantial doubt about our ability to continue as a going concern. These consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have never paid any dividends. We are unlikely to pay dividends in the immediate or foreseeable future. We cannot guarantee that we will be able to raise any equity financing. We have a working capital deficit of $1,030,487 and have accumulated losses of $61,592,913 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern.

These factors are not viewed favorably by analysts or investors and could make it more difficult for us to raise additional equity or debt financing needed to run our business. We urge potential investors to review this report before making a decision to invest in Brek.

2.  We have a limited operating history.

We have a limited operating history upon which you can evaluate our future success or failure. You should be aware of the difficulties normally encountered by new natural gas exploration companies similarly situated and the high rate of failure of such enterprises. Many of these risks and uncertainties are described in more detail elsewhere in this “Risk Factors” section. You must consider the likelihood of our success in light of the problems, expenses, difficulties, complications and delays encountered in connection with our planned exploration of our properties. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. You should consider that the likelihood of our future success is highly speculative in view of our limited operating history and the complications frequently encountered by companies in the early stages of their development. Any problems, additional costs, difficulties, complications or delays that we realize in connection with our exploration activities will have a material adverse effect on our business operations, results of operations and financial condition, and as a result, our business could be suspended or fail.

We have limited financial resources to support us. Our accumulated net losses since inception on September 16, 1998, are $61,592,913. For the 12 months ended December 31, 2005, operating expenses increased by $665,192. We expect to incur approximately $16,000 per month in operating losses over the next 18 months, primarily due to expenses associated with the natural gas and oil exploration programs proposed for our properties. See “Management Discussion and Analysis” on page 24 for more details.

We cannot guaranty that we will be successful in generating revenues in the future or that we will be able to raise any working capital for operating funds. Our failure to generate sufficient revenues or raise any financing could cause us to suspend or cease operations.

Our ability to maintain profitability and positive cash flow is dependent upon our ability to generate revenues from our planned business operations and to control our operating costs. If we do not generate revenues or complete an equity or debt financing, we will run out of operating funds within nine months.

3.  We have limited control over activities on properties that we do not operate, and depend on Gasco Energy, Inc. to manage, drill and operate the wells, which could negatively impact on the exploration and development of our properties and on our business operations.

Substantially all of our business operations are conducted through operating agreements under which we own partial interests in natural gas and oil properties. If we do not operate the properties in which we own an interest, we do not have control over normal operating procedures, expenditures or future development of underlying properties. The failure of an operator of our wells to adequately perform operations, or an operator’s breach of the applicable agreements, could reduce our production and revenues and have a negative impact on our business operations. The success and timing of our drilling and development activities on properties operated by others therefore depends upon a number of factors outside of our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, inclusion of other participants in drilling wells, and use of technology. Because we do not have a majority interest in most wells, we may not be in a position to remove the operator in the event of poor performance.

Page - 7

4.  Our partners and third party operators could suffer financial hardship, which could negatively impact on the exploration and development of our properties.

Liquidity and cash flow problems encountered by our partners or the co-owners of our properties may prevent or delay the drilling of a well or the development of a project. Our partners and working interest co-owners may be unwilling or unable to pay their share of the costs of projects as they become due. In the case of a farm-out partner, we would have to find a new farm-out partner or obtain alternative funding in order to complete the exploration and development of the prospects subject to the farm-out agreement. In the case of a working interest owner, we could be required to pay the working interest owner’s share of the project costs. We cannot assure you that we would be able to obtain the capital necessary to fund either of these contingencies or that we would be able to find a new farm-out partner.

5.  Our estimated reserves are based on many assumptions, which may be inaccurate, and any material inaccuracies in the estimated reserve or underlying assumptions will materially affect the quantities and present value of our reserves and negatively impact our business operations.

Estimating accumulations of gas and oil is complex and is inexact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of these technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds.

Actual future production, gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves most likely will vary from our estimates. Any significant variance could materially affect the quantities and present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, and prevailing gas and oil prices. If the estimated reserves are materially inaccurate, this will negatively impact our business operations.

6.  Because our reserves and production are concentrated in a small number of properties, any production problems or significant decrease in reserve estimates related to any property could negatively impact our business operations.

Our current reserves and production primarily come from producing properties in Utah and Wyoming. If mechanical problems, depletion or other events reduced a substantial portion of the production, our cash flows would be adversely affected. If the actual reserves associated with our fields are less than our estimated reserves, our business operations and financial condition could be negatively impacted.

7.  The exploration and development of our oil and gas properties require substantial capital, which we may not be able to obtain, which in turn could lead to a loss of our interest in certain oil & gas properties and a decline in our natural gas and oil reserves.

Our current operating funds are less than necessary to complete our proposed oil & gas exploration programs, and we will need to obtain additional financing in order to complete each of the proposed oil & gas exploration programs. As of December 31, 2005, we had cash in the amount of $58,113. Our natural gas and oil exploration programs call for significant expenses in connection with the exploration of the respective natural gas and oil properties. While we do not need to participate in every well that the operator decides to drill, if we do not participate in the well and pay our portion of the costs of drilling, we will lose some interest in that well. If we decide to participate in every well that is drilled, we will need to raise approximately $1 million for each well that we decide to participate in to maintain our interest in the natural gas and oil properties.

We have relied in the past primarily on the sale of equity capital to fund working capital and the acquisition of our prospects and related leases. Our failure to generate operating cash flow or to obtain additional financing could result in substantial dilution of our property interests, or delay or cause indefinite postponement of further exploration and development of our prospects with the possible loss of our oil & gas properties.

We will require significant additional capital to fund our future activities and to service current and any future indebtedness. In particular, we face uncertainties relating to our ability to generate sufficient cash flows from operations to fund the level of capital expenditures required for our natural gas and oil exploration and production activities and our obligations under various agreements with third parties relating to exploration and development of certain prospects. Our failure to find the financial resources necessary to fund our planned activities and service our debt and other obligations could adversely affect our ability to continue as a going concern.

Page - 8

We can provide no assurance that we will be able to find the required capital. Obtaining additional and acceptable financing is subject to a number of factors, including the market prices for natural gas and oil, investor acceptance of our natural gas and oil properties, and investor sentiment. These factors may make the timing, amount, terms or conditions of the financing unavailable and unacceptable to us. The most likely source of future capital presently available to us is through the sale of equity capital. However, any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternatives for the financing of our proposed natural gas and oil exploration programs would be private loans or the offering by us of an interest in our natural gas and oil properties to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated.

8.  Our ability and the operator’s ability to market and transport the natural gas and oil that is discovered on our properties is essential to our business operations, but is subject to certain requirements.

Several factors beyond our control could adversely affect our ability to market the natural gas and oil that we discover. These factors include the proximity, capacity and availability of natural gas and oil pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production, and environmental protection. We cannot accurately predict the extent of these factors, but any one or a combination of them could affect our inability to sell our natural gas and oil at prices that would result in an adequate return on our invested capital.

All of the natural gas that we produce is transported and delivered via pipelines that are owned and controlled by the operator of the property or by a third party. The pipeline owners have set gas quality requirements for the transportation of gas through their pipelines. These requirements could and most likely would be imposed on all companies delivering gas into their main pipeline. If pipeline owners require companies to meet more strict quality requirements, there is no assurance that we could meet the new requirements in the short term future or secure a substitute facility in order to deliver the gas that is produced. We might have to make significant capital expenditures to meet the new gas quality requirements or transport the gas. In either case, our business operations would be negatively impacted in both time and capital expenditures.

9.  Because substantially all of our producing properties are located in the Rocky Mountains, we are vulnerable to certain risks associated with primarily operating in one geographical area.

All of our production is located in, and all of our future production is anticipated to be located in, the Rocky Mountain Region of the United States. The natural gas prices that we and other companies in the Rocky Mountain region have received and are receiving are at a discount to natural gas prices in other parts of the United States. Factors that can cause price volatility for natural gas and crude oil within this region are:
• the availability of gathering systems with sufficient capacity to handle local production
• seasonal fluctuations in local demand for production
• local and national gas storage capacity
• interstate pipeline capacity
• the availability and cost of gas transportation facilities from the Rocky Mountain region

10.  Our business operations could negatively be impacted if there is a shortage of supplies, equipment and personnel for the exploration and development on our properties.

Our ability to conduct operations in a timely and cost effective manner depends on the availability of supplies, equipment and personnel. The natural gas and oil industry is cyclical and experiences periodic shortages of drilling rigs, supplies and experienced personnel. Shortages can delay operations and materially increase operating and capital costs, which could negatively impact on our business operations and financial position.

11.  Seasonal weather conditions and lease stipulations adversely affect our ability to conduct drilling activities in some of the areas where our properties are located.

Natural gas and oil operations in the Rocky Mountains are adversely affected by seasonal weather conditions and lease stipulations designed to protect various wildlife. In certain areas, including the Uinta Basin, drilling and other natural gas and oil activities can only be conducted during the spring and summer months. This limits us or our operators’ ability to operate in those areas and can intensify competition during those months for drilling rigs, oil field equipment, services, supplies and qualified personnel, which could lead to periodic shortages. These constraints and the resulting shortages or high costs could delay us or our operators’ operations and materially increase our operating and capital costs.

Page - 9

12.  We may suffer losses or incur liability for events that we or the operator of a property have chosen not to insure against.

Although we believe the operator of any property in which we acquire interests will acquire and maintain appropriate insurance coverage in accordance with standard industry practice, we may suffer losses from uninsurable hazards or from hazards that we or the operator have chosen not to insure against because of high premium costs or for other reasons. We could become liable for pollution, fire, explosion, blowouts, cratering and oil spills against which we cannot insure or against which we may elect not to insure. Such events could result in substantial damage to natural gas and oil wells, producing facilities and other property and personal injury. The payment of any such liabilities may have a material adverse effect on our financial position and business operations.

13.  We may incur losses or a reduction in our reserves as a result of title deficiencies in the oil and gas properties we invest in, which could negatively impact our business operations.

If an examination of the title history of a property that we have purchased reveals a natural gas or petroleum lease that has been purchased in error from a person who is not the owner of the mineral interest desired, our interest would be worthless. In such an instance, we would lose the amount paid for the natural gas or petroleum lease, our estimated or proven reserves would decrease, and our business would be negatively impacted.

It is our practice, in acquiring natural gas and petroleum leases, or undivided interests in natural gas and petroleum leases, not to undertake the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease. Rather, we rely upon the judgment of natural gas and petroleum lease brokers or landmen who perform the fieldwork in examining records in the appropriate governmental office before attempting to acquire a lease in a specific mineral interest.

The normal practice of operators in the natural gas and petroleum industry is to obtain, before they begin to drill a well, a preliminary title review of the spacing unit in which they propose to drill the well to ensure there are no obvious deficiencies in title to the well. Frequently, as a result of such examinations, certain work must be done to correct deficiencies in the marketability of the title, and such curative work entails expense. The work might include obtaining affidavits of heirship or causing an estate to be administered.

14.  We may not be able manage growth of our business operations effectively, which could result in a negative impact on our business operations and financial condition.

If we are unable to manage growth effectively, our business, financial condition, and results of operations will be negatively affected. Because of our small size, growth in accordance with our plan of operations, if achieved, will place a significant strain on our financial, technical, operational and management resources. The expansion of our activities and an increase in the number of projects we are evaluating or in which we participate will place additional demands on our financial, technical and management resources. Our systems, procedures or controls may not be adequate to support our business operations and we may not be able to achieve the execution necessary to successfully implement our plan of operations. Our failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of experienced managers, geoscientists and engineers, could have a negative impact on our business, financial condition, and results of operations and our ability to execute our plan of operations.

Risks associated with our industry:

15.  Due to the speculative nature of natural gas exploration, there is substantial risk that we will be unable to locate commercial quantities of natural gas, which in turn will negatively impact our business operations.

The search for commercial quantities of natural gas as a business is extremely risky. The properties may not contain commercially exploitable quantities of natural gas. Our exploration expenditures might not result in the discovery of commercial quantities of natural gas. Problems such as unusual or unexpected formations and other conditions involved in natural gas exploration often result in unsuccessful exploration efforts. We may not be able to discover and produce commercial quantities of natural gas from our properties. If we do not discover and produce commercial quantities of natural gas, we will not have any products or services to offer and our business could fail.

Page - 10

16.  The natural gas and oil markets are volatile markets that have a direct impact on our revenues and profits, and market conditions will affect our ability to continue our operations.

Our revenues, operating results, cash flow and future rate of growth depend upon prevailing prices for natural gas and oil. Historically, natural gas and oil prices and markets have been volatile and not predictable, and they are likely to continue to be volatile in the future. Prices for natural gas and oil are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control, including:
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

Lower natural gas and oil prices could not only decrease our revenues on a per unit basis but could also reduce the amount of natural gas and oil that we can produce economically. A substantial or extended decline in natural gas and oil prices could materially and adversely affect our business operations, financial condition, and ability to finance planned capital expenditures.

17.  Competition in the natural gas and oil industry is intense and we may not be able to compete effectively with our competitors.

Our ability to acquire additional natural gas and oil properties and develop new and existing properties in the future depends on our ability to conduct operations, to evaluate and select suitable properties, to attract qualified personnel, and to consummate transactions in this intensely competitive environment. We compete with other natural gas and oil companies and other independent operators possessing greater financial resources and technical facilities than we have in seeking to acquire natural gas and oil properties and recruit and retain qualified personnel. There is significant competition for the limited number of natural gas and oil opportunities and, as a result, we may be unable to acquire an interest in attractive natural gas and oil exploration properties on terms we consider acceptable on a continuing basis. We also compete for the equipment and labor required to operate and develop natural gas and oil properties. We do not believe that we have a competitive advantage in the natural gas and oil industry at this time.

Larger competitors may be able to absorb the burden of changes in federal, state and local laws and regulations more easily than we can, which could adversely affect our competitive position. These competitors might be able to pay more for natural gas and oil properties and be more able to define, evaluate, bid for and acquire a greater number of properties than we can. Some of our competitors have been operating in the natural gas and oil industry for longer than we have and have been able to operate through industry cycles.

18.  We are subject to complex laws and regulations, including environmental regulations, which could negatively impact our business operations and financial condition.

The development, production and sale of natural gas and oil in the United States are highly regulated. We could be required to spend a lot to comply with environmental and other governmental regulations. Matters subject to regulation include:
• the location and density of wells
• the handling of drilling fluids and obtaining discharge permits for drilling operations
• emissions into the environment
• accounting for and paying royalties on production from state, federal and Indian lands
• bonds for ownership, development and production of natural gas and oil properties
• the transportation of natural gas and oil
• the storage and disposition of hazardous waste
• the operation of wells and reports concerning operations
• taxation

Page - 11

Under the various complex laws and regulations, we could be liable for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with these laws and regulations could result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. These laws and regulations could change in ways that substantially increase our costs. Any of these liabilities, penalties, suspensions, terminations or regulatory changes could negatively impact our business operations and financial condition.

19.  The natural gas and oil industry involves numerous uncertainties and operating risks that could negatively impact our business operations and financial condition.

Our development, exploitation and exploration activities could be unsuccessful for many reasons, including weather, cost overruns, equipment shortages and mechanical difficulties. The successful drilling of a natural gas well or an oil well does not ensure a profit on investment. A variety of factors, both geological and market-related, can cause a well to become uneconomical or only marginally economical. In addition to their cost, unsuccessful wells can impede our efforts to replace reserves.

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
        • environmental hazards, such as natural gas leaks, oil spills, pipeline ruptures, and discharge of toxic gases

Encountering any of these problems could affect well bores, gathering systems and processing facilities, which could adversely affect us or our operator’s ability to conduct operations. We could also incur substantial losses as a result of:
        • injury or loss of life
        • severe damage to and destruction of property, natural resources, and equipment
        • pollution and other environmental damage
        • clean-up responsibilities
        • regulatory investigation and penalties
        • suspension of business operations
        • repairs to resume business operations

We do not carry business interruption insurance at levels that would provide enough funds for us to continue operating without access to other funds. For some risks, we may not obtain insurance if we believe the cost exceeds the risks presented. Pollution and environmental risks generally are not fully insurable. A significant accident or the occurrence of another event not fully covered by insurance could negatively impact our business operations enough to force us to cease business operations.

Risks associated with Brek and its subsidiaries:

20.  Our stock price is volatile and may fluctuate, which will have a direct impact on your investment in Brek.

The stock markets in general, and the stock prices of natural gas and oil companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. Factors unrelated or disproportionate to our operating performance could affect our stock price, and the trading price of our shares of common stock might not be an accurate reflection of their value. The market price of our common stock could fluctuate significantly in response to a number of factors, some of which are beyond our control, such as interest rates, increased competition, general economic, political and market conditions, recessions, or changes in government regulations, including environmental regulations; and some of which are within our control, such as actual or anticipated variations in our operating results, announcements of new projects and properties, new customers, acquisition of potential natural gas and oil entities and prospects, our ability or inability to generate new revenues, and results of exploration and development. These market fluctuations could adversely affect the market price of our shares of common stock.

Page - 12

21.  A small number of our stockholders own a substantial amount of our shares of common stock: if they were to sell their shares in the public market within a short period of time, the price of our shares of common stock could drop significantly.

Because a small number of our stockholders own a substantial number of our shares of common stock, those shareholders may be able to decide who will be directors, and other stockholders may not be able to elect any directors. Sales of a large number of our shares of common stock or even the availability of a substantial number of shares of common stock for sale could have the effect of reducing the price per share of our common stock, especially if the shares of common stock continue to be thinly traded.

As of March 29, 2006, 61,098,090 shares of common stock were issued and outstanding, of which 15,100,008 shares were freely tradeable and 35,973,912 shares were, to the best of our knowledge, subject to Rule 144. The remaining 10,024,170 shares of common stock were restricted from trading. As of March 29, 2006, 18,784,460 share purchase warrants exercisable into one share of common stock each were outstanding; and 1,580,000 stock options, exercisable into one share of common stock each, were outstanding. An additional 3,320,000 stock options could be granted under our 2001 Stock Option Plan. At March 29, 2006, if all the share purchase warrants and all the granted options were exercised, the number of issued and outstanding shares of common stock would increase by 20,364,460 to 81,462,550.

22.  A change in control of Brek can be delayed, impeded or effected by the directors and management, who collectively own 23.1% of the outstanding shares or by the implementation of Brek’s rights agreement by the board of directors.

Brek’s directors and management own an aggregate of 14,107,067 shares of common stock and as a result have the ability to influence the vote for a change of voting control of the Company or the vote to approve or reject any offer for the purchase and sale of the Company’s assets.

Upon the happening of certain events, the board of directors could vote to implement the Company’s rights agreement, which would delay, impede or effect a change in control of Brek or could impede a merger, consolidation, takeover or other business combination involving Brek or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Brek. See “Dividends” on page 19 and Exhibit 4.2 - Rights Agreement for more details

23.  Brek is unable to implement its rights agreement at this time and as a result may be unable to delay, impede, or effect a change of control of Brek.

As of March 29, 2006, Brek has 61,098,090 shares of common stock issued and outstanding and is authorized to issue up to 300 million shares of common stock. If the rights agreement were implemented today, we could be required to issue an additional 305,490,450 shares of common stock on a non-diluted basis, assuming all rights under the rights agreement were exercised. As a result, we would not have enough shares in treasury to issue rights to all shareholders. This does not include any shares that may be issued upon exercise of warrants or stock options. Effectively, our board of directors will not be able to implement the rights agreement until the number of authorized shares of common stock is increased to satisfy share issuances for the exercise of all warrants and stock options and for the implementation of the rights agreement. As a result, we will not be able to discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Brek by implementing the rights agreement. See “Dividends” on page 19 and Exhibit 4.2 - Rights Agreement for more details

24.  We may not be able to attract and retain qualified personnel necessary to implement our plan of operations and exploration programs.

Our management is inexperienced in operating a natural gas and oil business. We may need to hire or retain qualified management, employees or consultants with expertise in natural gas and oil exploration and development. Our success depends on our ability to attract, retain and motivate qualified personnel. Our limited financial resources seriously inhibit our ability to attract qualified personnel. Key personnel represent a significant asset, and the competition for these personnel is intense in the natural gas and oil industry. We do not maintain key person life insurance on any of our personnel. The loss of one or more of our key employees or our inability to attract, retain and motivate qualified personnel could negatively impact our ability to implement our plan of operations and to complete our natural gas and oil programs.

Page - 13

25.  Our officers and directors have conflicts of interest in that they are officers and directors of other companies which will prevent them from devoting full-time to our business operations and could negatively impact our business operations.

Our officers and directors have conflicts of interest in that they are officers and directors of other companies. Management’s other activities prevent them from devoting full-time to the Company’s business operations. This will impede our growth and business operations and may reduce our financial results because of the slow down in operations.

26.  We have not paid and do not expect to pay dividends in the foreseeable future.

We have never paid cash dividends on our shares of common stock and have no plans to do so in the foreseeable future. We intend to retain earnings, if any, to develop and expand our business operations.

27.  “Penny Stock” rules could make buying or selling our shares of common stock difficult and could severely limit their market and liquidity.

Trading in Brek’s shares of common stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. Our shares of common stock qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker-dealers who sell the shares of common stock in the aftermarket. The “penny stock” rules govern how broker-dealers can deal with their clients and “penny stocks”. If you want to buy shares of Brek’s common stock, your broker-dealer must make a special suitability determination and you must deliver a written agreement before he will execute your buy order.

These additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Brek’s shares of common stock, which could severely limit their market price and liquidity. This could prevent you from reselling your shares and cause the price of the shares to decline. See “Penny Stock rules” on page 24 for more details.

Item 2. Description of Property.

Corporate Headquarters

We operate out of the president’s own office located at Third Floor, 346 Kensington High Street, London, United Kingdom, W14 8NS. Our telephone number is 011-44-20-7471-9898. We provide the president with a budget of $20,000 per month to cover his office and related costs.

Property

A.	Petroleum and Natural Gas Properties

Riverbend Project, Utah

The Riverbend Project comprises approximately 114,428 gross acres in the Uinta Basin of northeastern Utah, of which we hold leasehold interests in approximately 17,115 net acres as of December 31, 2005. Our interest is concentrated on three tight-sand formations in the Uinta basin: the Wasatch, Mesaverde and Blackhawk formations.

During the year ended December 31, 2005, we did not participated in the drilling and completion of any wells in the Riverbend area except for the completion of a zone in one well that was drilled in 2004 and the re-completion of two older wells. We farmed out the drilling of four wells, and did not participate in the drilling of nineteen proposed wells. So far in 2006, we have participated in the drilling of one well, and did not participate in the drilling of three proposed wells. The operator has notified us that it proposes to drill one well in Utah. We have until April 6, 2006 to decide whether to participate. See Management’s Discussion and Analysis on page 25.

On April 8, 2004, we exercised our rights under the July 16, 2002 purchase agreement with Gasco Energy, Inc. to acquire 3,266 net acres located in the Uinta Basin in Utah for approximately $800,000. This purchase included six wells producing nominal amounts of natural gas that the former owner had drilled to earn the acreage. See Exhibit 10.3 - Purchase Agreement for more details.

Page - 14

In July 2004, Gasco Energy, Inc. expanded its gas gathering system in the Riverbend area to carry the gas produced in this area to a major pipeline. Gasco gathers the majority of the natural gas that we produce in the Riverbend area, markets it and sells it.

In January 2005, we exercised our rights under the July 16, 2002 purchase agreement with Gasco Energy, Inc. to acquire 344 net acres located in the Unita Basin in Utah for approximately $60,000. See Exhibit 10.3 - Purchase Agreement for more details.

During January 2005, we exercised our rights under the July 16, 2002 purchase agreement with Gasco Energy, Inc. to acquire 3,545 net acres in the Riverbend Area for a purchase price of approximately $830,000. See Exhibit 10.3 - Purchase Agreement for more details.

Greater Green River Basin Project, Wyoming

As of December 31, 2005, we had a leasehold interest in approximately 89,745 gross acres and 14,109 net acres in this area, and non-operated interests in one shut in well and one producing well . We may consider other proposals for this area such as the farm-out or unitization of some of our acreage if necessary to extend leases.

Crocker Canyon Prospect, California

We have a leasehold interest in approximately 3,315 gross acres and 828 net acres in Kern and San Luis Obispo Counties of Southern California. In 2004 we farmed out the drilling of one well to preserve acreage but did not participate in any drilling or development on this acreage during 2005. We plan to continue paying leasehold rentals and other minimum geological expenses to preserve acreage on these prospects.

We agreed to a farmout by an agreement effective May 1, 2005, between Brek and Gasco as Farmor, and Venoco, Inc. as Farmee whereby Venoco can earn an undivided working interest in the farmout lands by drilling a test well on the property. Venoco began drilling on this property in February 2006.

Rocksprings Prospect, Edwards County, Texas

We own a controlling interest in Vallenar Energy Corp., which holds leases covering approximately 9,191 gross and 8,865 net acres in the Rocksprings Prospect in the Val Verde Basin of Edwards County, Texas. Vallenar acquired the properties for their heavy oil play potential, however, during 2005, three nearby Ellenburger natural gas discovery wells have caused us to consider the natural gas potential underlying Vallenar’s leases. Vallenar plans to pursue options to test the Ellenburger formation during 2006.

We first acquired an interest in Vallenar in March 2002, when we bought 2,512,500 shares of Vallenar’s common stock. We then acquired 733,333 preferred shares convertible to 733,333 common shares. These shares together represented approximately 25% of Vallenar Energy Corp.’s equity. On June 28, 2002, we acquired an additional 2 million shares from third parties for $10,000 and subscribed for an additional 800,000 shares at $0.50 per share ($400,000). At December 31, 2002, we held a 51.53% equity interest in Vallenar Energy Corp. For as long as at least one-half of the preferred stock is outstanding, we are entitled to at least 29.69% of the total voting power. We are entitled to designate one director who must sit on the executive committee of the board or additional voting rights accrue to the preferred stock. All decisions of this executive committee must be unanimous. We have been playing an active role in the management of Vallenar Energy Corp. since 2002.

Page - 15

B.	Reserve Estimates

Table 1 summarizes our estimated reserve data as of December 31, 2005, as estimated by Netherland, Sewell & Associates, Inc., independent petroleum engineers. The present value of future net cash flows is based on prices at December 31, 2005, of $7.45 per Mcf of natural gas and $59.84 per bbl of oil. All of the Company’s proved reserves are located within the state of Utah.
Table 1 Reserve Estimates
Proved reserve quantities		Present value of future net cash flows		Total
		Proved
Mcf of gas	Bbls of oil	Undeveloped	Developed

5,653,612	27,405	$3,421,400	$5,763,600	$9,185,000

Actual future prices and costs could be materially higher or lower than the prices and costs as of the date of any estimate. We have not included estimates of proved reserves comparable to these in reports to any federal agency other than the Securities and Exchange Commission.

C.	Volumes, Prices and Operating Expenses

The following table presents information regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas and oil for the periods indicated.

Table 2 Production and Sales Data
	For the years ended December 31
	2005	2004
Natural gas production (Mcf)	91,983	58,908
Average sales price per Mcf	$7.70	$5.54
Oil production (Bbl)	949	834
Average sales price per Bbl	$59.44	$43.66
Total production in Mcfe	97,674	63,912
Expenses per Mcfe
Lease operating	nil	nil
General and administrative	$9.57	$5.97
Depletion and impairment	$0.84	nil

D.	Development, Exploration and Acquisition Capital Expenditures

During the year ended December 31, 2005, we spent $1,196,165 on development and exploration activities including the acquisition of acreage in the Riverbend area for $885,290. During the year ended December 31, 2004, we spent $2,461,077 in development and exploration activities, which included the acquisition of acreage in the Riverbend area for $800,000. As of December 31, 2005, we held a working interest of approximately 15.5% in 207,488 gross acres (32,052 net acres) located in Utah, Wyoming and California. As of December 31, 2005, we held an interest in ten gross (1.51 net) producing gas wells and one gross (0.14 net) shut-in gas well located on these properties.

We own 51.53% of Vallenar which has a 97% working interest in 9,191 gross acres (8,865 net acres) located in Edwards County, Texas.

Page - 16

Table 3 summarizes our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities.

Table 3 Net Exploration and Development Costs
	For the years ended December 31
	2005	2004
Proved property acquisition costs	$3,717,850	$2,832,560
Unproved property acquisition costs	300	300
Exploration and development costs	2,278,437	1,967,562
Impairment charges	(82,377)	nil

Total	$5,914,210	$4,800,422

E.	Productive Wells and Acreage

Table 4 summarizes our productive and shut-in gas wells as of December 31, 2005. Productive wells are producing wells and wells capable of production. Shut-in wells are wells that are capable of production but are not producing. Gross wells are the total number of wells in which we have an interest. Net wells are the sum of our fractional interests owned in the gross wells.

Table 4 Productive Gas Wells
	Productive gas wells
	Gross	Net
Producing gas wells	10.0	1.51
Shut-in gas wells	1.0	0.14

Table 5 sets out the working interests in leases that we acquired by exercising our rights under the July 16, 2002, purchase agreement with Gasco Energy, Inc. See Exhibit 10.3 - Purchase Agreement for more details.

Table 5 Working Interests acquired in Uinta Basin, Utah
Date acquired	Cost	Net acreage	Other assets
April 2004	$ 800,000	3,266	six producing wells, and gathering system assets*
January 2005	57,813	344
January 2005	828,117	3,545

Total	$1,685,930	7,155
*We did not keep the gathering system assets. We traded them to Gasco for our share of Gasco’s due diligence and acquisition costs and a guarantee to carry and sell our gas on the same terms and conditions as they carry their own. See Exhibit 10.7 - Natural Gas Purchase Agreement for more details.

F.	Undeveloped Acreage

Table 6 summarizes the undeveloped and developed leasehold acreage, by area, that we hold as of December 31, 2005. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not the acreage contains proved reserves. Developed acres are acres that are spaced or assignable to productive wells. Gross acres are the total number of acres in which we have a working interest. Net acres are the sum of our fractional interests owned in the gross acres. The table does not include acreage that we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments. In certain leases, our ownership is not the same for all depths. The net acres in these leases are calculated using the greatest ownership interest at any depth. Generally, this greater interest represents our ownership in the primary objective formation.

Table 6 Summary of Acreage
	Undeveloped acres		Developed acres
	Gross	Net	Gross	Net
Utah	114,068	17,064	360	51
Wyoming	89,665	14,100	80	9
California	3,315	828	-	-
Texas	9,191	8,865	-	-

Total acres	216,239	40,857	440	60

Page - 17

G.	Drilling Activity

Table 7 summarizes our drilling activity during the years ended December 31, 2005 and 2004. In the table, “gross” refers to the total wells in which we have a working interest, and “net” refers to gross wells multiplied by our working interest. A productive well is an exploratory or a development well that is not a dry well.

Table 7 Drilling Activity
	For the years ended December 31
	2005		2004
	Gross	Net	Gross	Net
Exploratory wells
Productive	0.0	0.0	0.0	0.0
Dry	0.0	0.0	0.0	0.0
Inconclusive	0.0	0.0	0.0	0.0
Development wells
Productive	0.0	0.0	3.0	0.4
Dry	0.0	0.0	0.0	0.0

Total wells	0.0	0.0	3.0	0.4

H.	Current Activity

We are participating in the drilling of one well in the Uinta Basin of Utah to which we consented in January 2006. We did not participate in the drilling of three wells proposed in January and February, 2006, and have yet to decide whether we will participate in one that requires a response in April, 2006. We plan to continue to review drilling proposals that it we receive from the operators and participate if our financial resources permit.

I.	Delivery Commitments

We are not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements

Item 3. Legal Proceedings.

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matter to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Our common stock traded on the Nasdaq National Market System under the symbol “FECC” from June 6, 2000 until February 19, 2002 when the symbol was changed to “BREK”. Before then, our common stock traded on the NASD OTC Bulletin Board under the symbol “FECC” since March 8, 1999. On December 3, 2002, Brek was removed from the Nasdaq National Market System for failing to maintain minimum listing requirements.

Our common stock has also traded on the Berlin over-the-counter stock exchange since January 27, 2000 and has been listed on the Bermuda Stock Exchange since December 23, 1999.

From December 3, 2002, our shares of common stock were quoted on the NASD OTC Bulletin Board under the symbol “BREK” until May 23, 2003, when our shares ceased to be quoted on the NASD OTC Bulletin Board and were quoted on the gray market under the same symbol, “BREK”.

Table 8 gives the high and low bid information for each fiscal quarter for the last two fiscal years and for the interim period ended March 23, 2006. The bid information was obtained from Pink Sheets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Page - 18

Table 8 High and Low Bids

Period ended	High	Low	Source
23 March 2006	$0.75	$0.45	Pink Sheets LLC
31 December 2005	$0.72	$0.55	Pink Sheets LLC
30 September 2005	$0.68	$0.34	Pink Sheets LLC
30 June 2005	$0.44	$0.29	Pink Sheets LLC
31 March 2005	$0.47	$0.33	Pink Sheets LLC
31 December 2004	$0.42	$0.30	Pink Sheets LLC
30 September 2004	$0.30	$0.21	Pink Sheets LLC
30 June 2004	$0.32	$0.18	Pink Sheets LLC
31 March 2004	$0.25	$0.05	Pink Sheets LLC

(b) Holders of Record

We have approximately 239 registered holders of our common stock.

(c) Dividends

We have never declared or paid dividends on our shares of common stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the shares of common stock will be the sole discretion of the board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant by the board of directors.

On December 5, 2001, our board of directors adopted a shareholder rights plan (the “Rights Plan”). The purpose of the Rights Plan is to deter, and protect our shareholders from, certain coercive and otherwise unfair takeover tactics and enable the directors to represent effectively the interests of shareholders in the event of a takeover attempt. The Rights Plan does not deter negotiated mergers or business combinations that the directors determine to be in the best interests of Brek and its shareholders. In connection with the adoption of the Rights Plan, Brek entered into a rights agreement with U.S. Bank, N.A. dated as of March 1, 2002. At the date of filing, we would not be able to implement the Rights Plan unless the number of authorized shares of common stock is increased to satisfy share issuances for all issued and outstanding shares and the exercise of all warrants and stock options.

On March 20, 2002, the board of directors declared a dividend of one common share purchase right (a “Right”) for each outstanding share of common stock, par value $0.001 per share, of Brek. The dividend was payable on March 20, 2002 to the stockholders of record on that date. Upon the happening of certain events, the directors could vote to implement the rights plan, which would delay, impede or effect a change in control of Brek, or could impede a merger, consolidation, takeover or other business combination involving Brek, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Brek. Once the Rights become exercisable, each Right entitles the registered holder to purchase from Brek five shares of common stock at a price of $0.01 per share, subject to adjustment. The description and terms of the Rights are set forth in the rights plan. See Exhibit 4.2 - Rights Agreement for more details.

(d)  Recent Sales of Unregistered Securities

We have sold no unregistered securities within the last three years that would be required disclosure pursuant to Item 701 of Regulation S-B, except for the following:

April 14, 2003 - $0.18 Offering

On March 20, 2003, the board of directors authorized the issuance of up to 277,776 shares of common stock at an offering price of $0.18 per share. We set the offering price arbitrarily without reference to the Company’s assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

On April 14, 2003, we raised $49,999 in cash from this offering and issued an aggregate 277,776 restricted shares to four non-US investors outside the United States, one of which was an executive officer of the Company.

Page - 19

We relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. We are satisfied that we complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. We received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

April 14, 2003 - $0.18 Shares for Debt Offering

On March 20, 2003, the board of directors approved a debt offering at a settlement price of $0.18 per share. We set the settlement price arbitrarily without reference to the Company’s assets, book value, revenues or other established criteria of value. All the restricted shares of common stock issued in this debt settlement were issued for investment purposes in a “private transaction”.

On April 14, 2003, we settled $337,647 of debt by issuing an aggregate 1,875,817 shares of the Company’s common stock at a settlement price of $0.18 per share of common stock to 15 non-US creditors outside the United States, five of which were directors and/or executive officers of the Company.

For this shares for debt offering, we relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. We are satisfied that we complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. We received from each creditor a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the creditor was not a U.S. person, (b) the creditor subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

January 15, 2004 - $0.05 Offering

On January 15, 2004, the board of directors authorized the issuance of up to 11,000,000 units at an offering price of $0.05 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant was exercisable for 12 months at an exercise price of $0.35 per warrant. We set the value of the units arbitrarily without reference to our assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a “private transaction”.

In March 2004, we raised $437,500 in cash from this offering and issued an aggregate 8,750,000 restricted units to six non-US subscribers outside the United States and an additional 875,000 restricted units as a finder’s fee to one non-US finder outside the United States, who was an executive officer of Brek.

In March 2004 and in May 2004, as part of this same offering, we issued an aggregate 1,375,000 restricted units as settlement of $68,750 of debt owed to five of our creditors who had provided services to us. Of the five creditors, two were non-US persons outside the United States and three were accredited investors in the United States. Of these creditors, one was an executive officer and one was a director of Brek.

For the non-US subscribers outside the United States, we relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission for the private placement in March 2004 and two of the debt settlements. We are satisfied that we complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. We received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States, and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Page - 20

Finally, for the accredited subscribers in the United States, Brek relied upon Section 4(2) of the Securities Act of 1933 and Rule 506 Regulation D promulgated pursuant to that Act by the Securities and Exchange Commission for the other three debt settlements. We are satisfied that we complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. Specifically, we made the offer only to accredited investors as that term is defined under applicable federal and state securities laws. The share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

January 29, 2004 - $0.20 Offering

On January 29, 2004, the board of directors authorized the issuance of up to 7,500,000 units at an offering price of $0.20 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant is exercisable for three years at an exercise price of $0.30 per warrant. We set the value of the units arbitrarily without reference to our assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a “private transaction”.

On May 24, 2004, we raised $700,000 in cash from this offering and issued an aggregate 3,500,000 restricted units to 10 accredited subscribers in the United States and an additional 350,000 restricted units as a finder’s fee to one non-US finder outside the United States, who was an executive officer of Brek.

On May 28, 2004, we raised an additional $50,000 in cash from this offering and issued an additional 250,000 restricted units to one non-US subscriber outside the United States and an additional 25,000 restricted units as a finder’s fee to one non-US finder outside the United States, who was an executive officer of Brek.

On November 30, 2004, we raised an additional $110,000 in cash from this offering and issued an additional 550,000 restricted units to two non-US subscribers outside the United States and one accredited subscriber in the United States, and an additional 55,000 restricted units as a finder’s fee to one non-US finder outside the United States, who was an executive officer of Brek.

For the accredited subscribers in the United States, we are satisfied that we complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933 as specified by the provisions of Section 4(2) of that Act and Rule 506 Regulation D promulgated pursuant to that Act by the Securities and Exchange Commission. Specifically, we made the offer only to accredited investors, as that term is defined under applicable federal and state securities laws. The share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

For the non-US subscribers outside the United States, Brek relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. We are satisfied that we complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. We received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

May 3, 2004 - $0.15 Offering

On May 3, 2004, the board of directors authorized the issuance of up to 5,000,000 units at an offering price of $0.15 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant is exercisable for three years at an exercise price of $0.25 per warrant. We set the value of the units arbitrarily without reference to our assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a “private transaction”.

On May 6, 2004, we raised $700,000 in cash from this offering and issued an aggregate 4,666,667 restricted units to two non-US subscribers outside the United States, one of which was an executive officer of Brek, and an additional 66,667 restricted units as a finder’s fee to one non-US finder outside the United States, who was an executive officer of Brek.

We relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. We are satisfied that we complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. We received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Page - 21

October 1, 2004 - $0.20 Offering

On October 14, 2004, we raised $279,392 in cash from this offering and issued 1,396,956 restricted units to First Griffin Group LLC at an offering price of $0.20 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant is exercisable for two years at an exercise price of $0.35 per warrant. We set the value of the units for the offering arbitrarily without reference to our assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a “private transaction”. For this offering, Brek relied upon Section 4(2) of the Securities Act of 1933. We are satisfied that we complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. The share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

October 27, 2004 - $0.20 Offering

On October 27, 2004, the board of directors authorized the issuance of up to 6,000,000 units at an offering price of $0.20 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant is exercisable for two years at an exercise price of $0.35 per warrant. We set the value of the units arbitrarily without reference to our assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a “private transaction”.

On November 30, 2004, we raised $765,000 in cash from this offering and issued an aggregate 3,825,000 restricted units to three accredited subscribers in the United States, one of which was a director of Brek, and an additional 382,500 restricted units as a finder’s fee to one non-US finder outside the United States, who was an executive officer of Brek.

On December 21, 2004, we raised an additional $100,000 in cash from this offering and issued an additional 500,000 restricted units to one accredited subscriber in the United States and an additional 50,000 restricted units as a finder’s fee to one non-US finder outside the United States, who was an executive officer of Brek..

For the accredited subscribers in the United States, we are satisfied that we complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933 as specified by the provisions of Section 4(2) of that Act and Rule 506 Regulation D promulgated pursuant to that Act by the Securities and Exchange Commission. Specifically, the offer was made to only accredited investors, as that term is defined under applicable federal and state securities laws. The share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

December 22, 2004 - $0.30 Offering

On December 22, 2004, the board of directors authorized the issuance of up to 3,666,667 units at an offering price of $0.30 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant is exercisable for two years at an exercise price of $0.50 per warrant. We set the value of the units arbitrarily without reference to our assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a “private transaction”.

We raised $1,000,000 in cash from this offering, which had five closings between January 2005 and July 2005, and issued an aggregate 3,333,336 restricted units to six accredited subscribers in the United States and four non-US subscribers outside the United States and an additional 333,334 restricted units as a finder’s fee to one non-US finder outside the United States, who was an executive officer of Brek.

For the accredited subscribers in the United States, we are satisfied that we complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933 as specified by the provisions of Section 4(2) of that Act and Rule 506 Regulation D promulgated pursuant to that Act by the Securities and Exchange Commission. Specifically, the offer was made to only accredited investors, as that term is defined under applicable federal and state securities laws. The share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Page - 22

For the non-US subscribers outside the United States, we relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. We are satisfied that we complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. Brek received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

July 2005 - Exercise of Warrants

On July 29, 2005, we issued 400,000 shares of common stock to Rick Jeffs, the president of Brek, for the exercise of warrants at an exercise price of $0.25 per warrant. We received $100,000 for the exercise of these warrants. These warrants were issued as part of the May 3, 2004 offering at $0.15 per unit.

September 2005 - Exercise of Warrants

On September 28, 2005, we issued 100,000 shares of common stock to Rick Jeffs, the president of Brek for the exercise of warrants at an exercise price of $0.25 per warrant. Brek received $25,000 for the exercise of these warrants. These warrants were issued as part of the May 3, 2004 offering at $0.15 per unit.

January 2006 - Exercise of Warrants

On January 30, 2006, we issued 800,000 shares of common stock to Rick Jeffs, the president of Brek for the exercise of warrants at an exercise price of $0.25 per warrant. We received $200,000 for the exercise of these warrants. These warrants were issued as part of the May 3, 2004 offering at $0.15 per unit.

January 6, 2006 - $0.50 Offering

On January 6, 2006, the board of directors authorized the issuance of up to 2,000,000 units at an offering price of $0.50 per unit. Each unit consisted of one restricted share of common stock and one restricted warrant. Each restricted warrant is convertible into one restricted share of common stock. The restricted warrant is exercisable for 12 months at an exercise price of $0.90 per warrant. We set the value of the units arbitrarily without reference to our assets, book value, revenues or other established criteria of value. All the restricted units issued in this offering were issued for investment purposes in a “private transaction”.

On February 7, 2006, we raised $150,000 in cash from this offering and issued an aggregate 300,000 restricted units to two accredited subscribers in the United States.

On February 8, 2006, we raised an additional $100,000 in cash from this offering and issued an aggregate 200,000 restricted units to one accredited subscriber in the United States.

On February 9, 2006, we raised an additional $50,000 in cash from this offering and issued an aggregate 100,000 restricted units to one accredited subscriber in the United States.

On February 17, 2006, we raised an additional $50,000 in cash from this offering and issued an aggregate 100,000 restricted units to one accredited subscriber in the United States.

On March 2, 2006, we raised an additional $50,000 in cash from this offering and issued an aggregate 100,000 restricted units to one accredited subscriber in the United States.

For the accredited subscribers in the United States, we are satisfied that we complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933 as specified by the provisions of Section 4(2) of that Act and Rule 506 Regulation D promulgated pursuant to that Act by the Securities and Exchange Commission. Specifically, the offer was made to only accredited investors, as that term is defined under applicable federal and state securities laws. The share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Page - 23

(e)	Penny Stock Rules

Trading in our shares of common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our shares of common stock to persons other than prior customers and accredited investors, must, before the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, before any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. Broker-dealers must disclose both commissions payable to the broker-dealer and to the registered representative, and the current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our shares of common stock, which could severely limit their market price and liquidity of our shares of common stock.

The “penny stock” rules imposes additional sales practice requirements on broker-dealers who sell penny stock. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread”; the broker-dealer’s compensation, the broker-dealer’s duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customer’s rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association for information on the disciplinary history of broker-dealers and their associated persons.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following is management’s discussion and analysis of certain significant factors that will affect or have affected our financial condition and results of operations for the fiscal years ended December 31, 2005 and 2004. Certain statements under this section might constitute “forward-looking statements”. You should read the following in conjunction with the consolidated financial statements and related notes appearing elsewhere in this 10-KSB.

OVERVIEW

We are in the oil and gas exploration business in the United States. We have properties in Utah, Wyoming, California and Texas. Our primary focus is on our operations in Utah.

We have participated in the drilling or re-completion of eleven wells and have ten producing wells in which we have net revenue interests of between 8% and 20%. One well, an earning well drilled by Burlington in 2002, generated some revenue for two years but is now shut in. We have finished paying for the re-completion work performed on one well during the summer of 2005. The work increased the production from the well and our revenue.

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

We did not consent to the drilling of a total of twenty wells proposed by Gasco as of December 31, 2005, and did not consent to the drilling of three wells proposed in 2006. As a result of our non-consent, Gasco has drilled (or will drill) the wells bearing 100% of the costs and is entitled to all of the revenue generated from the sale of oil and gas until they have recovered 300% of their drilling costs, 150% of the costs of newly acquired equipment in the well, and 100% of the operating costs and the costs of any newly acquired surface equipment beyond the wellhead connections, at which time we are entitled to our percentage of the revenue. The average cost of these non-consent wells is approximately $3.5 million, so we do not expect to see any revenue from them for some time, if ever. We have not, however, forfeited any leasehold interests and can participate in future drilling that is proposed for other locations on the same leases. Gasco has proposed a well for our consent in April 2006. We are not likely to participate in this well as we do not have the funds available to pay our portion of the costs.

Page - 24

We agreed with Gasco in December 2005 to convert ten of the non-consent wells to farmouts. The farmouts have not been finalized and documented, nor has Gasco delivered the consideration for the agreement as required, which has caused the agreement to lapse. Although we have assigned no leases to Gasco because of the lapse, and have included the farmout acreage in our acreage calculations, we have not included the reserves that attach to the farmout acreage in our reserve calculations, as we believe that we will reach a satisfactory agreement with Gasco to complete the farmouts, at which time we will assign approximately 112 net acres in Utah to Gasco.

Our reserve and production information as of December 31, 2005 and 2004 is set out in Table 9.

Table 9 Production and Reserves
	For the years ended December 31
	2005	2004
Natural gas production (Mcf)	91,983	58,908
Average sales price per Mcf	$7.70	$5.54
Year-end proved gas reserves (Mcf)	5,653,612	6,853,310

Oil production (Bbl)	949	834
Average sales price per Bbl	$59.44	$43.66
Year-end proved oil reserves (Bbl)	27,405	51,495

Production (Mcfe)*	97,674	63,912
Year-end proved reserves (Mcfe)*	5,818,042	7,162,280
*Assumes a conversion of 6 Mcf for each Bbl of oil.

Our oil and gas production increased by approximately 52% during 2005 as compared with 2004, primarily because we re-worked and completed additional zones in some wells. During 2005, on a combined basis, our oil and gas reserve quantities decreased by approximately 19% primarily because we reduced our reserves when we agreed to farm out ten wells to Gasco and we revised our prior estimates on the basis of our actual production.

Vallenar Energy, through its subsidiary, Nathan Oil Partners LP, has reached an agreement with an American oil and gas company with operations in Texas for the development of the Texas properties. Under the agreement, the operator can earn a 75% interest in the wells and production in exchange for drilling until it has completed a well capable of producing hydrocarbons in commercial quantities. The details of the agreement are being finalized.

Since December 31, 2005, we received $200,000 in cash from the exercise of warrants and $400,000 in cash from the private placement of units. We are using this cash to cover operating expenses and to participate in new drilling programs.

Financial Condition
During the year ended December 31, 2005, we had a net loss of $257,205. As of December 31, 2005, we had a cash balance of $58,113, trade accounts receivable of $120,110, and prepaid expenses of $3,415. When we offset these current assets against our current obligations of $756,375 in accounts payable and accrued liabilities and $455,750 in amounts due to related parties, we are left with a working capital deficit of $1,030,487.

We believe that our cash and cash equivalents as of the date of this filing are inadequate to satisfy our working capital needs. As our oil and gas revenues are not yet sufficient to satisfy our operational and working capital requirements, for the foreseeable future we must continue to raise funds through private loans, private placements of our common shares, or the issuance of shares for debt.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements for the fiscal years 2005 and 2004, which states that our ability to continue as a going concern depends upon our ability to resolve our liquidity problems, principally by obtaining capital and generating sufficient revenues to become profitable. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to develop our oil and gas properties, generate revenues from our oil and gas production, and control drilling, completion and production costs. As we have a minority interest in our oil and gas properties and are not the operator, we can do little to affect the generation of revenue or control drilling, completion and production costs, and we do not have the expertise to initiate development independently of the owner of the majority interest, who is also the operator. With our current plans, we expect to incur operating losses in future periods, and cannot assure that we will continue to generate revenues. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Page - 25

Related-Party Transactions
Included in the $455,750 that we owed to related parties at December 31, 2005, is $135,463 in directors’ fees that were accrued during 2002 and 2003, $101,431 in administrative, consulting and rental fees accrued during the year ended December 31, 2005, $18,856 that some of our directors and officers or companies controlled by them paid to creditors on our behalf, and $200,000 in funds that an officer advanced to us, which the officer used to exercise his warrants for 800,000 shares at $0.25 per share after December 31, 2005. None of the amounts due to related parties bear interest or have any fixed terms of repayment.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND 2004.

Overall Results of Operations
For the year ended December 31, 2005, we had a net loss of $257,205, or $0.01 per share, which was an increase of $263,699 in net loss from our net income of $6,494 or $0.01 per share for the year ended December 31, 2004. The increase in net loss for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily due to two factors: the increase in our administrative expenses incurred in bringing our SEC filings up to date; and the depletion of our oil and gas assets. During 2006 we expect our net loss to stabilize as we balance our financing and investing activities.

Revenue
Total revenue for the year ended December 31, 2005 was $764,802 compared to $363,053 for the year ended December 31, 2004. Revenues from the Wyoming oil and gas properties for the years ended December 31, 2005 and 2004 were $6,798 and $8,801. Revenue from the Utah oil and gas properties was $758,004 and $354,252 for the years ended December 31, 2005 and 2004. The $401,749 increase in revenue for the year ended December 31, 2005 over the year ended December 31, 2004 was due to an increase in the number of and production from our Utah wells in 2005 and increases in the prices we received for natural gas and crude oil in 2005.

We plan to participate whenever possible in any wells proposed in Utah and Wyoming during 2006. We understand that the operator plans to drill approximately twenty-five wells in Utah and at least three wells in Wyoming in order to preserve the leases. Our participation will depend entirely upon our ability to raise the capital required to pay our share of the costs. We cannot expect revenues to continue to increase from our Utah properties unless either we continue to participate in drilling programs and thus increase our production, or the price of gas continues to climb.

Operating Expenses
Total operating expenses increased by $665,192 from $351,900 for the year ended December 31, 2004 to $1,017,092 for the year ended December 31, 2005. This increase was primarily due to increases in administrative expenses of $235,236, depletion of $82,377, management fees of $22,423, professional fees of $290,959, regulatory costs of $33,097 and rent of $77,000, offset by decreases in advertising and promotion of $13,223, bank charges and interest of $2,439, foreign exchange losses of $4,729, office expenses of $1,639, telephone of $2,550, travel and entertainment of $50,320 and wages of $1,000. Our administrative, management, professional, regulatory and rental costs increased during the year due to the extra work required in bringing our regulatory filings up to date and our participation in the drilling of wells on our oil and gas properties. During 2006, we are planning to participate in drilling programs if our financing activities are successful. We expect our operating costs to stabilize during the year.

Off-Balance-Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We do not have any non-consolidated, special-purpose entities.

Liquidity and Capital Resources
As of December 31, 2005, we had a cash balance of $58,113 and negative cash flows from operations of $101,570 for the year then ended. During the year ended December 31, 2005, we funded our operations through revenue from our oil and gas properties of $764,802, the private placement of 3,333,336 units for which we received cash of $1,000,000 and the exercise of 500,000 warrants from which we received cash of $125,000. In return for arranging the private placements, we issued 333,334 units to an officer in payment of finder’s fees of $100,000. Each unit consists of one common share and one common share purchase warrant.

Page - 26

The notes to our consolidated financial statements as of December 31, 2005, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $61,592,913. As of December 31, 2005, we had $1,212,125 in current liabilities. When this is offset against our current assets of $181,638, we are left with a working capital deficit of $1,030,487. We cannot assure that we will succeed in developing our business and achieving a profitable level of operations sufficient to meet our ongoing cash needs. We have, however, successfully generated sufficient working capital and liquidity through oil and gas revenues and the private placement of our shares until the date of this filing, and believe that we can continue to do so for the next twelve months.

Table 10 summarizes our sources and uses of cash for the two years ended December 31, 2005 and 2004.

Table 10 Sources and Uses of Cash
	For the years ended December 31
	2005	2004

Net cash used in operating activities	$ (101,570)	$ (452,286)
Net cash used in investing activities	(1,196,165)	(2,461,077)
Net cash provided by financing activities	1,125,000	3,141,893
Net cash flow	$ (172,735)	$ 228,530

Net Cash Used In Operating Activities
The decrease in cash used in operations of $101,570 was primarily due to an increase in oil and gas revenue of approximately $400,000, offset by an increase in operating expenses of approximately $660,000. The increase in oil and gas revenue caused an increase of approximately $63,000 in our accounts receivable, and we used approximately $270,000 to pay down our accounts payable and accrued liabilities. These uses of cash were offset by related parties deferring payment of administrative and rental expenses of approximately $287,000.

Net Cash Used In Investing Activities
During the year ended December 31, 2005, we invested $1,196,165 in our oil and gas properties: $885,290 to acquire oil and gas leases; and $310,875 on exploration and development.

Net Cash Provided By Financing Activities
We issued 3,333,336 units for $1,000,000 cash and 500,000 common shares on the exercise of share purchase warrants for $125,000 cash during the year ended December 31, 2005. We used this cash to pay operating expenses, to cover exploration and development expenses, and to acquire additional oil and gas leases.

Contingencies and Commitments
We had no contingencies or long-term commitments at December 31, 2005, except for the Transworld litigation which is disclosed in the commitments and contingencies section of the notes to our consolidated financial statements appearing elsewhere in this report.

As is customary in the oil and gas industry, we may at times have agreements to reserve or earn acreage or wells. If we do not pay as required by the agreements, we may lose the acreage or wells.

CRITICAL ACCOUNTING ESTIMATES

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require that we make difficult and subjective judgments regarding uncertainties, and, as a result, our estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Other than our accounting for our oil and gas properties, our critical accounting policies do not involve a choice between alternative methods of accounting. We applied our critical accounting policies and estimation methods consistently.

Page - 27

Oil and Gas Reserves
We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs is computed using the units of production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion cannot exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves plus the cost, or the estimated fair value if lower, of unproved properties. If capitalized costs exceed this ceiling, we would recognize the impairment.

Estimated reserve quantities and future net cash flows have the most significant impact on the results of operations because these reserve estimates are used in providing a measure of the Company's overall value. We also use these estimates in our quarterly calculations of depletion and impairment of the proved properties.

Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of these technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission ("SEC"), such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since most of our wells have been producing for fewer than five years, their production history is relatively short, so we used other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir in conjunction with the decline analysis method to determine our estimates of proved reserves, including developed producing, developed non-producing and undeveloped. As our wells produce over time and more data are available, we will re-determine the estimated proved reserves on an annual basis and they may be adjusted based on that data.

Actual future production, gas and oil prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable gas and oil reserves most likely will vary from our estimates. Any significant variance could materially affect the quantities and present value of our reserves. In addition, we may adjust estimates of proved reserves to reflect production history, acquisitions, divestitures, ownership interest revisions, results of exploration and development and prevailing gas and oil prices. Our reserves may also be susceptible to drainage by operators on adjacent properties.

Impairment of Long-Lived Assets
The cost of our unproved properties is withheld from the depletion base as described above until the properties are either developed or abandoned. We review these properties periodically for possible impairment.

Revenue Recognition
We derive our revenue by selling the oil and gas produced from our wells. We recognize this revenue as income when we sell the oil and gas. We generally receive payment for the oil and gas sold one to three months after the month in which we sell it. For this reason, we must estimate the revenue that we have earned but not yet received as of our reporting date. We use actual production reports to estimate the quantities sold and the estimated average wellhead prices from the Natural Gas Weekly Update bulletin to estimate the price of the production. We record variances between our estimates and the amounts we actually receive in the month that we receive the payment.

Stock-Based Compensation
On July 1, 2005, we adopted the “modified prospective method” of SFAS 123(R) which requires that we recognize the compensation costs of all share-based payments granted, modified or settled in financial statements issued after July 1, 2005, as well as for any awards that we granted before the adoption date for which the required service has not yet been performed. Our adoption of SFAS 123(R) did not have a material effect on our financial condition or results of operations because all required services had been performed before July 1, 2005. We did not enter into any share-based transactions during this period.

Before July 1, 2005, we accounted for our stock-based compensation using APB 25 and related interpretations. Under APB 25, we recognized compensation expense for stock options with an exercise price that was less than the market price on the date that we granted the option. For stock options with exercise prices at or above the market value of the stock on the grant date, we adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to our employees and directors. Accordingly, we have recognized no compensation cost for these options before June 30, 2005.

Page - 28

We use the Black-Scholes option valuation model to calculate the required disclosures under SFAS 123(R). This model requires that we estimate a risk-free interest rate and the volatility of the price of our common stock. The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

Contingent liability
In February 2003, the debtor and guarantor of a note receivable took legal action against us in Bermuda, claiming that our former subsidiary, First Ecom Systems Limited, had promised to develop and supply them with certain software. The debtor then failed to pay the note installment that was due on March 1, 2003. The directors believe that this lawsuit is without merit, as there was no promise to develop software for the debtor, and filed a defense and counterclaim on May 8, 2003. The debtor-plaintiff filed a reply and defense on May 21, 2003, but neither party has taken any further action. If any of these circumstances change, the outcome could have a material impact on our operating results.

Income Taxes
Table 11 sets out our deferred tax assets as of December 31, 2005 and 2004. These relate primarily to net operating losses. We have established a 100% valuation allowance, as we believe it is more likely than not that the deferred tax assets will not be realized.

Table 11 Deferred Tax Assets
	For the year ended December 31
	2005	2004
Federal loss carryforwards	$11,360,810	$ 10,047,451
State loss carryforwards, Nevada	-	-
Foreign loss carryforwards	2,991,796	2,991,564
Less: valuation allowance	(14,352,606)	(13,039,015)
	$ -	$ -

We based the establishment of a 100% valuation allowance against our deferred tax assets on our current operating results. If our operating results increase significantly, we might have to record our deferred taxes in our financial statements, which could have a material impact on our financial results.

Contractual Obligations
We did not have any contractual obligations at December 31, 2005. In January 2006, we consented to a drilling contract, which we believe will be completed within the year. Our estimated costs for this contract are set out in Table 12.

Table 12 Contractual Obligations
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Drilling contract	$405,910	$405,910	-	-	-
Total	$405,910	$405,910	-	-	-

Internal and External Sources of Liquidity
We have funded our operations principally through subscriptions for common shares, the issuance of shares for debt, and the sale of natural gas and oil.

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

Page - 29

All forward-looking statements are made as of the date of filing of this Form 10-KSB and we disclaim any duty to update these statements.

Certain parts of this Form 10-KSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Our actual results could differ materially from those in our forward looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause our future results to differ from these expectations include general economic conditions, particularly as they affect our ability to raise sufficient working capital, the costs of bringing our oil and gas properties into production, and the market for our production. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, our outcome may vary substantially from our anticipated or projected results, and accordingly, we express no opinion on the achievability of those forward-looking statements and give no assurance that any of the assumptions relating to the forward-looking statements are accurate.

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

Item 7. Financial Statements

See audited consolidated financial statements for the years ended December 31, 2005 and 2004 attached as Exhibit A to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Our principal independent accountant since February 21, 2006 to the current date is Mendoza Berger & Company, L.L.P., 5500 Trabuco Road, Suite 150, Irvine California, 92820.

Effective February 21, 2006, our board of directors approved a change in our independent auditors. None of the reports of our former auditors, Hall & Company, Certified Public Accountants Inc., on our consolidated financial statements for the fiscal years ended December 31, 2004, 2003, and 2002 contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Although audited statements prepared by Hall & Company, Certified Public Accountants Inc. contained a going concern qualification, the financial statements did not contain any adjustments for uncertainties stated in them, nor have we had, at any time, disagreements with Hall & Company, Certified Public Accountants Inc., on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

We retained the certified public accounting firm of Mendoza Berger & Company, L.L.P., to serve as our independent accountants to audit our financial statements beginning with the year ended December 31, 2005. This engagement became effective February 21, 2006. We had not consulted Mendoza Berger & Company, L.L.P. before their engagement about the application of accounting principles to a specific transaction or the type of audit opinion that they might render on our financial statements or on any other matter that was the subject of any disagreement between ourselves and our former certifying accountants.

We elected to remain with our current audit engagement partner, who changed independent certified public accounting firms. We are pleased with the audit engagement partner’s past services and think the audit engagement partner’s familiarity with the Company’s activities from 2002 merited the transition to the new firm.

Item 8A.     Controls and Procedures.

Disclosure Controls and Procedures
Richard N. Jeffs, our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as the term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on his evaluation, Mr. Jeffs has concluded that, as of the Evaluation Date, Brek’s disclosure controls and procedures are effective in alerting Brek on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Page - 30

Changes in Internal Controls
During the quarter of the fiscal year covered by this report, we implemented no changes in our internal controls, or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures after the date we carried out this evaluation.

Item 8B. Other Information

During the fourth quarter of the fiscal year covered by this Form 10-KSB, we reported all information that was required to be disclosed in a report on Form 8-K.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Identify Directors and Executive Officers

Each of our directors holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Table 13 describes our management.

Table 13 Management
	Brek Energy Corporation	Brek Petroleum Inc.	Vallenar Energy Corp.	Brek Petroleum (California), Inc.
Richard N. Jeffs	Director, CEO, president, CFO	Director, president	Director, president	Director, president, CFO, corporate secretary
Gregory Pek	Director	n/a	n/a	n/a
Ian Robinson	Director	n/a	n/a	n/a
Michael L. Nazmack	Director	n/a	n/a	n/a
Eugene Sweeney	Director	n/a	n/a	n/a
Shawne Malone	Director	n/a	n/a	n/a
John daCosta	Treasurer	Treasurer and corporate secretary	Treasurer and corporate secretary	n/a
Anne McFadden	Corporate secretary	n/a	n/a	n/a

Richard N. Jeffs. Mr. Jeffs (60) has been our president and chief executive officer since February 2004 and a director and our chief financial officer since January 2005. Mr. Jeffs has been the sole director and president of Brek Petroleum Inc, since February 2004, and the sole director and officer of Brek Petroleum (California), Inc. since July 2004. In the past five years, Mr. Jeffs has been a self-employed businessman (since 1990) and a director of a private venture capital company (since 1999).

Potential conflict of interest: Richard N. Jeffs, is our president and chief executive officer and is also an officer and director of Trilogy Metals Inc., an inactive reporting company, which may impact the amount of time he spends on Brek’s business operations. Mr. Jeffs may have demands placed on his time that detract from the amount of time he is able to devote to Brek. Mr. Jeffs devotes at least 40 hours per week of his business time and attention to Brek’s activities as required. Although Mr. Jeffs has other business interests, he attends to Brek’s business as his first priority. Brek consents to and understands this potential conflict of interest.

Gregory Pek. Mr. Pek (50) has been a director of Brek since March 1999. Mr. Pek was a co-founder of Brek and was our president and chief executive officer from March 1999 until June 2000. Mr. Pek was the chairman of the board of Brek from June 2000 until November 2000. Mr. Pek was the president and co-chief executive officer of Brek from October 2000 until August 2001. From August 2001 until October 2002, Mr. Pek was the chief executive officer of Brek. Finally, from November 2003 until January 2005, Mr. Pek was the chief financial officer of Brek. Since December 2002, Mr. Pek has been a director and officer of Global Financial Network Limited, a private Hong Kong company. From 1994 to 1999, Mr. Pek was an executive officer of both David Resources Company Limited, a petroleum and wine trading company, and Kong Tai International Holdings Company Limited, a real property investment company. From September 1998 to February 1999, Mr. Pek was a director of Singapore Hong Kong Properties Investment Limited, another real property investment company. Mr. Pek obtained a Bachelor of Commerce from the University of British Columbia in 1978. In 1981, Mr. Pek received his chartered accountant designation after articling with Clarkson Gordon.

Page - 31

Ian Robinson. Mr. Robinson (66) has been a director of Brek since April 2001. Since 1995, Mr. Robinson has been the owner and managing director of Robinson Management Limited, a business consulting firm. In 1962, Mr. Robinson received his CPA designation from the Institute of Chartered Accountants of Australia.

Michael L. Nazmack. Mr. Nazmack (55) has been a director of Brek since March 31, 2003. Mr. Nazmack, a graduate of Penn State University with degrees in Mechanical and Civil and Structural Engineering, was granted his Professional Engineer’s Certificate from the states of California and Alaska in 1979. From 1977 until 1984 he worked for Santa Fe International Corporation on a number of oil and gas related projects and was the Project Engineer for the North Slope of Alaska’s oil field development, responsible for the planning, engineering and construction of over one billion dollars worth of oil and gas pipelines. From 1986 to 2003, Mr. Nazmack was the president of Longstown Development Corporation, a developer of 300 retirement condominium units. From 1993 to 2002, Mr. Nazmack was also the vice-president of York Condominium Constructors, Inc., which built another 300 retirement condominium units. For both these projects, Mr. Nazmack designed the units and the site layout, did the construction surveying, personally handled the permitting, sales, and the business, legal, and engineering matters on a daily basis. From February 1997 to May 2005, Mr. Nazmack was the Chairman of the board of York Industries, Inc. Mr. Nazmack was responsible for executive decisions such as purchasing of new machinery and computers and deciding to build a new facility. Once the decision was made Mr. Nazmack was responsible for the design and managed the construction of the new 60,000 square foot factory building, which York Condominium Constructors, Inc. built in 2001.

Eugene Sweeney. Mr. Sweeney (38) has been a director of Brek since October 2004. Mr. Sweeney has been an investment strategist for Griffin Asset Management LLC since September 2004. Mr. Sweeney was an equity and options trader from September 1999 to September 2004, working for Bushwood Trading until November 2001, then Stafford Trading until June 2002, and the TD Securities until September 2004.

Shawne Malone. Mr. Malone (37) has been a director of Brek since October 2004. In the past five years, Mr. Malone was an options specialist for TD Options LLC in New York, a subsidiary of TD Bank, a large multinational bank with headquarters in Toronto, Canada, from March 1999 to June 2004.  Mr. Malone has experience trading options on a variety of assets from equities to commodities to convertible bonds.  Mr. Malone is a co-founder of, and since July 2004, has been the Co-CEO of Griffin Asset Management LLC, a money management firm headquartered in Chicago.  Mr. Malone graduated from The Pennsylvania State University in 1997 with a BS in Finance and International Business.

(b) Identify Significant Employees

We have no significant employees.

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers, with the exception that Anne McFadden is the sister-in-law of Richard N. Jeffs.

(d) Involvement in Certain Legal Proceedings

(1)
No bankruptcy petition has been filed by or against any business of which any director was a general partner or an executive officer either at the time of the bankruptcy or within the two years before that time.

(2)	No director has been convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)
No director has been subject to any order, judgement or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)
No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Page - 32

(e) Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and we are not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following. Michael L. Nazmack and Eugene Sweeney both failed to file a Form 5 or to provide the Company with a written representation that a Form 5 was not required. The other affiliates, in lieu of filing a Form 5, provided the Company with a written representation that a Form 5 was not required.

(f) Audit Committee Financial Expert

We have no financial expert. We believe that the cost related to retaining a financial expert at this time is prohibitive and that, because, of our limited operations, the services of a financial expert are not warranted.

(g) Identification of Audit Committee

Our audit committee consists of Gregory Pek, Ian Robinson and Eugene Sweeney. The audit committee is responsible for (i) reviewing the scope of and the fees for the annual audit, (ii) reviewing with the independent auditors the corporate accounting practices and policies, (iii) reviewing with the independent auditors their final report, and (iv) being available to the independent auditors during the year for consultation purposes. Each member of the audit committee is independent within the meaning of Rule 4200(a)(15) of the NASD listing standards.

As of December 31, 2005, we did not have a written audit committee charter or similar document.

(h) Code of Ethics

We have adopted a code of ethics that applies to all of the executive officers and employees, including our CEO and CFO. A copy of our adopted code of ethics is attached to this annual report. See Exhibit 99.1 - Code of Ethics for more information. We have posted our code of ethics on our website at www.brekenergy.com. We undertake to provide any person with a copy of our code of ethics free of charge. Please contact Peter Forward at (604) 648-0511 to request a copy of our code of ethics. We believe that our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10. Executive Compensation.

We paid $490,334 in compensation to our named executive officers during our 2005 fiscal year as set out in Table 14.

Table 14 Summary Compensation Table
Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
Richard N. Jeffs CEO, president Oct 2002-Nov 2002 Feb 2004-present CFO Jan 2005-present	2003 2004 2005	n/a nil nil	n/a nil nil	n/a nil 88,000	n/a nil nil	n/a nil nil	n/a nil nil	n/a 226,250 [1] 177,000 [2] [3]
Gregory M. Pek CEO, president Mar 1999-Oct 2000 Aug 2001-Oct 2002 Co-CEO, president Oct 2000-Aug 2001 CFO Nov 2003-Jan 2005	2003 2004 2005	65,575 nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	50,000 [5] nil nil
Kenneth G.C. Telford CFO July 2000-Oct 2003	2003 2004 2005	50,909 n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	50,000 [6] n/a n/a
Ian Robinson Chairman Jan 2001-present	2003 2004 2005	12,000 nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	13,500 [7] nil nil
John daCosta Treasurer Feb 2005-present	2005	nil	nil	nil	nil	nil	nil	225,334 [4]
[1]  Richard N. Jeffs was paid 1,804,167 units valued at $226,250 for finder’s fee. The fair market value of Brek’s shares of common stock at the time of the issuances of these shares ranged from $0.15 per share to $0.38 per share. See “Item 5.(d) Recent Sale of Unregistered Securities” above for more details.
[2] Richard N. Jeffs was paid 333,334 units valued at $100,000 for finder’s fee. The fair market value of Brek’s shares of common stock at the time of the issuances of these shares ranged from $0.34 per share to $0.44 per share. See “Item 5.(d) Recent Sale of Unregistered Securities” above for more details.
[3] A company controlled by Richard N. Jeffs was paid $77,000 for rent.
[4] A company controlled by John daCosta was paid $225,334 in administrative fees.
[5] On April 14, 2003, Gregory Pek received 277,778 shares of common stock as settlement for $50,000 debt at a settlement price of $0.18 per share. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.21 per share.
[6] On April 14, 2003, Ken Telford received 277,778 shares of common stock as settlement for $50,000 debt at a settlement price of $0.18 per share. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.21 per share.
[7] On April 14, 2003, Ian Robinson received 75,000 shares of common stock as settlement for $13,500 debt at a settlement price of $0.18 per share. The fair market value of Brek’s shares of common stock at the time of the issuance of these shares was $0.21 per share.

Page - 33

Grant of Stock Options

We did not grant any stock options or stock appreciation rights during the last completed fiscal year.

Existing Stock Options

No stock options or stock appreciation rights were exercised during the last completed fiscal year. Stock options in the hands of named executive officers and senior management as of December 31, 2005, are set out in Table 15.

Table 15 Stock Options
Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options/SARs at FY-end (#)		Value of unexercised in-the-money options/SARs at FY-end ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Richard N. Jeffs	0	Nil	150,000 (1)	0	0	0
Gregory M. Pek	0	Nil	100,000	0	0	0
Ian Robinson	0	Nil	100,000	0	0	0
(1) Stock options granted to Wet Coast Management Corp., of which Richard N. Jeffs is the sole shareholder.

Page - 34

Long Term Incentive Plan Awards

We did not award any long term incentive plans during the last completed fiscal year.

Director Compensation

We have no written arrangements with any of our directors or between any of our subsidiaries and any of their directors whereby the directors are compensated for any services provided as directors. From time to time, we may grant certain directors who are not employees options to purchase our shares of common stock.

Termination of Employment

Neither we nor our subsidiaries have any employment agreements with any of our named executive officers, nor do we have any employment agreements or other compensating plans or arrangements with any named executive officer that provide for specific compensation if the officer resigns, retires or otherwise has his employment terminated, control of Brek changes, or the officer’s responsibilities change following a change in control.

Compensation Committee

Our compensation committee was established on January 31, 2005. Ian Robinson, Michael L. Nazmack and Eugene Sweeney were appointed to the compensation committee and will serve for one year or until they resign or are removed from the committee by a majority vote of the board of directors. Each member is a director and none is an employee. The compensation committee reviews and determines our executive compensation objectives and policies, administers our stock plans, and grants stock options.

Item 11. Security Ownership of Certain Beneficial Holders and Management.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

Table 16 summarizes the beneficial ownership of shareholders with more than five percent of the Company’s common stock.

Table 16 Security Ownership
(1) Title of class	(2) Name and address of beneficial owner	(3) Number and nature of beneficial ownership	(4) Percent of class [1]
shares of common stock	Richard N. Jeffs Third Floor 346 Kensington High Street London, UK, W14 8NS	15,077,336 [2] [3]	23.12% [4]
[1] Based on 61,098,090 shares of common stock issued and outstanding as of March 29, 2006, unless indicated otherwise.
[2] Includes 1,267,389 shares of common stock that are beneficially owned indirectly.
[3] Includes 3,962,501 warrants that that can be exercised into one share of common stock per warrant and 150,000 stock options that can be exercised into one share of common stock per stock option.
[4] Based on 65,210,591 shares of common stock on the assumption that all the warrants and stock options in footnote 3 are exercised.

Page - 35

 (b) Security Ownership of Management

Table 17 Management’s Security Ownership
(1) Title of class	(2) Name and address of beneficial owner	(3) Number and nature of beneficial ownership	(4) Percent of class [1]
shares of common stock	Richard N. Jeffs Third Floor 346 Kensington High Street London, UK, W14 8NS	15,077,336 [2] [3]	23.12% [4]
shares of common stock	Gregory M. Pek 902 Henley Building 5 Queens Road Central, Hong Kong	1,890,278 [5]	3.09% [6]
shares of common stock	Ian Robinson 902 Henley Boulevard 5 Queen Road Central, Hong Kong	870,000 [7] [8]	1.42% [9]
shares of common stock	Michael L. Nazmack 3280 Forrest Lane York, Pennsylvania, 17402	810,980	1.33%
shares of common stock	Eugene Sweeney 345 N. Lasalle Chicago, Illinois, 60610	1,546,033 [10] [11]	2.50% [12]
shares of common stock	Shawne Malone 151 W. Burton Place Coach House #2 Chicago, Illinois, 60610	355,592 [13] [14]	0.58% [15]
shares of common stock	Directors and executive officers (as a group)	20,550,219 [16]	31.0% [17]
[1] Based on 61,098,090 shares of common stock issued and outstanding as of March 29, 2006, unless indicated otherwise.
[2] Includes 1,267,389 shares of common stock that are beneficially owned indirectly.
[3] Includes 3,962,501 warrants that that can be exercised into one share of common stock per warrant and 150,000 stock options that can be exercised into one share of common stock per stock option.
[4] Based on 65,210,591 shares of common stock on the assumption that all the warrants and stock options in footnote #3 above are exercised.
[5] Includes 100,000 stock options that can be exercised into one share of common stock per stock option.
[6] Based on 61,198,090 shares of common stock on the assumption that all stock options in footnote #5 above are exercised.
[7] Includes 125,000 shares of common stock that are beneficially owned indirectly.
[8] Includes 100,000 stock options that can be exercised into one share of common stock per stock option.
[9] Based on 61,198,090 shares of common stock on the assumption that all stock options in footnote #8 above are exercised.
[10] Includes 718,742 shares of common stock that are beneficially owned indirectly.
[11] Includes 718,742 warrants that that can be exercised into one share of common stock per warrant.
[12] Based on 61,816,832 shares of common stock on the assumption that all warrants in footnote 11 above are exercised.
[13] Includes 69,520 shares of common stock that are beneficially owned indirectly.
[14] Includes 144,520 warrants that that can be exercised into one share of common stock per warrant.
[15] Based on 61,242,610 shares of common stock on the assumption that all warrants in footnote 14 above are exercised.
[16] Includes 4,825,763 warrants that that can be exercised into one share of common stock per warrant and 350,000 stock options that can be exercised into one share of common stock per stock option.
[17] Based on 66,273,853 shares of common stock on the assumption that all warrants and stock options listed above in footnote 16 are exercised.

Page - 36

Richard N. Jeffs, the CEO and president of Brek, beneficially owns 1,877,000 common shares of Vallenar Energy Corp., a majority-owned subsidiary of Brek. See “Item 1- Description of Business” and “Item 2 - Description of Property” above for more details on the subsidiary. Mr. Jeffs’ beneficial interest in Vallenar Energy Corp. represents 17.06% voting interest in Vallenar Energy Corp. Mr. Jeffs also is entitled to a royalty on Vallenar’s production.

(c) Changes in Control

We are not aware of any arrangement that could result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

(a) Transactions with Related Parties

During the last two fiscal years, no director, executive officer or security holder has had any direct or indirect material interest in any transaction or a series of similar transactions that exceeded $60,000 to which the Company was a party, except for the following:

We granted an option on May 1, 2004, to Griffin Asset Management, LLC, a drilling fund, which gave the drilling fund the right to contribute 50% of the drilling and completion costs of any well in which we participate in Utah and Wyoming in exchange for 50% of our production and working interest in the well. This right increases to 100% if we elect not to participate in the well. The drilling fund must pay us a fee equal to 7.5% of the estimated costs of the work when it elects to participate (adjusted when the work is finished to equal 7.5% of the actual costs), and a 7% royalty (subject to adjustment in certain circumstances). The agreement ends on the earlier of April 30, 2012, and the date on which the drilling fund acquires an interest 100 wells. The drilling fund has not exercised any rights under this agreement. See Exhibit 10.6 - Option to Acquire Interests in Oil and Gas Properties for more details.

Eugene Sweeney and Shawne Malone each have a 50% beneficial interest in Griffin Asset Management, LLC; and Mr. Malone is the co-CEO of Griffin Asset Management, LLC. Mr. Sweeney and Mr. Malone are directors of Brek.

Page - 37

Item 13. Exhibits.

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements for the period ended December 31, 2005	Included
3.1	Amended and Restated Articles of Incorporation filed as an Exhibit to Brek’s Form 10-K/A filed on May 14, 2002, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to Brek’s registration statement on Form 10 filed on October 21, 1999, and incorporated herein by reference.	Filed
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

Filed
21	List of Subsidiaries, filed as an attached exhibit to Brek’s Form 10-KSB (2002 - Annual Report) filed on November 21, 2005, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics, filed as an attached exhibit to Brek’s Form 10-KSB (2004 - Annual Report) filed on November 21, 2005, and incorporated herein by reference.	Filed

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

2005 - $21,525 - Mendoza Berger & Company, L.L.P
2004 - $0 - Mendoza Berger & Company, L.L.P

2005 - $11,168- Hall & Company, Certified Public Accountants Inc.
2004 - $17,888- Hall & Company, Certified Public Accountants Inc.

2005 - $8,025 - Dale Matheson Carr-Hilton Labonte, Chartered Accountants
2004 - $0 - Dale Matheson Carr-Hilton Labonte, Chartered Accountants

Page - 39

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Brek’s financial statements and are not reported in the preceding paragraph were:

2005 - $0 - Mendoza Berger & Company, L.L.P
2004 - $0 - Mendoza Berger & Company, L.L.P

2005 - $0 - Hall & Company, Certified Public Accountants Inc.
2004 - $0- Hall & Company, Certified Public Accountants Inc.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2005 - $5,000 - Mendoza Berger & Company, L.L.P
2004 - $0 - Mendoza Berger & Company, L.L.P

2005 - $0, - Hall & Company, Certified Public Accountants Inc.
2004 - $4,900- Hall & Company, Certified Public Accountants Inc.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) above were:

2005 - $0 - Mendoza Berger & Company, L.L.P
2004 - $0 - Mendoza Berger & Company, L.L.P

2005 - $0 - Hall & Company, Certified Public Accountants Inc.
2004 - $0- Hall & Company, Certified Public Accountants Inc.

2005 - $0 - Deloitte Touche Tohmatsu, Chartered Accountants
2004 - $0 - Deloitte Touche Tohmatsu, Chartered Accountants

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

Page - 40

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Brek has caused this report to be signed on its behalf by the undersigned duly authorized person.

BREK ENERGY CORPORATION

By: Richard N. Jeffs
Name:  Richard N. Jeffs
Title: Director and CEO
Dated: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Brek and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/Richard N. Jeffs	President, CEO, Principal Executive Officer, CFO, Principal Financial Officer and a member of the Board of Directors	March 31, 2006
/s/Greggory N. Pek	Member of the Board of Directors	March 31, 2006
/s/Ian Robinson	Member of the Board of Directors	March 31, 2006
/s/ Michael L. Nazmack	Member of the Board of Directors	March 31, 2006
/s/Eugene Sweeney	Member of the Board of Directors	March 30, 2006
/s/Shawne Malone	Member of the Board of Directors	March 30, 2006

Page - 41

Exhibit 31

Page - 42

BREK ENERGY CORPORATION
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Richard N. Jeffs, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Brek Energy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date: March 31 2006

/s/Richard N. Jeffs
Richard N. Jeffs
Chief Executive Officer

Page - 43

BREK ENERGY CORPORATION
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Richard N. Jeffs, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Brek Energy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date: March 31, 2006

/s/Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

Page - 44

Exhibit 32

Page - 45

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Brek Energy Corporation (“Brek”) on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, President and Chief Executive Officer of Brek and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/Richard N. Jeffs
Richard N. Jeffs
Chief Executive Officer

March 31, 2006

Page - 46

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Brek Energy Corporation (“Brek”) on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard n. Jeffs, Chief Financial Officer of Brek and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

s/Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

March 31, 2006

Page - 47

Exhibit A
Financial Statements

Page - 48

BREK ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2005 and 2004

AND FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

Page - 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 50

Mendoza Berger & Company, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Brek Energy Corporation

We have audited the accompanying consolidated balance sheet of Brek Energy Corporation, as of December 31, 2005 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Brek Energy Corporation, as of December 31, 2004 were audited by other auditors, whose report dated September 21, 2005, on those statements included an explanatory paragraph that described the uncertainty of the Company’s ability to continue as a going concern discussed in Note 11 to the consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brek Energy Corporation as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP

Irvine, California
March 24, 2006

Page - 51

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

HALL & COMPANY
Irvine, California

Page - 52

BREK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
AT DECEMBER 31, 2005 AND 2004

	2005	2004

ASSETS

Current Assets

Cash	$58,113	$230,848
Trade accounts receivable	120,110	56,802
Prepaids	3,415	1,238
Due from related party (Note 4)	-	116,594

	181,638	405,482

Oil and gas properties (Note 3)	5,914,210	4,800,422

TOTAL ASSETS	$6,095,848	$5,205,904

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$756,375	$1,026,158
Due to related parties (Note 4)	455,750	168,733

TOTAL LIABILITIES	1,212,125	1,194,891

Commitments and contingencies (Note 11)

Minority interest	74,916	70,001

STOCKHOLDERS' EQUITY

Share capital (Note 5)
Authorized
300,000,000 common shares, $0.001 par value
Issued and outstanding
59,498,090 and 55,331,420 common shares	59,498	55,331
Additional paid in capital	65,364,249	56,706,041
Common stock purchase warrants	977,973	8,515,348
Deficit	(61,592,913)	(61,335,708)

TOTAL STOCKHOLDERS' EQUITY	4,808,807	3,941,012

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,095,848	$5,205,904

The accompanying notes are an integral part of these consolidated financial statements

Page - 53

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Revenue	$764,802	$363,053

Expenses

Operating expenses
General and administrative	934,715	351,900
Depletion	82,377	-

Total operating expenses	1,017,092	351,900

Net (loss) income before Minority Interest	(252,290)	11,153

Minority Interest	(4,915)	(4,659)

Net (loss) income	$(257,205)	$6,494

Basic and diluted (loss) earnings per share	$(0.01)	$0.01

Weighted Average Shares Outstanding	58,980,007	41,903,934

The accompanying notes are an integral part of these consolidated financial statements

Page - 54

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2004

					Accumulated
	Common Stock Issued		Additional	Common Stock	Other
	Number of		Paid in	Purchase	Comprehensive
	Shares	Amount	Capital	Warrants	(Loss) Income	Total

Balance, January 1, 2004	28,713,630	$28,714	$54,021,239	$8,016,124	$(61,342,202)	$723,875

Units issued for cash	23,438,623	23,438	2,332,981	785,474	-	3,141,893
Units issued for debt	3,179,167	3,179	218,071	73,750	-	295,000
Finders fees	-	-	(226,250)	-	-	(226,250)
Common stock purchase warrants, expired	-	-	360,000	(360,000)	-	-
Net income for the year ended
December 31, 2004	-	-	-	-	6,494	6,494

Balance, December 31, 2004	55,331,420	55,331	56,706,041	8,515,348	(61,335,708)	3,941,012

Units issued for cash	3,333,336	3,334	746,666	250,000	-	1,000,000
Units issued for debt	333,334	333	74,667	25,000	-	100,000
Warrants exercised for cash	500,000	500	124,500	-	-	125,000
Finders fees	-	-	(100,000)	-	-	(100,000)
Common stock purchase warrants, exercised	-	-	18,750	(18,750)	-	-
Common stock purchase warrants, expired	-	-	7,793,625	(7,793,625)	-	-
Net loss for the year ended,
December 31, 2005	-	-	-	-	(257,205)	(257,205)

Balance, December 31, 2005	59,498,090	$59,498	$65,364,249	$977,973	$(61,592,913)	$4,808,807

The accompanying notes are an integral part of these consolidated financial statements

Page - 55

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

CASH FLOWS USED IN OPERATING ACTIVITIES

Net (loss) income for the year	$(257,205)	$6,494

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depletion, oil and gas	82,377	-
Minority interest	4,915	4,659

	(169,913)	11,153
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(63,308)	(50,774)
Increase in prepaids	(2,177)	(1,238)
Decrease (increase) in amounts due from related party	116,594	(116,594)
Decrease in accounts payable and accrued liabilities	(269,783)	(288,954)
Increase (decrease) in amounts due to related parties	287,017	(5,879)

NET CASH USED IN OPERATING ACTIVITIES	(101,570)	(452,286)

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash spent on oil and gas properties	(1,196,165)	(2,461,077)

NET CASH USED IN INVESTING ACTIVITIES	(1,196,165)	(2,461,077)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Proceeds from issuance of units	1,000,000	3,141,893
Proceeds from exercise of warrants	125,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,125,000	3,141,893

Net (decrease) increase in cash	(172,735)	228,530

Cash at the beginning of year	230,848	2,318

Cash at the end of year	$58,113	$230,848

Supplemental cash information:

Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$-

Non Cash Transactions:

Issuance of common shares in settlement of debt	$-	$32,405
Issuance of common shares in settlement of amounts due to related parties	$-	$36,345
Issuance of common shares to an officer in payment of finders fees	$100,000	$226,250

The accompanying notes are an integral part of these consolidated financial statements

Page - 56

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

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

Pursuant to an agreement and plan of merger dated February 12, 1999, JRL Resources was merged with and into Brek Energy Corporation (formerly First Ecom.com, Inc.) (“BREK” or the Company”), a company incorporated in the State of Nevada on February 12, 1999, with no shares issued and outstanding. Pursuant to the agreement and plan of merger, all of the 12,040,000 outstanding common shares of JRL Resources were exchanged on a one-for-one basis for newly issued shares of BREK, with BREK being the surviving corporation. For accounting purposes, this merger was treated as a re-incorporation of JRL Resources as BREK.

The Company was originally established to facilitate of e-commerce transactions for merchants and banks across the Internet. The Company developed an electronic gateway to convert consumers’ credit card information, collected by merchants on the Internet, into a format that could be processed by banks. The Company disposed of its payment processing business on September 30, 2002.

During 2001, the Company changed its primary business from electronic payment processing to that of oil and gas exploration. On July 19, 2001, the Company acquired a 26% non-dilutable voting interest in Gasco Energy, Inc., (“Gasco”). On July 16, 2002, the Company exchanged all of its shareholdings in Gasco for an undivided interest in all of Gasco’s undeveloped mineral leases in Utah, Wyoming, and California. At the same time, the Company acquired an additional undivided interest in Gasco’s undeveloped mineral leases from certain third parties in exchange for the issuance of 4,125,000 shares of the Company. The main focus of the Company’s oil and gas exploration business has been centered in the United States.

In March 2002, the Company acquired a 26% non-dilutable voting interest in Vallenar Energy Corp. (“Vallenar”) another company engaged in oil and gas exploration. On June 28, 2002, the Company increased its ownership of Vallenar to 51.53%.

Page - 57

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

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

Fair Value of Financial Instruments
The carrying values reflected in the consolidated balance sheets for cash, trade accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short term nature of these instruments. Amounts due to related parties approximate their fair value due to the related party nature of the debt.

Revenue Recognition
Oil and gas revenue is recognized as income when the oil or gas is produced and sold.

Long-Lived Assets
At December 31, 2005 and 2004 the Company’s only long lived asset was its oil and gas properties. At December 31, 2005 and 2004 the Company determined that the oil and gas properties reflected their fair value and did not recognize an impairment loss.

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

Page - 58

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Research and Development and Advertising
Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $Nil in each of the years ended December 31, 2005 and 2004. Advertising costs amounted to $11,954 and $18,368 for the years ended December 31, 2005 and 2004.

Comprehensive Income
Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. The Company had no comprehensive income for the years ended December 31, 2005 and 2004.

Oil and Gas Properties
The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas leases and acquisition and development of oil and gas properties are capitalized into a single cost centre (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Depletion of exploration and development costs is computed using the units of production method based upon estimated proven oil and gas reserves. The costs of unproved properties are withheld from the depletion base until it is determined whether or not proved reserves can be assigned to the properties. The properties are reviewed annually for impairment.

Total well costs are transferred to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion and depreciation purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved gas reserves plus the cost or estimated fair value, if lower, of unproven properties. In accordance with SFAS 143 and SAB 106, future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, have been excluded from the present value of estimated future net cash flows used in the ceiling test calculation. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

Page - 59

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Net (Loss) Income Per Common Share (“EPS”)
Basic net (loss) income per share is computed by dividing net (loss ) or net income attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. The shares of restricted common stock granted to certain officers, directors and employees of the Company are included in the computation only after the shares become fully vested. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period).

Potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would have been anti-dilutive.

As of December 31, 2005, the Company had 59,498,090 shares of common stock issued and outstanding. The Company also had 1,580,000 shares of common stock issuable upon exercise of outstanding options and 18,784,460 shares of common stock issuable upon exercise of outstanding warrants. Additional options or warrants may be granted to purchase 3,320,000 shares of common stock under the Company’s 2001 stock option plan.

Stock-based Compensation
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) is effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) eliminates the option to use APB 25’s intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

On July 1, 2005, the Company adopted the “modified prospective method” which requires the Company to recognize compensation costs, for all share-based payments granted, modified or settled, in financial statements issued subsequent to July 1, 2005, as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed. The adoption of SFAS 123(R) did not have a material effect on the Company’s financial condition or results of operations because subsequent to July 1, 2005, the Company did not enter into any share-based transactions.

Prior to July 1, 2005, the Company accounted for its stock-based compensation using APB 25 and related interpretations. Under APB 25, compensation expense was recognized for stock options with an exercise price that was less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost was recognized for these options prior to June 30, 2005.

Page - 60

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation, continued
Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net (loss) income and net (loss) income per share for the years ended December 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

	For the Year Ended	For the Year Ended
	December 31, 2005	December 31, 2004
Net (loss) Income attributable to common shareholders:

As reported	$(257,205)	$6,494
Stock-based employee compensation
determined under the fair value based method	-	-
Pro forma	$(257,205)	$6,494
Net loss per common share:

As reported	$(0.01)	$0.01
Pro forma	$(0.01)	$0.01

The fair value of the common stock options granted during the years ended December 31, 2005 and 2004, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

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
December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets, which changes the guidance in APB 29, Accounting for Nonmonetary Transactions. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this SFAS 153 are to be applied prospectively and are effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of SFAS 153 to have a material impact on its financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect adoption of SFAS 154 to have a material impact on its financial condition or results of operations.

Reclassifications
Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the results of operations of financial position for any year presented.

NOTE 3 - OIL AND GAS PROPERTIES

The Company has an interest in 114,428 gross acres (17,115 net acres) in the Uinta Basin region in Utah, 89,745 gross acres (14,109 net acres) in the Greater Green River Basin of Wyoming and 3,315 gross acres (828 net acres) in Kern County and San Luis Obispo County in California and they own 51.53% of a company which owns approximately 97% of 9,191 gross acres (8,865 net acres) in Edwards County in Texas.

Page - 62

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 3 - OIL AND GAS PROPERTIES, continued

The following table presents information regarding the Company’s costs incurred for the purchase of proved and unproved properties, in exploration and development activities and charges for depletion:

	December 31,
	2005	2004
Property acquisition costs:
Unproved	$ 300	$ 300
Proved	3,717,850	2,832,560
Exploration and development expenditures	2,278,437	1,967,562
Depletion	(82,377)	-

Total	$ 5,914,210	$ 4,800,422

At December 31, 2005 and 2004, the Company’s proved and unproved oil and gas properties consisted of leasehold interests and exploration and development costs related to their oil and gas properties in Texas, Utah, Wyoming and California. At December 31, 2005 and 2004, the Company’s oil and gas properties were valued as follows:

	December 31, 2005	December 31, 2004
Proved and Unproved Properties

Property acquisition costs:

Utah	$3,717,850	$2,832,560
Wyoming	100	100
California	100	100
Texas	100	100

Exploration & development costs:

Utah	2,264,489	1,967,562
Wyoming	13,948	-

Depletion	(82,377)	-
Total	$5,914,210	$4,800,422

Page - 63

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 3 - OIL AND GAS PROPERTIES, continued

The Company’s proven and unproven properties in Utah are evaluated based on annual reserve studies for the possibility of potential impairment. As a result of reserves studies completed at December 31, 2005 and 2004, no impairment charges were recorded against the Utah property during 2005 or 2004. At December 31, 2005 and 2004, the reserve studies reported that the present value, discounted at 10% of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower of unproven properties was approximately $9.2 million and $5.7 million (calculated, based on estimated net revenues of $26.5 million and $18.5 million). The present value of estimated future net revenues was computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of December 31, 2005 and 2004, assuming the continuation of existing economic conditions.

The Company’s Texas, California and Wyoming, proven and unproven properties are evaluated periodically for the possibility of potential impairment. At December 31, 2005 and 2004, it was determined that the properties we recorded a fair value and no impairment charges were recorded against these properties.

NOTE 4 - RELATED PARTY TRANSACTIONS

At December 31, 2005 and 2004, the Company was indebted to a director in the amount of $123,463.

At December 31, 2005 and 2004, the Company was indebted to a director in the amount of $12,000.

At December 31, 2005 and 2004, the Company had $18,856 and $26,272 in accounts payable to directors, former directors or companies controlled by directors or officers.

At December 31, 2005 and 2004, the Company had $Nil and $116,594 in accounts receivable from a limited partnership controlled by relatives of two of the Company’s directors.

At December 31, 2005 and 2004, an officer of the Company received shares in payment of finder’s fees of $100,000 and $226,250 and in payment of debt of $nil and $25,951. (Note 5) During the year ended December 31, 2005 the Company paid $88,000 in management fees to this same officer and at December 31, 2005 and 2004, the Company was indebted to this officer in the amount of $232,586 and $6,998.

During the year ended December 31, 2005 the Company paid $55,000 in professional fees to a relative of an officer and at December 31, 2005, the Company was indebted to this relative in the amount of $25,000.

During the year ended December 31, 2005 the Company paid $77,000 in rent to a company controlled by an officer. At December 31, 2005, the Company was indebted to this company in the amount of $21,000.

During the year ended December 31, 2005 the Company paid $225,334 to a company controlled by an officer of the Company. At December 31, 2005, the Company was indebted to this company in the amount of $22,845.

During the year ended December 31, 2005, an officer of the Company exercised 500,000 share purchase warrants at $0.25 per share. (Note 5)

NOTE 5 - COMMON STOCK

On March 3, 2004, the Company issued a total of 8,750,000 units at $0.05 for each unit, by way of a private placement for cash of $437,500. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants had a term of one year and expired on March 3, 2005. The fair value of the warrants was estimated to be $109,375 and was recorded as a separate component of stockholders’ equity. (Note 8)

On March 3, 2004, the Company issued a total of 875,000 units, to an officer of the Company, at $0.05 for each unit, for finders’ fees of $43,750. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants had a term of one year and expired on March 3, 2005. The fair value of the warrants was estimated to be $10,938 and was recorded as a separate component of stockholders’ equity. (Notes 4 and 8)

On March 3, 2004, the Company issued a total of 519,020 units, to an officer of the Company, at $0.05 for each unit, in exchange for debt totaling $25,951. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants had a term of one year and expired on March 3, 2005. The fair value of the warrants was estimated to be $6,488 and was recorded as a separate component of stockholders’ equity. (Notes 4 and 8)

On May 6, 2004, the Company issued a total of 4,666,667 units at $0.15 for each unit, by way of a private placement for cash of $700,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.25. The warrants have a term of three years and will expire on May 6, 2007. The fair value of the warrants was estimated to be $175,000 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On May 6, 2004, the Company issued a total of 66,667 units, to an officer of the Company, at $0.15 for each unit, for finders’ fees of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.25. The warrants have a term of three years and will expire on May 6, 2007. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 8)

On May 6, 2004, the Company issued a total of 855,980 units at $0.05 for each unit, in exchange for debt totaling $42,799. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and expired on May 6, 2005. The fair value of the warrants was estimated to be $10,700 and was recorded as a separate component of stockholders’ equity. (Note 8)

On May 24, 2004, the Company issued a total of 2,000,000 units at $0.20 for each unit, by way of a private placement for cash of $400,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 24, 2007. The fair value of the warrants was estimated to be $100,000 and has been recorded as a separate component of stockholders’ equity. (Note 8)

Page - 64

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 5 - COMMON STOCK, continued

On May 24, 2004, the Company issued a total of 1,500,000 units at $0.20 for each unit, by way of a private placement for cash of $300,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 24, 2007. The fair value of the warrants was estimated to be $75,000 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On May 24, 2004, the Company issued a total of 350,000 units to an officer of the Company, at $0.20 for each unit, for finders’ fees of $70,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 24, 2007. The fair value of the warrants was estimated to be $17,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 8)

On May 28, 2004, the Company issued a total of 250,000 units at $0.20 for each unit, by way of a private placement for cash of $50,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 28, 2007. The fair value of the warrants was estimated to be $12,500 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On May 28, 2004, the Company issued a total of 25,000 units to an officer of the Company, at $0.20 for each unit, for finders’ fees of $5,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 28, 2007. The fair value of the warrants was estimated to be $1,250 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 8)

On October 14, 2004, the Company issued a total of 1,396,956 units at $0.20 per unit by way of a private placement for cash of $279,392. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on October 14, 2006. The fair value of the warrants was estimated to be $69,848 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On November 30, 2004, the Company issued a total of 550,000 units at $0.20 per unit by way of a private placement for cash of $110,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on November 30, 2007. The fair value of the warrants was estimated to be $27,500 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On November 30, 2004, the Company issued a total of 55,000 units, to an officer of the Company at $0.20 per unit for finders’ fees of $11,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on November 30, 2007. The fair value of the warrants was estimated to be $2,750 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 8)

Page - 65

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 5 - COMMON STOCK, continued

On November 30, 2004, the Company issued a total of 75,000 units at $0.20 per unit by way of a private placement for cash of $15,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $3,750 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On November 30, 2004, the Company issued a total of 3,750,000 units at $0.20 per unit by way of a private placement for cash of $750,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $187,500 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On November 30, 2004, the Company issued a total of 382,500 units, to an officer of the Company at $0.20 per unit for finders’ fees of $76,500. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $19,125 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 8)

On December 21, 2004, the Company issued a total of 500,000 units at $0.20 per unit by way of a private placement for cash of $100,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on December 21, 2006. The fair value of the warrants was estimated to be $25,000 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On December 21, 2004, the Company issued a total of 50,000 units, to an officer of the Company at $0.20 per unit for finders’ fees of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on December 21, 2006. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 8)

On January 18, 2005, the Company issued a total of 2,166,668 units at $0.30 per unit by way of a private placement for cash of $650,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 18, 2007. The fair value of the warrants was estimated to be $162,500 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On January 18, 2005, the Company issued a total of 216,667 units, to an officer of the Company at $0.30 per unit for finders’ fees of $65,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 18, 2007. The fair value of the warrants was estimated to be $16,250 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 8)

Page - 66

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 5 - COMMON STOCK, continued

On January 24, 2005, the Company issued a total of 1,000,000 units at $0.30 per unit by way of a private placement for cash of $300,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 24, 2007. The fair value of the warrants was estimated to be $75,000 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On January 24, 2005, the Company issued a total of 100,000 units, to an officer of the Company at $0.30 per unit for finders’ fees of $30,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 24, 2007. The fair value of the warrants was estimated to be $7,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 8)

On February 7, 2005, the Company issued a total of 133,334 units at $0.30 per unit by way of a private placement for cash of $40,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years, 40,000 warrants will expire January 17, 2007, and 93,334 warrants will expire on February 7, 2007. The fair value of the warrants was estimated to be $10,000 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On July 7, 2005, the Company issued a total of 33,334 units at $0.30 per unit by way of a private placement for cash of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on July 7, 2007. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On July 7, 2005, the Company issued a total of 16,667 units at $0.30 per unit to an officer for finders’ fees of $5,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on July 7, 2007. The fair value of the warrants was estimated to be $1,250 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 8)

On July 29, 2005, the Company issued 400,000 common shares at $0.25 per share for $100,000 cash when an officer of the Company exercised 400,000 share purchase warrants. (Notes 4 and 8)

On September 28, 2005, the Company issued 100,000 common shares at $0.25 per share for cash of $25,000 when an officer of the Company exercised 100,000 share purchase warrants. (Notes 4 and 8)

Page - 67

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 6 - STOCKHOLDER RIGHTS PLAN

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

At December 31, 2005 and 2004, the Company had reserved 297,490,450 and 276,657,100 shares for the potential rights for the issued, outstanding and subscribed shares and 101,822,300 and 147,624,025 for the potential exercise of outstanding options and warrants. At December 31, 2005, the Company would not be able to implement the Rights Plan unless the number of authorized shares of common stock increased to satisfy share issuances for all issued and outstanding shares and the exercise of all warrants and stock options.

NOTE 7 - STOCK OPTIONS

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

During the years ended December 31, 2005 and 2004, no stock options were granted, exercised, repriced or cancelled by the Company.

The following is a summary of the activity of the Company’s 2001 stock option/warrant plan for the year ended December 31, 2005:

	Shares Under	Weighted Average
	Option	Exercise Price
Outstanding, at December 31, 2002	1,630,000	$0.40
Cancelled	(50,000)	0.55
Outstanding, at December 31, 2005 and 2004	1,580,000	$0.44

The weighted average fair value of the outstanding options in 2005 and 2004 was $0.65.

At December 31, 2005 and 2004 the weighted-average remaining contractual life of the outstanding options was .64 and 1.45 years.

Page - 68

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 7 - STOCK OPTIONS, continued

The following table presents additional information related to the options outstanding as of December 31, 2005.

Exercise Price per Share	Number of Shares Outstanding	Number of Shares Exercisable
$0.40	1,210,000	1,210,000
$0.55	370,000	370,000
Total	1,580,000	1,580,000

During the years ended December 31, 2005 and 2004, the Company did not record any compensation costs.

NOTE 8 - WARRANTS

During the year ended December 31, 2005, the Company issued 3,666,670 warrants exercisable at $0.50 for a two year period. During the year ended December 31, 2005, 12,327,015 warrants expired and 500,000 warrants were exercised. (Note 5)

During the year ended December 31, 2004, the Company issued 26,617,790 warrants exercisable at between $0.25 and $0.35 for one to three year periods. During the year ended December 31, 2004, 516,667 warrants expired. (Note 5)

Warrants Outstanding
At December 31, 2005, the Company had the following share purchase warrants outstanding:

Number of Shares	Exercise Price Per Share	Expiry Date

1,500,000	0.30	May 24, 2007
1,396,956	0.35	October 14, 2006
75,000	0.35	November 30, 2006
4,132,500	0.35	November 30, 2006
550,000	0.35	December 21, 2006
4,233,334	0.25	May 6, 2007
2,350,000	0.30	May 24, 2007
275,000	0.30	May 28, 2007
605,000	0.30	November 30, 2007
40,000	0.50	January 17, 2007
2,383,335	0.50	January 18, 2007
1,100,000	0.50	January 24, 2007
93,344	0.50	February 7, 2007
50,001	0.50	July 7, 2007
18,784,460

Page - 69

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 9 - INCOME TAXES

Income tax expense has not been recognized for the years ended December 31, 2005 and 2004 and no taxes were payable at December 31, 2005 or 2004, because the Company has incurred losses since its inception.

The components of the Company’s net losses are as follows:

	2005	2004

United States of America	$(4,690,568)	$(4,275,642)
Hong Kong	-	(126)
Other countries (British Virgin Islands, Bermuda and Canada)	(829)	-
	$(4,691,397)	$(4,275,768)

As of December 31, 2005 and 2004, the Company had the following deferred tax assets that primarily relate to net operating losses. A 100% valuation allowance has been established, as management believe it is more likely than not that the deferred tax assets will not be realized.

	2005	2004

Federal loss carryforwards	$11,360,810	$10,047,451
State loss carryforwards, Nevada	-	-
Foreign loss carryforwards	2,991,796	2,991,564

Less: Valuation allowance	(14,352,606)	(13,039,015)
	$-	$-

The Company’s valuation allowance increased during 2005 and 2004 by $1,313,591 and $1,197,200.

At December 31, 2005 and 2004 the Company had the following net operating loss carryforwards (“NOL’s”):

	2005	2004

United States	$39,479,529	$34,788,961
Foreign (Canada, Hong Kong, Bermuda and British Virgin Islands)	20,518,163	20,517,334
	$59,997,692	$55,306,295

The federal NOL’s expire through December 31, 2025 and the Hong Kong NOL’s can be carried forward indefinitely.

Page - 70

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 10 - SEGMENTED INFORMATION

The Company only has one business, an oil and gas business in the United States of America.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company had no lease commitments at December 31, 2005 or 2004.

Rent expense for the years ended December 31, 2005 and 2004, was $77,000 and $nil.

Going Concern
During the year ended December 31, 2002, the Company changed its business direction and has been focusing on its oil and gas business. As such, the Company has accumulated a deficit of approximately $62 million to date and additional financing will be required by the Company to support development of its oil and gas properties until such time as the Company achieves positive cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Contingent liability
In February 2003 the debtor and guarantor of a note receivable commenced legal action against the Company, in Bermuda, claiming that the Company and its former subsidiary, First Ecom Systems Limited, had promised to develop and supply them with certain software. As a result of this litigation the debtor ceased making the required installment payments on March 1, 2003. The directors believed that this lawsuit is without merit, as there was no condition to develop software for the debtor, and filed a defense and counterclaim on May 8, 2003. The debtor filed a reply and defense on May 21, 2003. No further action by either party has transpired since May 21, 2003.

Commitments
As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

NOTE 12 - SUBSEQUENT EVENTS

Common Shares and Warrants
On January 30, 2006, an officer of the Company exercised 800,000 share purchase warrants for 800,000 shares of the Company’s common stock at $0.25 per share.

During February and March, 2006, a total of 800,000 units were issued or subscribed for at $0.50 per unit, by way of a private placement for cash of $400,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.90 and expire within one year of the date of issuance. The fair value of the warrants is estimated to be $100,000 (25% of the $400,000 in proceeds) and will be recorded as a separate component of stockholders’ equity.

Page - 71

EXHIBIT 23.1

Page - 72

16140 SAND CANYON AVE., SUITE 100
IRVINE, CALIFORNIA 92618
HALL&COMPANY Certified Public Accountants, Inc. (949) 910-HALL (4255)
 TAX, FINANCIAL AND MANAGEMENT CONSULTING SERVICES FAX (949) 910-4256

Consent of Independent Registered Public Accounting Firm

We consent to the inclusion in this annual report on Form 10-KSB (File No. 000-27753) of our report dated September 21, 2005 on our audits of the financial statements of Brek Energy Corp. as of December 31, 2004 and 2003 and for the years then ended.

/s/ Hall & Company
Hall & Company
Irvine, California
April 1, 2006

Page - 73