Form 10QSB
period 2006-03-31
BREK ENERGY CORP
filed 2006-05-15
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

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
[   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 12, 2006
Shares of common stock - $0.001 par value	61,098,090

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BREK ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As at March 31, 2006 and December 31, 2005 and
for the three month periods ended March 31, 2006 and 2005

UNAUDITED

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

BREK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	March 31	December 31
	2006	2005

ASSETS

Current Assets

Cash	$272,421	$58,113
Accounts receivable	-	120,110
Prepaids	738	3,415

	273,159	181,638

Oil and gas properties, net of $99,023 and $nil accumulated amortization (Note 3)	6,356,724	5,914,210

TOTAL ASSETS	$6,629,883	$6,095,848

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$1,065,022	$756,375
Due to related parties (Note 4)	210,319	455,750

TOTAL LIABILITIES	1,275,341	1,212,125

Commitments and contingencies (Note 11)

Minority interest	70,133	74,916

STOCKHOLDERS' EQUITY

Share capital (Note 5)
Authorized
300,000,000 common shares, $0.001 par value
Issued and outstanding
61,098,090 and 59,498,090 common shares	61,098	59,498
Additional paid in capital	65,892,649	65,364,249
Common stock purchase warrants	1,047,973	977,973
Deficit	(61,717,311)	(61,592,913)

TOTAL STOCKHOLDERS' EQUITY	5,284,409	4,808,807

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,629,883	$6,095,848

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
	2006	2005

Revenue	$150,763	$144,566

Operating expenses
General and administrative	261,090	219,609

Total operating expenses	261,090	219,609

Loss from operations before other expenses	(110,327)	(75,043)

Other expenses
Depletion	16,646	-
Franchise Tax	2,208	-

Net loss from operations before minority interest	(129,181)	(75,043)

Minority interest	4,783	(720)

Net Loss	$(124,398)	$(75,763)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	60,443,646	58,132,348

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 and 2004
UNAUDITED

	Common Stock Issued		Additional	Common Stock	Common Stock Subscribed		Accumulated Other
	Number of		Paid in	Purchase	Number of		Comprehensive
	Shares	Amount	Capital	Warrants	Shares	Amount	(Loss) Income	Total

Balance, January 1, 2005	55,331,420	$55,331	$56,706,041	$8,515,348	-	$-	$(61,335,708)	$3,941,012

Units issued for cash	3,300,002	3,300	739,200	247,500	-	-	-	990,000
Units issued for debt	316,667	317	70,933	23,750	-	-	-	95,000
Finders fees	-	-	(95,000)	-	-	-	-	(95,000)
Shares subscribed	-	-	-	-	33,334	10,000	-	10,000
Expired common stock purchase warrants	-	-	7,782,925	(7,782,925)	-	-	-	-
Net loss for the three month period ended
March 31, 2005	-	-	-	-	-	-	(75,763)	(75,763)

Balance March 31, 2005	58,948,089	58,948	65,204,099	1,003,673	33,334	10,000	(61,411,471)	4,865,249

Units issued for cash	33,334	34	7,466	2,500	-	-	-	10,000
Units issued for debt	16,667	16	3,734	1,250	-	-	-	5,000
Warrants exercised for cash	500,000	500	124,500	-	-	-	-	125,000
Finders fees	-	-	(5,000)	-	-	-	-	(5,000)
Shares Subscribed	-	-	-	-	(33,334)	(10,000)	-	(10,000)
Common stock purchase warrants, exercised	-	-	18,750	(18,750)	-	-	-	-
Common stock purchase warrants, expired	-	-	10,700	(10,700)	-	-	-	-
Net loss for the nine month period ended
December 31, 2005	-	-	-	-	-	-	(181,442)	(181,442)

Balance, December 31, 2005	59,498,090	59,498	65,364,249	977,973	-	-	(61,592,913)	4,808,807

Units issued for cash	800,000	800	299,200	100,000	-	-	-	400,000
Warrants exercised for cash	800,000	800	199,200	-	-	-	-	200,000
Common stock purchase warrants, exercised	-	-	30,000	(30,000)	-	-	-	-
Net loss for the three month period ended
March 31, 2006	-	-	-	-	-	-	(124,398)	(124,398)

Balance, March 31, 2006	61,098,090	$61,098	$65,892,649	$1,047,973	-	$-	$(61,717,311)	$5,284,409

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three Months Ended March 31,
	2006	2005

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss for the period	$(124,398)	$(75,763)

Adjustments to reconcile net loss to net cash used in operating activities:
Depletion of oil and gas properties	16,646	-
Minority interest	(4,783)	720

	(112,535)	(75,043)

Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	120,110	(14,938)
Decrease (increase) in prepaid expenses	2,677	(5,000)
Decrease in accounts payable and accrued liabilities	(97,353)	(218,648)
(Decrease) increase in due to related parties	(245,431)	40,182

NET CASH USED IN OPERATING ACTIVITIES	(332,532)	(273,447)

CASH FLOWS USED IN INVESTING ACTIVITIES

Funds spent on oil and gas properties	(53,160)	(914,907)

NET CASH USED IN INVESTING ACTIVITIES	(53,160)	(914,907)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Proceeds from issuance of common stock	600,000	990,000
Proceeds from subscription of common stock	-	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	600,000	1,000,000

Net increase (decrease) in cash	214,308	(188,354)

Cash at the beginning of period	58,113	230,848

CASH AT THE END OF THE PERIOD	$272,421	$42,494

Supplemental cash information:

Cash paid during the period for:
Taxes	$2,208	$-
Interest	$-	$-

Non Cash Transactions:

Accrual for oil and gas well expenditure	$406,000	$-
Common stock purchase warrants, expired	$-	$7,782,925
Issuance of common stock in settlement of finders' fees	$-	$95,000

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
UNAUDITED

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005 included in the Company’s annual report on Form 10-KSB.

Page - 7

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
UNAUDITED

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

Accounts Receivable

Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At March 31, 2006 and December 31, 2005, all of the accounts receivable were considered collectable.

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
March 31, 2006
UNAUDITED

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

On July 1, 2005, the Company adopted the “modified prospective method” which required the Company to recognize compensation costs, for all share-based payments granted, modified or settled, in financial statements issued subsequent to July 1, 2005, as well as for any awards that were granted prior to the adoption date for which the required service had not yet been performed. The adoption of SFAS 123(R) did not have a material effect on the Company’s financial condition or results of operations because subsequent to July 1, 2005, the Company did not enter into any share-based transactions.

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

Page - 9

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
UNAUDITED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation, continued

Compensation expense has been recognized in the accompanying financial statements for stock options that were issued to our outside consultants. Had compensation expense for the options granted to our employees and directors been determined based on the fair value at the grant date for options, consistent with the provisions of SFAS 123, the Company’s net (loss) income and net (loss) income per share for the three months ended March 31, 2006 and 2005 would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2006	March 31, 2005

Net loss attributable to common shareholders:
As reported	$ (129,904)	$ (75,763)
Stock based employee compensation determined under the fair value based method	-	-
Pro forma	$(129,904)	$(75,763)
Net loss per common share:

As reported	($ 0.01)	$(0.01)
Pro forma	($ 0.01)	$(0.01)

The fair value of the common stock options granted during 2006 and 2005, for disclosure purposes was estimated on the grant dates using the Black Scholes Pricing Model and the following assumptions.

	2006	2005

Expected dividend yield	-	-
Expected price volatility	131% to 151%	131% to 151%
Risk-free interest rate	3% to 5%	3% to 5%
Expected life of options	5 years	5 years

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), Exchanges of Nonmonetary Assets, which changes the guidance in APB 29, Accounting for Nonmonetary Transactions. This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this SFAS 153 are to be applied prospectively and are effective for fiscal years beginning after June 15, 2005. Adoption of SFAS 153 did not have a material impact on the Company’s financial condition or results of operations.

Page - 10

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
UNAUDITED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Adoption of SFAS 154 did not have a material impact on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140’. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006.

NOTE 3 - OIL AND GAS PROPERTIES

The Company has an approximate 15% interest in 114,428 gross acres (17,115 net acres) in the Uinta Basin region in Utah, an approximate 16% interest in 88,377 gross acres (13,993 net acres) in the Greater Green River Basin of Wyoming, an approximate 25% interest in 3,315 gross acres (828 net acres) in Kern County and San Luis Obispo County in California and an approximate 97% interest in 9,191 gross acres (8,865 net acres) in Edwards County in Texas.

The following table presents information regarding the Company’s costs incurred in the purchase of proved and unproved properties, in exploration and development activities and charges for depletion:

	March 31, 2006	December 31, 2005
Property acquisition costs:
Unproven	$300	$300
Proven	3,717,850	3,717,850
Exploration and development expenditures Accumulate depletion	2,737,597 (99,023)	2,278,437 (82,377)

Total	$6,356,724	$5,914,210

Page - 11

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
UNAUDITED

NOTE 3 - OIL AND GAS PROPERTIES, continued

At March 31, 2006 and December 31, 2005, the Company’s proved and unproved oil and gas properties consisted of leasehold interests and exploration and development costs related to their interests in Texas, Utah, Wyoming and California. At March 31, 2006 and December 31, 2005, the Company’s oil and gas properties were valued as follows:

	March 31, 2006	December 31, 2005
Proven and Unproven Properties

Property acquisition costs:
Utah	$3,717,850	$3,717,850
Wyoming	100	100
California	100	100
Texas	100	100

Exploration & development costs:
Utah	2,723,245	2,264,489
Wyoming	14,352	13,948

Accumulated depletion	(99,023)	(82,377)

	$6,356,724	$5,914,210

The Company’s proven and unproven properties are evaluated periodically for the possibility of potential impairment. During the period ended March 31, 2006 and the year ended December 31, 2005, no impairment charges were recorded against the Utah, Texas, California or Wyoming properties.

NOTE 4 - RELATED PARTY TRANSACTIONS

At March 31, 2006 and December 31, 2005, the Company was indebted to a director in the amount of $123,463.

At March 31, 2006 and December 31, 2005, the Company was indebted to a director in the amount of $12,000.

At March 31, 2006 and December 31, 2005, the Company was indebted to a company controlled by an officer in the amounts of $nil and $22,845. During the three month periods ended March 31, 2006 and 2005, the Company paid $86,225 and $45,711 in administrative fees to the same company.

At March 31, 2006 and December 31, 2005, the Company was indebted to an officer in the amounts of $9,000 and $232,586. During the three month periods ended March 31, 2006 and 2005, the Company paid $31,000 and $16,000 in administrative fees to this officer. On January 30, 2006, the officer exercised 800,000 share purchase warrants for 800,000 shares of the Company’s common stock at $0.25 per share. (Note 5)

At March 31, 2006 and December 31, 2005, the Company was indebted to a company controlled by an officer in the amounts of $7,000 and $21,000. During the three month periods ended March 31, 2006 and 2005, the Company paid $14,000 and $14,000 in administrative fees to the same company.

At March 31, 2006 and December 31, 2005 the Company was indebted to the wife of an officer in the amounts of $40,000 and $25,000. During the three month periods ended March 31, 2006 and 2005, the Company paid $15,000 and $10,000 in professional fees to the wife of this officer.

Page - 12

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
UNAUDITED

NOTE 4 - RELATED PARTY TRANSACTIONS, continued

At March 31, 2006 and December 31, 2005, the Company had $18,856 in accounts payable to directors or companies controlled by officers or directors.

During the three month periods ended March 31, 2006 and 2005, an officer received shares in payment of finder’s fees of $nil and $95,000. (Note 5)

NOTE 5 - COMMON STOCK

On May 6, 2004, the Company issued a total of 4,666,667 units at $0.15 for each unit by way of a private placement for cash of $700,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.25. The warrants have a term of three years and will expire on May 6, 2007. The fair value of the warrants was estimated to be $175,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 6, 2004, the Company issued, to an officer of the Company, a total of 66,667 units at $0.15 for each unit for finders’ fees of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.25. The warrants have a term of three years and will expire on May 6, 2007. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 6, 2004, the Company issued a total of 855,980 units at $0.05 for each unit in exchange for debt totalling $42,799. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of one year and will expire on May 6, 2005. The fair value of the warrants was estimated to be $10,700 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 24, 2004, the Company issued a total of 2,000,000 units at $0.20 for each unit by way of a private placement for cash of $400,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 24, 2007. The fair value of the warrants was estimated to be $100,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 24, 2004, the Company issued a total of 1,500,000 units at $0.20 for each unit by way of a private placement for cash of $300,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on May 24, 2006. The fair value of the warrants was estimated to be $75,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 24, 2004, the Company issued, to an officer of the Company, a total of 350,000 units at $0.20 for each unit for finders’ fees of $70,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 24, 2007. The fair value of the warrants was estimated to be $17,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 28, 2004, the Company issued a total of 250,000 units at $0.20 for each unit by way of a private placement for cash of $50,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 28, 2007. The fair value of the warrants was estimated to be $12,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

Page - 13

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
UNAUDITED

NOTE 5 - COMMON STOCK, continued

On May 28, 2004, the Company issued, to an officer of the Company, a total of 25,000 units at $0.20 for each unit for finders’ fees of $5,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on May 28, 2007. The fair value of the warrants was estimated to be $1,250 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On October 14, 2004, the Company issued a total of 1,396,956 units at $0.20 per unit by way of a private placement for cash of $279,392. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on October 14, 2006. The fair value of the warrants was estimated to be $69,848 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On November 30, 2004, the Company issued a total of 550,000 units at $0.20 per unit by way of a private placement for cash of $110,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on November 30, 2007. The fair value of the warrants was estimated to be $27,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On November 30, 2004, the Company issued, to an officer of the Company, a total of 55,000 units at $0.20 per unit for finders’ fees of $11,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on November 30, 2007. The fair value of the warrants was estimated to be $2,750 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On November 30, 2004, the Company issued a total of 75,000 units at $0.20 per unit by way of a private placement for cash of $15,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $3,750 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On November 30, 2004, the Company issued a total of 3,750,000 units at $0.20 per unit by way of a private placement for cash of $750,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $187,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On November 30, 2004, the Company issued, to an officer of the Company, a total of 382,500 units at $0.20 per unit for finders’ fees of $76,500. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $19,125 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On December 21, 2004, the Company issued a total of 500,000 units at $0.20 per unit by way of a private placement for cash of $100,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on December 21, 2006. The fair value of the warrants was estimated to be $25,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On December 21, 2004, the Company issued, to an officer of the Company, a total of 50,000 units at $0.20 per unit for finders’ fees of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on December 21, 2006. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

Page - 14

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
UNAUDITED

NOTE 5 - COMMON STOCK, continued

On January 18, 2005, the Company issued a total of 2,166,668 units at $0.30 per unit by way of a private placement for cash of $650,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 18, 2007. The fair value of the warrants was estimated to be $162,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On January 18, 2005, the Company issued, to an officer of the Company, a total of 216,667 units at $0.30 per unit for finders’ fees of $65,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 18, 2007. The fair value of the warrants was estimated to be $16,250 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On January 24, 2005, the Company issued a total of 1,000,000 units at $0.30 per unit by way of a private placement for cash of $300,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 27, 2007. The fair value of the warrants was estimated to be $75,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On January 24, 2005, the Company issued, to an officer of the Company, a total of 100,000 units at $0.30 per unit for finders’ fees of $30,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 24, 2007. The fair value of the warrants was estimated to be $7,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On February 7, 2005, the Company issued a total of 133,334 units at $0.30 per unit by way of a private placement for cash of $40,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years, 40,000 warrants will expire January 17, 2007 and 93,334 warrants will expire on February 7, 2007. The fair value of the warrants was estimated to be $10,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On July 7, 2005, the Company issued a total of 33,334 units at $0.30 per unit by way of a private placement for cash of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on July 7, 2007. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On July 7, 2005, the Company issued a total of 16,667 units at $0.30 per unit to an officer for finders’ fees of $5,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on July 7, 2007. The fair value of the warrants was estimated to be $1,250 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On July 29, 2005, the Company issued 400,000 common shares at $0.25 per share for $100,000 cash when an officer of the Company exercised 400,000 share purchase warrants. (Note 7)

On September 28, 2005, the Company issued 100,000 common shares at $0.25 per share for cash of $25,000 when an officer of the Company exercised 100,000 share purchase warrants. (Note 7)

On January 31, 2006, the Company issued 800,000 common shares at $.025 per share for cash of $200,000 when an officer of the Company exercised 800,000 share purchase warrants. (Notes 4 and 7)

On February 7, 2006, the Company issued a total of 300,000 units at $0.50 per unit by way of a private placement for cash of $150,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.90. The warrants have a term of one year and will expire on

Page - 15

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
UNAUDITED

NOTE 5 - COMMON STOCK, continued

February 7, 2007. The fair value of the warrants was estimated to be $37,500 which has been recorded as a separate component of stockholders’ equity. (Note 7)

On February 8, 2006, the Company issued a total of 200,000 units at $0.50 per unit by way of a private placement for cash of $100,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.90. The warrants have a term of one year and will expire on February 8, 2007. The fair value of the warrants was estimated to be $25,000 which has been recorded as a separate component of stockholders’ equity. (Note 7)

On February 9, 2006, the Company issued a total of 100,000 units at $0.50 per unit by way of a private placement for cash of $50,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.90. The warrants have a term of one year and will expire on February 9, 2007. The fair value of the warrants was estimated to be $12,500 which has been recorded as a separate component of stockholders’ equity. (Note 7)

On February 17, 2006, the Company issued a total of 100,000 units at $0.50 per unit by way of a private placement for cash of $50,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.90. The warrants have a term of one year and will expire on February 17, 2007. The fair value of the warrants was estimated to be $12,500 which has been recorded as a separate component of stockholders’ equity. (Note 7)

On March 2, 2006, the Company issued a total of 100,000 units at $0.50 per unit by way of a private placement for cash of $50,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.90. The warrants have a term of one year and will expire on March 2, 2007. The fair value of the warrants was estimated to be $12,500 which has been recorded as a separate component of stockholders’ equity. (Note 7)

NOTE 6 - STOCKHOLDER RIGHTS PLAN

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

At March 31, 2006 and December 31, 2005, the Company had reserved 305,490,450 and 297,490,450 shares for the exercise of these rights for the issued, outstanding and subscribed shares and 101,822,300 and 101,822,300 for the potential exercise of outstanding options and warrants. At March 31, 2006, the Company would not be able to implement the Rights Plan unless the number of authorized shares of common stock increased to satisfy share issuances for all issued and outstanding shares and the exercise of all warrants and stock options.

NOTE 7 - STOCK OPTIONS AND WARRANTS

During the three month periods ended March 31, 2006 and 2005 no stock options were issued or cancelled. During the three month periods ended March 31, 2006 and 2005, 800,000 and 3,616,669 share purchase warrants were issued, 800,000 and nil share purchase warrants were exercised and nil and 11,471,035 share purchase warrants expired. (Note 5)

Page - 16

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
UNAUDITED

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Going concern

During the three month period ended March 31, 2006, the Company has been focusing on developing its oil and gas business. As such, the Company has accumulated a deficit of approximately $62 million to date and additional financing will be required by the Company to support development of its oil and gas properties until such time as the Company increases its cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and increased cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Contingent liability

In February 2003 the debtor and guarantor of a note receivable commenced legal action against the Company, in Bermuda, claiming that the Company and its former subsidiary, First Ecom Systems Limited, had promised to develop and supply them with certain software. As a result of this litigation the debtor ceased making the required instalment payments on March 1, 2003. The directors believed that this lawsuit is without merit, as there was no condition to develop software for the debtor, and filed a defence and counterclaim on May 8, 2003. The debtor filed a reply and defence on May 21, 2003. No further action by either party has transpired since May 21, 2003.

Commitments

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

NOTE 9 - SUBSEQUENT EVENTS

On May 8, 2006, Vallenar, of which the Company owns 51.53%, entered into a letter agreement with a Texas oil and gas company (the “operator”) for the development of Vallenar's  oil and gas properties in Texas. Under the agreement, Vallenar agreed to assign a 100% interest in its oil and gas properties that are below a depth of 1,500 feet to allow for exploration. The operator can earn a 75% working interest in the wells and production in exchange for drilling until it has completed a well capable of producing hydrocarbons in commercial quantities. When the operator has completed the first 10 wells and recovered 100% of the costs to drill the wells (“payout”), Vallenar can back in for a 25% working interest in the wells. On future wells, Vallenar can either participate from the outset to earn a 25% working interest, or back in after payout to earn a 6.25% working interest.

Page - 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of certain significant factors that will affect or have affected our financial condition and results of operations. Certain statements under this section may constitute “forward-looking statements”. You should read the following discussion in conjunction with the audited consolidated financial statements included in our form 10-KSB for the year ended December 31, 2005.

OVERVIEW

We are in the oil and gas exploration business in the United States. We have properties in Utah, Wyoming, California and Texas. Our primary focus is on our operations in Utah.

We have participated in the drilling or re-completion of twelve wells and have ten producing wells in which we have net revenue interests of between 8% and 20%. One well, an earning well drilled by Burlington in 2002, generated some revenue for two years but is now shut in. We re-completed one well during the summer of 2005, which increased both production and revenue. The twelfth well has been drilled but not completed.

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

On June 10, 2004 we transferred one-half of our interest in two wells and wellbores and all of our interest in one well and wellbore, all in Utah, to a small drilling fund for which the fund paid us its share of the drilling and completion costs. We used the recovered funds to invest in drilling other wells. The well in which we transferred all of our interest was an earning well.

We did not consent to the drilling of a total of twenty wells proposed by Gasco as of December 31, 2005, and did not consent to the drilling of five wells proposed in 2006. As a result of our non-consent, Gasco has drilled (or will drill) the wells bearing 100% of the costs and is entitled to all of the revenue generated from the sale of oil and gas until they have recovered 300% of their drilling costs, 150% of the costs of newly acquired equipment in the well, and 100% of the operating costs and the costs of any newly acquired surface equipment beyond the wellhead connections, at which time we are entitled to our percentage of the revenue. The average cost of these non-consent wells is approximately $3.5 million, so we do not expect to see any revenue from them for some time, if ever. We have not, however, forfeited any leasehold interests and can participate in future drilling that is proposed for other locations on the same leases. Gasco has proposed one well for our consent in May 2006 and one in June 2006. We are not likely to participate in these wells as we do not have the funds available to pay our portion of the costs.

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

Page - 18

Our reserve and production information as of March 31, 2006 and 2005 is set out in Table 1.

Table 1 Production and Reserves
	For the three months ended March 31,
	2006	2005
Natural gas production (Mcf)	19,882	21,953
Average sales price per Mcf	$6.37	$3.72
Year-end proved gas reserves (Mcf)	5,653,612	6,853,310

Oil production (Bbl)	402	269
Average sales price per Bbl	$59.95	$23.56
Year-end proved oil reserves (Bbl)	27,405	51,495

Production (Mcfe)*	22,296	23,568
Year-end proved reserves (Mcfe)*	5,818,042	7,162,280
*Assumes a conversion of 6 Mcf for each Bbl of oil.

Our oil and gas production decreased by approximately 5% during the first three months of 2006, as compared with 2005. During 2005, on a combined basis, our oil and gas reserve quantities decreased by approximately 19%, primarily because we reduced our reserves when we agreed to farm out ten wells to Gasco and we revised our prior estimates on the basis of our actual production.

Vallenar Energy, through its subsidiary, Nathan Oil Partners LP, in May reached an agreement with an American oil and gas company with operations in Texas for the development and operation of the Texas properties. Under the agreement, the operator can earn a 75% working interest in the wells and production in exchange for drilling until it has completed a well capable of producing hydrocarbons in commercial quantities. When the operator has completed the first ten wells and recovered 100% of the costs to drill and operate the wells, Nathan Oil can back in for a 25% working interest in the wells. On future wells, Nathan Oil can either participate from the outset to earn a 25% working interest or back in after payout to earn a 6.5% working interest.

Since January 1, 2006, we received $200,000 in cash from the exercise of warrants and $400,000 in cash from the private placement of units. We are using this cash to cover operating expenses.

Financial Condition
During the three months ended March 31, 2006, we had a net loss of $124,398. As of March 31, 2006, we had a cash balance of $272,421 and prepaid expenses of $738. When we offset these current assets against our current obligations of $1,065,022 in accounts payable and accrued liabilities and $210,319 in amounts due to related parties, we are left with a working capital deficit of $1,002,182.

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

Related-Party Transactions
Included in the $210,319 that we owed to related parties at March 31, 2006, is $135,463 in directors’ fees that were accrued during 2002 and 2003, $25,000 in professional fees accrued during the year ended December 31, 2005, $31,000 in administrative, professional and rental fees accrued during the three months ended March 31, 2006 and $18,856 that some of our directors and officers or companies controlled by them paid to creditors on our behalf. None of the amounts due to related parties bear interest or have any fixed terms of repayment.

Page - 19

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND 2005.

Overall Results of Operations
For the three month period ended March 31, 2006, we had a net loss of $124,398, or $0.01 per share, which was an increase of $48,635 in net loss from our net loss of $75,763 or $0.01 per share for the three months ended March 31, 2005. The increase in net loss for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was due primarily to an increase in our administrative expenses incurred to meet our SEC filing obligations, and the depletion of our oil and gas assets. We expect our net loss to stabilize as we balance our financing and investing activities.

Revenue
Total revenue for the three months ended March 31, 2006 was $150,763 compared to $144,566 for the three months ended March 31, 2005. Revenues from the Wyoming oil and gas properties for the three months ended March 31, 2006 and 2005 were $1,440 and $249. Revenue from the Utah oil and gas properties was $149,323 and $144,317 for the three months ended March 31, 2006 and 2005. The $6,197 increase in revenue for the three months ended March 31, 2006 over the three months ended March 31, 2005 was due to an increase in production from our Utah wells in 2006 and increases in the prices we received for natural gas and crude oil in 2006.

We would like to participate whenever possible in any wells proposed in Utah and Wyoming during 2006. We understand that the operator plans to drill approximately twenty-five wells in Utah and at least three wells in Wyoming in order to preserve the leases. Our participation will depend entirely upon our ability to raise the capital required to pay our share of the costs. We cannot expect revenues to continue to increase from our Utah properties unless either we continue to participate in drilling programs and thus increase our production, or the price of gas continues to climb.

Operating Expenses
Total operating expenses increased by $41,481 from $219,609 for the three months ended March 31, 2005 to $261,090 for the three months ended March 31, 2006. This increase was primarily due to increases in administrative expenses of $31,515, bank charges and interest of $2,094, rent of $14,000, regulatory costs of $10,135 and a decline in foreign exchange gains of $1,577, offset by decreases in advertising and promotion of $1,022, management fees of $5,204, professional fees of $5,892, office expenses of $1,202 and travel and entertainment of $4,520. Our administrative, regulatory and rental costs increased during the three months due to the extra work required in keeping our regulatory filings up to date. During 2006, we hope to participate in drilling programs if our financing activities are successful. We expect our operating costs to stabilize during the year.

Other Expenses
During the three month period ended March 31, 2006, we recorded depletion of $16,646 and franchise taxes of $2,208. No depletion was taken in the first quarter of 2005.

Off-Balance-Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We do not have any non-consolidated, special-purpose entities.

Liquidity and Capital Resources
As of March 31, 2006, we had a cash balance of $272,421 and a negative cash flow from operations of $332,532 for the three months then ended. During the three months ended March 31, 2006, we funded our operations through revenue from our oil and gas properties of $150,763, the private placement of 800,000 units for which we received cash of $400,000 and the exercise of 800,000 warrants from which we received cash of $200,000. Each unit consists of one common share and one common share purchase warrant.

The notes to our consolidated financial statements as of March 31, 2006, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $61,717,311. As of March 31, 2006, we had $1,275,341 in current liabilities. When this is offset against our current assets of $273,159, we are left with a working capital deficit of $1,002,182. We cannot assure that we will succeed in developing our business and achieving a profitable level of operations sufficient to meet our ongoing cash needs. We have, however, successfully generated sufficient working capital and liquidity through oil and gas revenues and the private placement of our shares until the date of this filing, and believe that we can continue to do so for the next twelve months.

Page - 20

Table 2 summarizes our sources and uses of cash for the three months ended March 31, 2006 and 2005.

Table 2 Sources and Uses of Cash
	For the three months ended March 31
	2006	2005

Net cash used in operating activities	$(332,532)	$ (273,447)
Net cash used in investing activities	(53,160)	(914,907)
Net cash provided by financing activities	600,000	1,000,000
Net cash flow	$ 214,308	$ (188,354)

Net Cash Used in Operating Activities
The cash used in operations of $332,532 was primarily spent as follows; $95,000 in accounts payable, $45,000 in accrued related party professional and rental fees, $200,000 in related party debt that was used to exercise 800,000 share purchase warrants, and operating expenses that exceeded revenue by $110,000. These uses of cash were offset by the collection of an additional $120,000 in trade accounts receivable.

Net Cash Used In Investing Activities
During the three months ended March 31, 2006, we spent $53,160 in exploration and development of our oil and gas properties.

Net Cash Provided By Financing Activities
We issued 800,000 units for $400,000 cash and 800,000 common shares on the exercise of share purchase warrants for $200,000 cash during the three months ended March 31, 2006. We used this cash to pay operating expenses and to cover exploration and development expenses.

Contingencies and Commitments
We had no contingencies or long-term commitments at March 31, 2006, except for the Transworld litigation which is disclosed in the commitments and contingencies section of the notes to our consolidated financial statements appearing elsewhere in this report.

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

Page - 21

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

Contractual Obligations
We did not have any contractual obligations at March 31, 2006.

Internal and External Sources of Liquidity
We have funded our operations principally through subscriptions for common shares, the issuance of shares for debt, and the sale of natural gas and oil.

Inflation
We do not believe that inflation will have a material impact on our future operations.

Uncertainties relating to Forward-Looking Statements
This Form 10-QSB Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by our use of words such as “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our strategy for participating in drilling programs, increasing revenues, and raising capital from external sources are forward-looking statements.

Page - 22

All forward-looking statements are made as of the date of the filing of this Form 10-QSB and we disclaim any duty to update these statements.

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

We may, from time to time, make oral forward-looking statements. We strongly advise you to read the foregoing paragraphs and the risk factors described our annual report and in our other documents filed with the United States Securities and Exchange Commission for a description of certain factors that could cause our actual results to differ materially from those in the oral forward-looking statements. We disclaim any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Richard N. Jeffs, our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Mr. Jeffs has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in our internal controls or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter of the fiscal year covered by this report, no legal proceeding involving us or our assets, to the best of our knowledge, became a reportable event and there have been no material developments in any legal proceedings previously reported by us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) we did not modify the instruments defining the rights of our shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) we did not sell any unregistered equity securities, except for the following:

Page - 23

January 2006 - Exercise of Warrants

On January 30, 2006, we issued 800,000 shares of common stock to Rick Jeffs, our CEO and president, for the exercise of warrants at an exercise price of $0.25 per warrant. We received $200,000 for the exercise of these warrants. These warrants were issued as part of the May 3, 2004 offering at $0.15 per unit.

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

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any of our indebtedness. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5. Other Information

During the quarter of the fiscal year covered by this report, we reported all information that was required to be disclosed in a report in the form of a Form 8-K.

Page - 24

Item 6. Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are incorporated by reference to our previously filed registration statements, annual reports, and Form 8-K’s (current reports).

Exhibit	Description	Status
3.1	Articles of Incorporation filed as an Exhibit to our registration statement on Form 10 filed on October 21, 1999, and incorporated herein by reference.	Filed
3.2	Amended Bylaws dated December 18, 2000.	Included
3.3	Certificate of Amendment to Articles of Incorporation changing our name to Brek Energy Corporation filed as an Exhibit to our Form 10-KSB filed on April 14, 2004, and incorporated herein by reference.	Filed
10.1

Stock Purchase Agreement dated March 16, 2000 among Brek Energy Corporation, Balaji Exports Ltd., Rajan Chellarm Mahboobani, Ravi Kishinchand Daswani, and Asia Internet Limited, filed as an attached exhibit to our Form 10-KSB (Annual Report) filed on March 29, 2000, and incorporated herein by reference.

Filed
10.2

Stock Purchase Agreement dated March 12, 2002 between Vallenar Energy Corp. and Brek Energy Corporation, filed as an attached exhibit to our Form 10-K/A (Annual Report) filed on September 18, 2002, and incorporated herein by reference.

Filed
10.3

Purchase Agreement dated July 16, 2002 among Gasco Energy, Inc., Pannonian Energy Inc., San Joaquin Oil & Gas Ltd., Brek Energy Corporation, Brek Petroleum Inc., Brek Petroleum (California), Inc. and certain stockholders, filed as an attached exhibit to our Form 8-K (Current Report) filed on July 31, 2002, and incorporated herein by reference

Filed
10.4

Share purchase agreement dated October 19, 2001 among First Ecom.com, Inc., First Commerce Asia Limited, FEDS Acquisition Corporation, First Ecom Systems Limited, Transworld Payment Solutions NV, and First Curacao International Bank NV, filed as an attached exhibit to our Form 10-KSB (2002 - Annual Report) filed on November 21, 2005, and incorporated herein by reference.

Filed
10.5

License agreements dated October 19, 2001 among First Ecom.com, Inc., First Ecom Systems Limited, and Transworld Payment Solutions NV, filed as an attached exhibit to our Form 10-KSB (2002 - Annual Report) filed on November 21, 2005, and incorporated herein by reference.

Filed
10.6

Option to Acquire Interests in Oil and Gas Properties dated May 1, 2004 between Brek Petroleum Inc. and Griffin Asset Management, LLC, filed as an attached exhibit to our Form 10-KSB (2004 - Annual Report) filed on November 21, 2005, and incorporated herein by reference .

Filed
10.7

Natural Gas Purchase Agreement dated December 23, 2004 between Brek Petroleum Inc. and Riverbend Gas Gathering, L.L.C., filed as an attached exhibit to our Form 10-KSB (2004 - Annual Report) filed on November 21, 2005, and incorporated herein by reference

Filed
21	List of Subsidiaries, filed as an attached exhibit to our Form 10-KSB (2002 - Annual Report) filed on November 21, 2005, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics filed as an Exhibit to our Form 10-KSB (Annual Report) filed on November 21, 2005, and incorporated herein by reference.	Filed

Page - 25

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Brek Energy Corporation has caused this report to be signed on its behalf by the undersigned duly authorized person.

BREK ENERGY CORPORATION

By: /s/ Richard N. Jeffs
Name:  Richard N. Jeffs
Title: Director and CEO and CFO
Dated: May 12, 2006

Page - 26

Exhibit 3.2

Page - 27

Page - 28

Page - 29

Page - 30

Page - 31

Page - 32

Page - 33

Page - 34

Page - 35

Exhibit 31

Page - 36

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

Date: May 12, 2006

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Executive Officer

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

Date: May 12, 2006

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

Page - 38

Exhibit 32

Page - 39

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, President and Chief Executive Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Executive Officer

May 12, 2006

Page - 40

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, Chief Financial Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

May 12, 2006

Page - 41