Form 10QSB
period 2006-06-30
BREK ENERGY CORP
filed 2006-08-14
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

Commission file number 000-27753

BREK ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada	98-0206979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Third Floor, 346 Kensington High Street, London, W14 8NS, United Kingdom
(Address of principal executive offices)
011-44-20-7471-9898
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
[   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 10, 2006
Shares of common stock - $0.001 par value	61,348,090

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BREK ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2006 and December 31, 2005 and
for the six month periods ended June 30, 2006 and 2005

UNAUDITED

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND ACCUMULATED DEFICIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

BREK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30	December 31
	2006	2005

ASSETS

Current Assets

Cash	$70,975	$58,113
Accounts receivable	166	120,110
Prepaids	1,799	3,415

	72,940	181,638

Oil and gas properties, net of $127,107and $82,377 accumulated amortization (Note 3)	6,470,911	5,914,210

TOTAL ASSETS	$6,543,851	$6,095,848

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$1,151,626	$756,375
Due to related parties (Note 4)	234,833	455,750

	1,386,459	1,212,125

Commitments and contingencies (Note 8)

Minority interest	42,888	74,916

STOCKHOLDERS' EQUITY

Common stock (Note 5)
Authorized
300,000,000 common shares, $0.001 par value
Issued and outstanding
61,348,090 and 59,498,090 common shares	61,348	59,498
Additional paid in capital	65,979,899	65,364,249
Common stock purchase warrants	1,035,473	977,973
Accumulated deficit	(61,962,216)	(61,592,913)

TOTAL STOCKHOLDERS' EQUITY	5,114,504	4,808,807

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,543,851	$6,095,848

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Revenue	$119,317	$141,743	$270,080	$286,309

Expenses

Operating expenses
General and administrative	361,558	114,248	622,648	333,857
Depletion	28,084	41,344	44,730	41,344

Total operating expenses	389,642	155,592	667,378	375,201

Net loss from operations before franchise
taxes and minority interest	(270,325)	(13,849)	(397,298)	(88,892)

Franchise Tax	(1,825)	-	(4,033)	-

Net loss from operations before minority interest	(272,150)	(13,849)	(401,331)	(88,892)

Minority interest	27,245	(1,450)	32,028	(2,170)

Net loss for the period	$(244,905)	$(15,299)	$(369,303)	$(91,062)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding	61,218,969	58,948,089	60,833,449	58,557,205

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 and 2005
UNAUDITED

	Common Stock Issued		Additional	Common Stock	Common Stock Subscribed
	Number of		Paid in	Purchase	Number of		Accumulated
	Shares	Amount	Capital	Warrants	Shares	Amount	Deficit	Total

Balance, January 1, 2005	55,331,420	$55,331	$56,706,041	$8,515,348	-	$-	$(61,335,708)	$3,941,012

Units issued for cash	3,300,002	3,300	739,200	247,500	-	-	-	990,000
Units issued for debt	316,667	317	70,933	23,750	-	-	-	95,000
Units subscribed	-	-	-	-	33,334	10,000	-	10,000
Finders fees	-	-	(95,000)	-	-	-	-	(95,000)
Expired common stock purchase warrants	-	-	7,793,625	(7,793,625)	-	-	-	-
Net loss for the six month period ended
June 30, 2005	-	-	-	-	-	-	(91,062)	(91,062)

Balance June 30, 2005	58,948,089	58,948	65,214,799	992,973	33,334	10,000	(61,426,770)	4,849,950

Units issued for cash	33,334	34	7,466	2,500	(33,334)	(10,000)	-	-
Units issued for debt	16,667	17	3,733	1,250	-	-	-	5,000
Finders fees	-	-	(5,000)	-	-	-	-	(5,000)
Common stock purchase warrants, exercised	500,000	499	124,501	-	-	-	-	125,000
Exercised warrants	-	-	18,750	(18,750)	-	-	-	-
Net loss for the six month period ended,
December 31, 2005	-	-	-	-	-	-	(166,143)	(166,143)

Balance, December 31, 2005	59,498,090	59,498	65,364,249	977,973	-	-	(61,592,913)	4,808,807

Units issued for cash	800,000	800	299,200	100,000	-	-	-	400,000
Common stock purchase warrants, exercised	1,050,000	1,050	273,950	-	-	-	-	275,000
Exercised warrants	-	-	42,500	(42,500)	-	-	-	-
Net loss for the six month period ended
June 30, 2006	-	-	-	-	-	-	(369,303)	(369,303)

Balance, June 30, 2006	61,348,090	$61,348	$65,979,899	$1,035,473	-	$-	$(61,962,216)	$5,114,504

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,
	2006	2005

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES

Net loss for the period	$(369,303)	$(91,062)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, oil and gas	44,730	41,344
Minority interest	(32,028)	2,170

Changes in operating assets and liabilities:
Decrease in trade accounts receivable	119,944	56,801
Decrease (increase) in prepaids	1,616	(2,591)
Decrease in amount due from related party	-	116,594
Decrease in accounts payable and accrued liabilities	(164,938)	(256,706)
(Decrease) increase in amounts due to related parties	(20,917)	100,028

NET CASH USED IN OPERATING ACTIVITIES	(420,896)	(33,422)

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash spent on oil and gas properties	(41,242)	(1,112,415)

NET CASH USED IN INVESTING ACTIVITIES	(41,242)	(1,112,415)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Proceeds from issuance of common stock	475,000	990,000
Proceeds from common stock subscribed	-	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	475,000	1,000,000

Net increase (decrease) in cash	12,862	(145,837)

Cash at the beginning of the period	58,113	230,848

Cash at the end of the period	$70,975	$85,011

Supplemental cash information:

Cash paid during the period for:
Interest	$-	$-
Taxes	$4,033	$-

Non-cash Transactions:

Exercise of warrant offset against amount due to an officer	$200,000	$-
Issuance of common shares to an officer in payment of finders fees	$-	$95,000
Accounts payable and accruals for oil and gas well expenditures	$560,189	$-

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005 included in the Company’s annual report on Form 10-KSB.

Page - 7

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

Accounts Receivable

Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At June 30, 2006 and December 31, 2005, all of the accounts receivable were considered collectable.

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
June 30, 2006
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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140’. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006. Adoption of SFAS No 155 is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on the results of our operations, financial condition or cash flows.

NOTE 3 - OIL AND GAS PROPERTIES

The Company has an approximate 15% interest in 114,108 gross acres (17,095 net acres) in the Uinta Basin region in Utah, an approximate 16% interest in 79,064 gross acres (12,495 net acres) in the Greater Green River Basin of Wyoming, an approximate 25% interest in 3,315 gross acres (828 net acres) in Kern County and San Luis Obispo County in California and an approximate 97% interest in 9,191 gross acres (8,865 net acres) in Edwards County in Texas.

Page - 9

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
UNAUDITED

NOTE 3 - OIL AND GAS PROPERTIES, continued

The following table presents information regarding the Company’s costs incurred in the purchase of proved and unproved properties, in exploration and development activities and charges for depletion:

	June 30, 2006	December 31, 2005

Property acquisition costs:
Unproven	$300	$300
Proven	3,717,850	3,717,850
Exploration and development expenditures	2,879,868	2,278,437
Less: Accumulated depletion	(127,107)	(82,377)

Total	$6,470,911	$5,914,210

At June 30, 2006 and December 31, 2005, the Company’s proved and unproved oil and gas properties consisted of leasehold interests and exploration and development costs related to their interests in Texas, Utah, Wyoming and California. At June 30, 2006 and December 31, 2005, the Company’s oil and gas properties were valued as follows:

	June 30, 2006	December 31, 2005

Proven and Unproven Properties

Property acquisition costs:
Utah	$3,717,850	$3,717,850
Wyoming	100	100
California	100	100
Texas	100	100

Exploration & development costs:
Utah	2,860,570	2,264,489
Wyoming	19,298	13,948
Accumulated depletion	(127,107)	(82,377)

	$6,470,911	$5,914,210

The Company’s proven and unproven properties are evaluated periodically for the possibility of potential impairment. During the period ended June 30, 2006 and the year ended December 31, 2005, no impairment charges were recorded against the Utah, Texas, California or Wyoming properties.

On May 8, 2006, the Company entered into a letter agreement with a Texas oil and gas company (the “operator”) for the development of the Company’s oil and gas properties in Texas. Under the agreement, the operator can earn a 75% working interest in the wells and production in exchange for drilling until it has completed a well capable of producing hydrocarbons in commercial quantities. When the operator has completed the first 10 wells and recovered 100% of the costs to drill the wells (“payout”), the Company can back in for a 25% working interest in the wells. On future wells, the Company can either participate from the outset to earn a 25% working interest, or back in after payout to earn a 6.25% working interest.

Page - 10

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
UNAUDITED

NOTE 4 - RELATED PARTY TRANSACTIONS

At June 30, 2006 and December 31, 2005, the Company was indebted to a director in the amount of $128,668 and $123,463.

At June 30, 2006 and December 31, 2005, the Company was indebted to a director in the amount of $12,000.

At June 30, 2006 and December 31, 2005, the Company was indebted to a company controlled by an officer in the amounts of $nil and $22,845. During the six month periods ended June 30, 2006 and 2005, the Company paid $184,420 and $62,458 in administrative fees to the same company.

At June 30, 2006 and December 31, 2005, the Company was indebted to an officer in the amounts of $20,000 and $232,586. During the six month periods ended June 30, 2006 and 2005, the Company paid $76,000 and $40,000 in administrative fees to this officer. During the six month period ended June 30, 2006, the officer exercised 800,000 share purchase warrants for 800,000 shares of the Company’s common stock at $0.25 per share and during the six month period ended June 30, 2005 this officer received shares in payment of finder’s fees of $95,000. (Notes 5 and 7)

At June 30, 2006 and December 31, 2005, the Company was indebted to a company controlled by an officer in the amounts of $nil and $21,000. During the six month periods ended June 30, 2006 and 2005, the Company paid $14,000 and $35,000 in administrative fees to the same company.

At June 30, 2006 and December 31, 2005 the Company was indebted to the wife of an officer in the amounts of $55,000 and $25,000. During the six month periods ended June 30, 2006 and 2005, the Company paid $30,000 and $25,000 in professional fees to the wife of this officer.

At June 30, 2006 and December 31, 2005, the Company had $19,165 and $18,856 in accounts payable to directors or companies controlled by officers or directors.

NOTE 5 - COMMON STOCK

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

Page - 11

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
UNAUDITED

NOTE 5 - COMMON STOCK, continued

On November 30, 2004, the Company issued a total of 3,750,000 units at $0.20 per unit by way of a private placement for cash of $750,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $187,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On November 30, 2004, the Company issued, to an officer of the Company, a total of 382,500 units at $0.20 per unit for finders’ fees of $76,500. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $19,125 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On December 21, 2004, the Company issued a total of 500,000 units at $0.20 per unit by way of a private placement for cash of $100,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on December 21, 2006. The fair value of the warrants was estimated to be $25,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On December 21, 2004, the Company issued, to an officer of the Company, a total of 50,000 units at $0.20 per unit for finders’ fees of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on December 21, 2006. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On January 18, 2005, the Company issued a total of 2,166,668 units at $0.30 per unit by way of a private placement for cash of $650,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 18, 2007. The fair value of the warrants was estimated to be $162,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On January 18, 2005, the Company issued, to an officer of the Company, a total of 216,667 units at $0.30 per unit for finders’ fees of $65,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 18, 2007. The fair value of the warrants was estimated to be $16,250 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On January 24, 2005, the Company issued a total of 1,000,000 units at $0.30 per unit by way of a private placement for cash of $300,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 27, 2007. The fair value of the warrants was estimated to be $75,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On January 24, 2005, the Company issued, to an officer of the Company, a total of 100,000 units at $0.30 per unit for finders’ fees of $30,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 24, 2007. The fair value of the warrants was estimated to be $7,500 and has been recorded as a separate component of stockholders’ equity. (Notes 4 and 7)

On February 7, 2005, the Company issued a total of 133,334 units at $0.30 per unit by way of a private placement for cash of $40,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years, 40,000 warrants will expire January 17, 2007 and 93,334 warrants will expire on February 7, 2007. The fair value of the warrants was estimated to be $10,000 and has been recorded as a separate component of stockholders’ equity. (Note 7)

Page - 12

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
UNAUDITED

NOTE 5 - COMMON STOCK, continued

On July 7, 2005, the Company issued a total of 33,334 units at $0.30 per unit by way of a private placement for cash of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on July 7, 2007. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On July 7, 2005, the Company issued a total of 16,667 units at $0.30 per unit to an officer for finders’ fees of $5,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on July 7, 2007. The fair value of the warrants was estimated to be $1,250 and has been recorded as a separate component of stockholders’ equity. (Note 7)

On July 29, 2005, the Company issued 400,000 common shares at $0.25 per share for $100,000 cash when an officer of the Company exercised 400,000 share purchase warrants. (Note 7)

On September 28, 2005, the Company issued 100,000 common shares at $0.25 per share for cash of $25,000 when an officer of the Company exercised 100,000 share purchase warrants. (Note 7)

On January 31, 2006, the Company issued 800,000 common shares at $0.25 per share for cash of $200,000 when an officer of the Company exercised 800,000 share purchase warrants. (Notes 4 and 7)

On February 7, 2006, the Company issued a total of 300,000 units at $0.50 per unit by way of a private placement for cash of $150,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.90. The warrants have a term of one year and will expire on
February 7, 2007. The fair value of the warrants was estimated to be $37,500 which has been recorded as a separate component of stockholders’ equity. (Note 7)

On February 8, 2006, the Company issued a total of 200,000 units at $0.50 per unit by way of a private placement for cash of $100,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.90. The warrants have a term of one year and will expire on February 8, 2007. The fair value of the warrants was estimated to be $25,000 which has been recorded as a separate component of stockholders’ equity. (Note 7)

On February 9, 2006, the Company issued a total of 100,000 units at $0.50 per unit by way of a private placement for cash of $50,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.90. The warrants have a term of one year and will expire on February 9, 2007. The fair value of the warrants was estimated to be $12,500 which has been recorded as a separate component of stockholders’ equity. (Note 7)

On February 17, 2006, the Company issued a total of 100,000 units at $0.50 per unit by way of a private placement for cash of $50,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.90. The warrants have a term of one year and will expire on February 17, 2007. The fair value of the warrants was estimated to be $12,500 which has been recorded as a separate component of stockholders’ equity. (Note 7)

On March 2, 2006, the Company issued a total of 100,000 units at $0.50 per unit by way of a private placement for cash of $50,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.90. The warrants have a term of one year and will expire on March 2, 2007. The fair value of the warrants was estimated to be $12,500 which has been recorded as a separate component of stockholders’ equity. (Note 7)

On May 19, 2006, the Company issued 250,000 common shares at $0.30 per share for cash of $75,000 when 250,000 share purchase warrants were exercised. (Note 7)

Page - 13

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
UNAUDITED

NOTE 6 - STOCKHOLDER RIGHTS PLAN

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

At June 30, 2006 and December 31, 2005, the Company had reserved 306,740,450 and 297,490,450 shares for the exercise of these rights for the issued, outstanding and subscribed shares and 100,572,300 and 101,822,300 for the potential exercise of outstanding options and warrants. At June 30, 2006, the Company would not be able to implement the Rights Plan unless the number of authorized shares of common stock increased to satisfy share issuances for all issued and outstanding shares and the exercise of all warrants and stock options.

NOTE 7 - STOCK OPTIONS AND WARRANTS

During the six month periods ended June, 2006 and 2005 no stock options were issued or cancelled. During the six month periods ended June, 2006 and 2005, 800,000 and 3,616,669 share purchase warrants were issued, 1,050,000 and 0 share purchase warrants were exercised and 0 and 12,327,015 share purchase warrants expired. (Note 5)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Going concern

During the six month period ended June 31, 2006, the Company has been focusing on developing its oil and gas business. As such, the Company has accumulated a deficit of approximately $62 million to date and additional debt or equity financing will be required by the Company to support development of its oil and gas properties until such time as the Company increases its cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and increased cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Management’s Discussion and Analysis or Plan of Operation

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

We have participated in the drilling or re-completion of thirteen wells and have eleven producing wells in which we have net revenue interests of between 8% and 20%. One well, an earning well drilled by Burlington in 2002, generated some revenue for two years but is now shut in. We re-completed one well during the summer of 2005, which increased both production and revenue. The thirteenth well was completed in March of 2006.

On June 16, 2006, we signed farmout agreements with Gasco for ten non-consent wells as we had agreed in December 2005. Under the farmout agreements, we agreed to forfeit 100% of our interest in all of the wells and wellbores, and to relinquish our leasehold interest in 188 net acres surrounding the wells (800 gross acres) in exchange for the right to back in to a 10% working interest in nine wells and wellbores and a 4.09% working interest in one well and wellbore when Gasco has recovered 100% of its drilling and operating costs. We now have sixteen farmouts: fifteen in Utah and one in California.

We did not consent to the drilling of a total of twenty wells proposed by Gasco as of December 31, 2005 (ten of which we farmed out in the June 2006 farmout agreements), and did not consent to the drilling of twelve wells proposed in 2006. As a result of our non-consent, Gasco has drilled (or will drill) the wells bearing 100% of the costs and is entitled to all of the revenue generated from the sale of oil and gas until they have recovered 300% of their drilling costs, 150% of the costs of newly acquired equipment in the well, and 100% of the operating costs and the costs of any newly acquired surface equipment beyond the wellhead connections, at which time we are entitled to our percentage of the revenue. The average cost of these non-consent wells is almost $4 million, so we do not expect to see any revenue from them for some time, if ever. We have not, however, forfeited any leasehold interests, other than those associated with the ten farmouts discussed above, and can participate in future drilling that is proposed for other locations on the same leases.

Our oil and gas production decreased by approximately 16% during the first six months of 2006 as compared with the first six months of 2005. During 2005, on a combined basis, our oil and gas reserve quantities decreased by approximately 19%, primarily because we reduced our reserves when we agreed to farm out ten wells to Gasco, and we revised our prior estimates on the basis of our actual production.

Our reserve and production information as of June 30, 2006 and 2005 is set out in Table 1.

Page - 15

Table 1
Production and reserves
	For the six months ended June 30
	2006	2005
Natural gas production (Mcf)	39,959	48,274
Average sales price per Mcf	$5.82	$5.55
Year-end proved gas reserves (Mcf)	5,653,612	6,853,310

Oil production (Bbl)	535	509
Average sales price per Bbl	$70.28	$34.56
Year-end proved oil reserves (Bbl)	27,405	51,495

Production (Mcfe)*	43,168	51,328
Year-end proved reserves (Mcfe)*	5,818,042	7,162,280
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

Since January 1, 2006, we received $75,000 in cash from the exercise of warrants and $400,000 in cash from the private placement of units. We are using this cash to cover operating expenses.

Financial condition
During the six months ended June 30, 2006, we had a net loss of $369,303. As of June 30, 2006, we had a cash balance of $70,975, prepaid expenses of $1,799, and accounts receivable of $166. When we offset these current assets against our current obligations of $1,151,626 in accounts payable and accrued liabilities and $234,833 in amounts due to related parties, we are left with a working capital deficit of $1,313,519.

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

Related-party transactions
Included in the $234,833 that we owed to related parties at June 30, 2006, is $135,463 in directors’ fees that were accrued during 2002 and 2003, $25,000 in professional fees accrued during the year ended December 31, 2005, $50,000 in administrative and professional fees accrued during the six months ended June 30, 2006 and $24,370 that some of our directors and officers or companies controlled by them paid to creditors on our behalf. None of the amounts due to related parties bear interest or have any fixed terms of repayment.

Page - 16

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005.

Overall results of operations
For the six month period ended June 30, 2006, we had a net loss of $369,303, or $0.01 per share, which was an increase of $278,241 in net loss from our net loss of $91,062 or $0.01 per share for the six months ended June 30, 2005. The increase in net loss for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was due primarily to an increase in our operating expenses for SEC compliance costs. During the next year we expect our net loss to stabilize.

Revenue
Table 2 compares our total revenue for the six months ended June 30, 2006 to our revenue for the six months ended June 30, 2005. The decrease in revenue for the six months ended June 30, 2006 over the six months ended June 30, 2005 was due to a decrease in oil and gas production of 8,160Mcfe. The effect of this decline in production was partially offset by an increase in oil and gas prices.

Table 2
Revenue comparison

	For the six months ended June 30
	2006	2005	Increase (decrease)
Utah	$265,857	$285,351	$(19,494)
Wyoming	4,223	958	3,265
Total revenue	$270,080	$286,309	$(16,229)

We would like to participate whenever possible in any wells proposed in Utah and Wyoming during 2006. We understand that the operator plans to drill approximately twelve more wells in Utah and at least three wells in Wyoming in order to preserve the leases. Our participation will depend entirely upon our ability to raise the capital required to pay our share of the costs. We cannot expect revenues to increase from our Utah properties unless either we continue to participate in drilling programs and thus increase our production, or the price of gas continues to climb. This year, we have participated in only one well.

Operating expenses
Total operating expenses increased by $292,177 from $375,201 for the six months ended June 30, 2005 to $667,378 for the six months ended June 30, 2006. This increase was primarily due to increases in administrative expenses of $208,000, professional fees of $79,000, regulatory of $13,000 primarily offset by a decrease in rent of $21,000. Our administrative, professional fees and regulatory expenses increased during the six months ended June 30, 2006 due to the increasing amount of work required to meet our SEC, Sarbanes-Oxley and tax filing obligations. During the next year we expect our operating costs to stabilize.

Other expenses
We are bringing our corporate income tax filings up to date, which has resulted in our paying franchise taxes of approximately $4,000 as of June 30, 2006.

Off-balance-sheet arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We do not have any non-consolidated, special-purpose entities.

Liquidity and capital resources
As of June 30, 2006, we had a cash balance of $70,975 and a negative cash flow from operations of $420,896 for the six months then ended. During the six months ended June 30, 2006, we funded our operations through revenue from our oil and gas properties of $270,080, the exercise of 250,000 warrants from which we received cash of $75,000 and the private placement of 800,000 units for which we received cash of $400,000. Each unit consists of one common share and one common share purchase warrant.

In the notes to our consolidated financial statements as of June 30, 2006, we caution that our ability to continue as a going concern is uncertain. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $61,962,216. As of June 30, 2006, we had $1,386,459 in current liabilities. When this is offset against our current assets of $72,940, we are left with a working capital deficit of $1,313,519. We cannot assure that we will succeed in developing our business and achieving a profitable level of operations sufficient to meet our ongoing cash needs. We have, however, successfully generated sufficient working capital and liquidity through oil and gas revenues and the private placement of our shares until the date of this filing, and believe that we can continue to do so for the next twelve months.

Page - 17

Table 3 summarizes our sources and uses of cash for the six months ended June 30, 2006 and 2005.

Table 3
Sources and uses of cash
	For the six months ended June 30
	2006		2005

Net cash used in operating activities	$(420,896)	$	(33,422)
Net cash used in investing activities	(41,242)		(1,112,415)
Net cash provided by financing activities	475,000		1,000,000
Net cash flow	$12,862	$	(145,837)

Net cash used in operating activities
The cash used in operations of $420,896 was primarily used to pay $20,917 in accrued related-party administrative, professional and rental fees, $164,938 in trade accounts payable and accrued liabilities, our expenditures exceeding our revenue by $369,303, and an adjustment to minority interest for losses incurred by Vallenar of $32,028. These decreases were offset by our collecting trade accounts receivable of $119,944 and using $1,616 in prepaid expenses, and by the depletion of our oil and gas properties of $44,730.

Net cash used in investing activities
During the six months ended June 30, 2006, we spent $41,424 on exploration and development of our oil and gas properties.

Net cash provided by financing activities
We issued 800,000 units for $400,000 cash and 250,000 common shares on the exercise of share purchase warrants for $75,000 cash during the six months ended June 30, 2006. We used this cash to pay operating expenses and to cover exploration and development expenses.

Contingencies and commitments
We had no contingencies or long-term commitments at June 30, 2006, except for the Transworld litigation which is disclosed in the commitments and contingencies section of the notes to our consolidated financial statements appearing elsewhere in this report and in the contingent liability section of the following critical accounting estimates.

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

Page - 18

Estimated reserve quantities and future net cash flows have the most significant impact on the results of operations because these reserve estimates are used in providing a measure of the Company's overall value. We also use these estimates in our quarterly calculations of depletion and impairment of the proved properties.

Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of these technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission, such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.

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

Contractual obligations
We did not have any contractual obligations at June 30, 2006.

Internal and external sources of liquidity
We have funded our operations principally through subscriptions for common shares, the exercise of share purchase warrants, the issuance of shares for debt and the sale of natural gas and oil.

Inflation
We do not believe that inflation will have a material impact on our future operations.

Page - 19

Uncertainties relating to forward-looking statements
This Form 10-QSB quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements where we have used words such as “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our strategy for participating in drilling programs, increasing revenues, and raising capital from external sources are forward-looking statements.

We have made all of our forward-looking statements as of the date of the filing of this Form 10-QSB and we disclaim any duty to update these statements.

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

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Richard N. Jeffs, our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Mr. Jeffs has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Mr. Jeffs, as appropriate, to allow timely decisions regarding required disclosure.

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

May 2006 - Exercise of Warrants

On May 19, 2006, we issued 250,000 shares of common stock to one non-US subscriber outside the United States for the exercise of warrants at an exercise price of $0.30 per warrant. We received $75,000 for the exercise of these warrants. These warrants were issued as part of the January 29, 2004 offering at $0.20 per unit.

Page - 20

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

Exhibit	Description	Status
3.1	Articles of Incorporation filed as an Exhibit to our registration statement on Form 10 filed on October 21, 1999, and incorporated herein by reference.	Filed
3.2	Amended Bylaws dated December 18, 2000, filed as an Exhibit to our Form 10-QSB (Quarterly Report) filed on May 15, 2006, and incorporated herein by reference.	Filed
3.3	Certificate of Amendment to Articles of Incorporation changing our name to Brek Energy Corporation filed as an Exhibit to our Form 10-KSB filed on April 14, 2004, and incorporated herein by reference.	Filed
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

Filed

Page - 21

Exhibit	Description	Status
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
Dated: August 11, 2006

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

Date: August 11, 2006

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

Date: August 11, 2006

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

Page - 25

Exhibit 32

Page - 26

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, President and Chief Executive Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Executive Officer

August 11, 2006

Page - 27

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, Chief Financial Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

August 11, 2006

Page - 28