Form 10QSB
period 2006-09-30
BREK ENERGY CORP
filed 2006-11-14
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

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
3388 - Via Lido, 4th Floor, Newport Beach, California, 92663
(Address of principal executive offices)
1-778-668-1944
(Issuer’s telephone number)
Third Floor, 346 Kensington High Street, London, W14 8NS, United Kingdom
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
[ X ] Yes [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10, 2006
Shares of common stock - $0.001 par value	82,647,095

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BREK ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2006 and December 31, 2005 and
for the three and nine month periods ended September 30, 2006 and 2005

UNAUDITED

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND ACCUMULATED DEFICIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page - 2

BREK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
UNAUDITED

	September 30,	December 31,
	2006	2005

Assets

Current assets

Cash	$10,045	$58,113
Accounts receivable	51	120,110
Prepaids	-	3,415

	10,096	181,638

Oil and gas properties, net of $139,906 and $82,377 accumulated amortization (Note 4)	6,033,853	5,914,210

Total assets	$6,043,949	$6,095,848

Liabilities and Stockholders' Equity

Current liabilities

Accounts payable and accrued liabilities	$760,245	$756,375
Due to related parties (Note 5)	209,096	455,750

Total current liabilities	969,341	1,212,125

Commitments and contingencies (Notes 3 and 9)

Minority interest	38,805	74,916

Stockholders' equity (Notes 6, 7, 8 and 12)

Common stock, $0.001 par value, 300,000,000 authorized; 61,649,012 and 59,498,090
Issued and outstanding at September 30, 2006 and December 31, 2005, respectively	61,649	59,498
Additional paid in capital	66,130,058	65,364,249
Common stock purchase warrants	1,035,473	977,973
Accumulated deficit	(62,191,377)	(61,592,913)

Total stockholders' equity	5,035,803	4,808,807

Total liabilities and stockholders' equity	$6,043,949	$6,095,848

The accompanying notes are an integral part of these consolidated financial statements

Page - 3

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Revenue	$83,242	$235,142	$353,322	$521,451

Operating expenses
General and administrative	293,605	268,739	900,001	601,122
Depletion	12,799	23,609	57,529	64,953

Total operating expenses	306,404	292,348	957,530	666,075
Net loss from continuing operations before franchise tax,
discontinued operations and minority interest	(223,162)	(57,206)	(604,208)	(144,624)

Franchise Tax	-	-	(4,033)	-

Net loss from continuing operations before discontinued
operations and minority interest	(223,162)	(57,206)	(608,241)	(144,624)

Loss from discontinued operations	(10,083)	(1,933)	(26,335)	(3,407)

Net loss before minority interest	(233,245)	(59,139)	(634,576)	(148,031)

Minority interest	4,084	(711)	36,112	(2,881)

Net loss for the period	$(229,161)	$(59,850)	$(598,464)	$(150,912)

Net loss per share - basic and diluted:
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding -
basic and diluted	61,361,174	59,311,496	61,011,657	58,805,415

The accompanying notes are an integral part of these consolidated financial statements

Page - 4

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
AND THE THREE MONTH PERIOD ENDED DECEMBER 31, 2005
UNAUDITED

	Common Stock Issued		Additional	Common Stock
	Number of		Paid in	Purchase	Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, January 1, 2005	55,331,420	$55,331	$56,706,041	$8,515,348	$(61,335,708)	$3,941,012

Units issued for cash	3,333,336	3,334	746,666	250,000	-	1,000,000
Units issued for debt	333,334	333	74,667	25,000	-	100,000
Warrants exercised for cash	500,000	500	124,500	-	-	125,000
Finders fees	-	-	(100,000)	-	-	(100,000)
Common stock purchase warrants, exercised	-	-	18,750	(18,750)	-	-
Common stock purchase warrants, expired	-	-	7,793,625	(7,793,625)	-	-
Net loss for the nine month period ended,
September 30, 2005	-	-	-	-	(150,912)	(150,912)

Balance, September 30, 2005	59,498,090	59,498	65,364,249	977,973	(61,486,620)	4,915,100

Net loss for the three month period ended,
December 31, 2005	-	-	-	-	(106,293)	(106,293)

Balance, December 31, 2005	59,498,090	59,498	65,364,249	977,973	(61,592,913)	4,808,807

Units issued for cash	800,000	800	299,200	100,000	-	400,000
Common stock issued for debt	300,922	301	150,159	-	-	150,460
Warrants exercised for cash	250,000	250	74,750	-	-	75,000
Common stock purchase warrants, exercised	-	-	42,500	(42,500)	-	-
Warrants exercised for debt	800,000	800	199,200	-	-	200,000
Net loss for the nine month period ended,
September 30, 2006	-	-	-	-	(598,464)	(598,464)

Balance, September 30, 2006	61,649,012	$61,649	$66,130,058	$1,035,473	$(62,191,377)	$5,035,803

The accompanying notes are an integral part of these consolidated financial statements

Page - 5

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

	2006	2005

Cash flows from operating activities:

Net loss	$(598,464)	$(150,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion, oil and gas	57,529	64,953
Minority interest	(36,111)	2,881
Changes in operating assets and liabilities:
Accounts receivable	120,059	(27,380)
Prepaids	3,415	(2,247)
Due from related party	-	116,594
Accounts payable and accrued liabilities	(146,533)	(253,469)
Due to related parties	103,806	135,308

Net cash used in operating activities	(496,299)	(114,272)

Cash flows from investment activities:

Cash spent on oil and gas properties	(46,769)	(1,222,283)
Proceeds from sale of oil and gas property	20,000	-

Net cash used in investment activities	(26,769)	(1,222,283)

Cash flows from financing activities:

Issuance of units	400,000	1,000,000
Exercise of warrants	75,000	125,000

Cash flows from financing activities	475,000	1,125,000

Decrease in cash	(48,068)	(211,555)

Cash at the beginning of the period	58,113	230,848

Cash at the end of the period	$10,045	$19,293

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period:
Interest	$-	$-
Taxes	$4,033	$-

Non-cash financing transactions:
Issuance of common stock to related parties in settlement of debt	$150,460	$-
Exercise of warrant offset against amount due to a director	$200,000	$-
Issuance of units to an officer in payment of finders fees	$-	$100,000
Accounts payable and accruals for oil and gas well expenditures	$150,403	$-

The accompanying notes are an integral part of these consolidated financial statements

Page - 6

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
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

Principal Activities

During 2001, the Company changed its primary business from electronic payment processing to that of oil and gas exploration. On July 19, 2001, the Company acquired a 26% non-dilutable voting interest in Gasco Energy, Inc., (“Gasco”). On July 16, 2002, the Company exchanged all of its shareholdings in Gasco for an undivided interest in all of Gasco’s undeveloped mineral leases in Utah, Wyoming, and California. At the same time, the Company acquired an additional undivided interest in Gasco’s undeveloped mineral leases from certain third parties in exchange for the issuance of 4,125,000 shares of the Company. The main focus of the Company’s oil and gas exploration business has been centered in the United States. (Note 11)

In March 2002, the Company acquired a 26% non-dilutable voting interest in Vallenar Energy Corp. (“Vallenar Energy”) another company engaged in oil and gas exploration. On June 28, 2002, the Company increased its ownership of Vallenar Energy to 51.53%. On August 24, 2006 the Company exchanged its 51.53% interest in Vallenar Energy for a 100% interest in Vallenar Holdings, Inc. (“Vallenar Holdings”). (Notes 2, 10 and 11)

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005 included in the Company’s annual report on Form 10-KSB.

Page - 7

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
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

Accounts Receivable

Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts. At September 30, 2006 and December 31, 2005, all of the accounts receivable were considered collectable.

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
SEPTEMBER 30, 2006 AND 2005
UNAUDITED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Oil and Gas Properties, continued

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved gas reserves plus the cost or estimated fair value, if lower, of unproven properties. In accordance with SFAS 143 and SAB 106, future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, have been excluded from the present value of estimated future net cash flows used in the ceiling test calculation. Should capitalized costs exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying the current prices of oil and gas to the estimated future production of proved oil and gas reserves as of the period-end, less the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming the continuation of existing economic conditions.

Discontinued Operations

SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” requires that costs associated with exit or disposal activities be recognized when the costs are incurred, rather than at the date of commitment of an exit or disposal plan. Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized, or measured initially at fair value, until such liability has actually been incurred.

On August 24, 2006, the Company’s exchanged all of their shares in Vallenar Energy (a 51.53% interest) for all of the issued and outstanding shares of Vallenar Holdings, Inc. (4,000,000 common shares). This transaction resulted in the Company reclassifying and disclosing Vallenar Energy’s net operating losses, separately on their Statements of Operations for the three and nine month periods ended September 30, 2006 and 2005. (Notes 1, 10 and 11)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006. Adoption of SFAS No 155 is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on the results of our operations, financial condition or cash flows.

Page - 9

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
UNAUDITED

NOTE 3 - GOING CONCERN

During the nine month period ended September 30, 2006, the Company has been focusing on developing its oil and gas business. As such, the Company has accumulated a deficit of approximately $62 million to date and additional debt or equity financing will be required by the Company, to support development of its oil and gas properties, until such time as the Company increases its cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and increased cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - OIL AND GAS PROPERTIES

The Company has an approximate 15% interest in 113,348 gross acres (16,966 net acres) in the Uinta Basin region in Utah, an approximate 13% interest in 52,613 gross acres (6,811 net acres) in the Greater Green River Basin of Wyoming, an approximate 7% interest in 3,315 gross acres (219 net acres) in Kern County and San Luis Obispo County in California and an approximate 97% interest in 9,191 gross acres (8,865 net acres) in Edwards County in Texas.

During July 2006, the Company sold one of its oil and gas properties for $20,000. On September 18, 2006, the Company rescinded their consent to participate in the drilling of a well, resulting in the reversal of $560,294 in exploration and development expenditures that were accrued between March and August 2006.

The following table presents information regarding the Company’s costs incurred in the purchase of proved and unproved properties, in exploration and development activities and charges for depletion:

	September 30, 2006	December 31, 2005

Property acquisition costs:
Unproven	$300	$300
Proven	3,697,850	3,717,850
Exploration and development expenditures	2,475,609	2,278,437
Less: Accumulated depletion	(139,906)	(82,377)
	______________	_____________

Total	$6,033,853	$5,914,210
	=============	============

Page - 10

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
UNAUDITED

NOTE 4 - OIL AND GAS PROPERTIES, continued

At September 30, 2006 and December 31, 2005, the Company’s proved and unproved oil and gas properties consisted of leasehold interests and exploration and development costs related to their interests in Texas, Utah, Wyoming and California. At September 30, 2006 and December 31, 2005, the Company’s oil and gas properties were valued as follows:

	September 30, 2006	December 31, 2005

Proven and Unproven Properties

Property acquisition costs:
Utah	$3,697,850	$3,717,850
Wyoming	100	100
California	100	100
Texas	100	100

Exploration & development costs:
Utah	2,413,548	2,264,489
Wyoming	55,243	13,948
California	6,818	-
Accumulated depletion:	(139,906)	(82,377)
	$6,033,853	$5,914,210

The Company’s proven and unproven properties are evaluated periodically for the possibility of potential impairment. During the period ended September 30, 2006 and the year ended December 31, 2005, no impairment charges were recorded against the Utah, Texas, California or Wyoming properties.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to Related Parties

At September 30, 2006 and December 31, 2005, the Company was indebted to a director in the amount of $0 and $123,463. On September 27, 2006, the Company issued 257,336 common shares at $0.50 per share to this director in payment of $128,668 in debt. (Notes 6 and 12)

At September 30, 2006 and December 31, 2005, the Company was indebted to a director in the amount of $0 and $12,000. On September 27, 2006, the Company issued 24,000 common shares at $0.50 per share to this director in payment of this debt. (Note 6)

At September 30, 2006 and December 31, 2005, the Company was indebted to a company controlled by an officer in the amounts of $9,505 and $22,845. During the nine month periods ended September 30, 2006 and 2005, the Company paid $274,208 and $139,478 in administrative fees to the same company.

Page - 11

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
UNAUDITED

NOTE 5 - RELATED PARTY TRANSACTIONS, continued

Due to Related Parties, continued
At September 30, 2006 and December 31, 2005, the Company was indebted to a director in the amounts of $117,251 and $232,586. During the nine month periods ended September 30, 2006 and 2005, the Company paid or accrued $121,000 and $64,000 in administrative fees to this officer. During the nine month periods ended September 30, 2006 and 2005, the officer exercised 800,000 and 500,000 in share purchase warrants for 800,000 and 500,000 shares of the Company’s common stock at $0.25 per share. During the nine month period ended September 30, 2005 this officer received shares in payment of finder’s fees of $100,000. (Notes 6 and 8)

At September 30, 2006 and December 31, 2005, the Company was indebted to a company controlled by an officer in the amounts of $0 and $21,000. During the nine month periods ended September 30, 2006 and 2005, the Company paid or accrued $14,000 and $56,000 in administrative fees to the same company.

At September 30, 2006 and December 31, 2005 the Company was indebted to the wife of an officer in the amounts of $70,656 and $25,000. During the nine month periods ended September 30, 2006 and 2005, the Company paid or accrued $45,000 and $40,000 in professional fees to the wife of this officer.

At September 30, 2006 and December 31, 2005, the Company had $11,684 and $18,856 in accounts payable to directors or companies controlled by officers or directors. On September 27, 2006, the Company issued 19,586 common shares at $0.50 per share to directors or companies controlled by directors in payment of $9,793 of this debt. (Note 6)

NOTE 6 - COMMON STOCK

On October 14, 2004, the Company issued a total of 1,396,956 units at $0.20 per unit by way of a private placement for cash of $279,392. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on October 14, 2006. The fair value of the warrants was estimated to be $69,848 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On November 30, 2004, the Company issued a total of 550,000 units at $0.20 per unit by way of a private placement for cash of $110,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on November 30, 2007. The fair value of the warrants was estimated to be $27,500 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On November 30, 2004, the Company issued, to an officer of the Company, a total of 55,000 units at $0.20 per unit for finders’ fees of $11,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.30. The warrants have a term of three years and will expire on November 30, 2007. The fair value of the warrants was estimated to be $2,750 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On November 30, 2004, the Company issued a total of 75,000 units at $0.20 per unit by way of a private placement for cash of $15,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $3,750 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On November 30, 2004, the Company issued a total of 3,750,000 units at $0.20 per unit by way of a private placement for cash of $750,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $187,500 and has been recorded as a separate component of stockholders’ equity. (Note 8)

Page - 12

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
UNAUDITED

NOTE 6 - COMMON STOCK, continued

On November 30, 2004, the Company issued, to an officer of the Company, a total of 382,500 units at $0.20 per unit for finders’ fees of $76,500. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on November 30, 2006. The fair value of the warrants was estimated to be $19,125 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On December 21, 2004, the Company issued a total of 500,000 units at $0.20 per unit by way of a private placement for cash of $100,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on December 21, 2006. The fair value of the warrants was estimated to be $25,000 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On December 21, 2004, the Company issued, to an officer of the Company, a total of 50,000 units at $0.20 per unit for finders’ fees of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.35. The warrants have a term of two years and will expire on December 21, 2006. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On January 18, 2005, the Company issued a total of 2,166,668 units at $0.30 per unit by way of a private placement for cash of $650,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 18, 2007. The fair value of the warrants was estimated to be $162,500 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On January 18, 2005, the Company issued, to an officer of the Company, a total of 216,667 units at $0.30 per unit for finders’ fees of $65,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 18, 2007. The fair value of the warrants was estimated to be $16,250 and has been recorded as a separate component of stockholders’ equity. (Notes 5 and 8)

On January 24, 2005, the Company issued a total of 1,000,000 units at $0.30 per unit by way of a private placement for cash of $300,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 27, 2007. The fair value of the warrants was estimated to be $75,000 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On January 24, 2005, the Company issued, to an officer of the Company, a total of 100,000 units at $0.30 per unit for finders’ fees of $30,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on January 24, 2007. The fair value of the warrants was estimated to be $7,500 and has been recorded as a separate component of stockholders’ equity. (Notes 5 and 8)

On February 7, 2005, the Company issued a total of 133,334 units at $0.30 per unit by way of a private placement for cash of $40,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years, 40,000 warrants will expire January 17, 2007 and 93,334 warrants will expire on February 7, 2007. The fair value of the warrants was estimated to be $10,000 and has been recorded as a separate component of stockholders’ equity. (Note 8)

On July 7, 2005, the Company issued a total of 33,334 units at $0.30 per unit by way of a private placement for cash of $10,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on July 7, 2007. The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity. (Note 8)

Page - 13

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
UNAUDITED

NOTE 6 - COMMON STOCK, continued

On July 7, 2005, the Company issued a total of 16,667 units at $0.30 per unit to an officer for finders’ fees of $5,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50. The warrants have a term of two years and will expire on July 7, 2007. The fair value of the warrants was estimated to be $1,250 and has been recorded as a separate component of stockholders’ equity. (Notes 5 and 8)

On July 29, 2005, the Company issued 400,000 common shares at $0.25 per share for $100,000 cash when an officer of the Company exercised 400,000 share purchase warrants. (Notes 5 and 8)

On September 28, 2005, the Company issued 100,000 common shares at $0.25 per share for cash of $25,000 when an officer of the Company exercised 100,000 share purchase warrants. (Notes 5 and 8)

On January 31, 2006, the Company issued 800,000 common shares at $0.25 per share for cash of $200,000 when an officer of the Company exercised 800,000 share purchase warrants. (Notes 5 and 8)

On February 7, 2006, the Company issued a total of 300,000 units at $0.50 per unit by way of a private placement for cash of $150,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.90. The warrants have a term of one year and will expire on
February 7, 2007. The fair value of the warrants was estimated to be $37,500 which has been recorded as a separate component of stockholders’ equity. (Note 8)

On February 8, 2006, the Company issued a total of 200,000 units at $0.50 per unit by way of a private placement for cash of $100,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.90. The warrants have a term of one year and will expire on February 8, 2007. The fair value of the warrants was estimated to be $25,000 which has been recorded as a separate component of stockholders’ equity. (Note 8)

On February 9, 2006, the Company issued a total of 100,000 units at $0.50 per unit by way of a private placement for cash of $50,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.90. The warrants have a term of one year and will expire on February 9, 2007. The fair value of the warrants was estimated to be $12,500 which has been recorded as a separate component of stockholders’ equity. (Note 8)

On February 17, 2006, the Company issued a total of 100,000 units at $0.50 per unit by way of a private placement for cash of $50,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.90. The warrants have a term of one year and will expire on February 17, 2007. The fair value of the warrants was estimated to be $12,500 which has been recorded as a separate component of stockholders’ equity. (Note 8)

On March 2, 2006, the Company issued a total of 100,000 units at $0.50 per unit by way of a private placement for cash of $50,000. Each unit is comprised of one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.90. The warrants have a term of one year and will expire on March 2, 2007. The fair value of the warrants was estimated to be $12,500 which has been recorded as a separate component of stockholders’ equity. (Note 8)

On May 19, 2006, the Company issued 250,000 common shares at $0.30 per share for cash of $75,000 when 250,000 share purchase warrants were exercised. (Note 8)

On September 27, 2006, the Company issued 300,922 common shares at $0.50 per share, to directors in settlement of debt in the amount of $150,461. (Notes 5 and 12)

Page - 14

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
UNAUDITED

NOTE 7 - STOCKHOLDER RIGHTS PLAN

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

At September 30, 2006 and December 31, 2005, the Company had reserved 308,245,060 and 297,490,450 shares for the exercise of these rights for the issued, outstanding and subscribed shares and 100,572,300 and 101,822,300 for the potential exercise of outstanding options and warrants. At September 30, 2006, the Company would not be able to implement the Rights Plan unless the number of authorized shares of common stock increased to satisfy share issuances for all issued and outstanding shares and the exercise of all warrants and stock options. (Note 12)

NOTE 8 - STOCK OPTIONS AND WARRANTS

During the nine month periods ended September, 2006 and 2005 no stock options were issued or cancelled. (Note 12)

During the nine month periods ended September, 2006 and 2005, 800,000 and 3,666,670 share purchase warrants were issued, 1,050,000 and 500,000 share purchase warrants were exercised and 0 and 12,327,015 share purchase warrants expired. (Note 6)

On September 28, 2006, the directors of the Company passed a resolution whereby all warrant holders were offered the opportunity to exercise their share purchase warrants, wholly or partially, at an exercise price equal to 33.33% of the exercise price stated in their warrants, until October 31, 2006. (Note 12)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Page - 15

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
UNAUDITED

NOTE 10 - BUSINESS ACQUISITIONS AND SALE OF SUBSIDIARY

Vallenar Holdings, Inc.

Pursuant to a share exchange agreement dated August 24, 2006, the Company acquired 100% of the issued and outstanding shares (4,000,000 common shares) of Vallenar Holdings by exchanging its 51.53% interest in Vallenar Energy (which consisted of 5,312,500 common shares and 733,333 preferred shares of Vallenar Energy) with Vallenar Holdings. The Company’s investment in Vallenar Holdings has been accounted for as a purchase, with the value of the 4,000,000 common shares of Vallenar Holdings being recorded on the Company’s books at a fair value of $755,552, which is the same value that the Company’s 51.53% investment in Vallenar Energy was recorded at prior to the share exchange. As a result of this business combination, the Company has included the accounts of Vallenar Holdings (including their operating losses from August 24, 2006), into their financial statements at September 30, 2006. Vallenar Holdings financial statements include the accounts of Vallenar Energy (including their operating losses from August 24, 2006) and a 48.47% adjustment for minority interest shareholders. (Notes 1, 2 and 11)

Gasco Energy, Inc.

On September 20, 2006 the Company entered into an agreement and plan of merger with Gasco Energy, Inc. (“Gasco”) whereby the Company agreed to sell certain of their California, Utah and Wyoming assets to Gasco in exchange for 11 million shares of Gasco's common stock. The completion of the merger is subject to the approval of the Company’s stockholders and the completion of the distribution and disposition of certain subsidiaries of the Company to its stockholders and others leaving only the California, Utah and Wyoming assets in the Company. Under the terms of the merger the Company will become a wholly-owned subsidiary of Gasco and the Company's stockholders will receive a number of Gasco's common shares calculated as follows: the number of common shares that each stockholder owns will be divided by the total number of shares of the Company’s common stock that is outstanding, fully diluted, on the date of the merger, times the 11 million common shares of Gasco.

As part of the merger the Company’s board of directors agreed to vote their shares in favour of the transaction; the Company’s president and CEO has agreed to deposit 550,000 of the shares of Gasco’s common stock that he will acquire in the transaction in escrow to satisfy any claims resulting from breaches of the Company’s representations and warranties; and in considerations for pledging the 550,000 Gasco shares, the Company’s board of directors approved a fee payable to the Company’s president equal to 20% of the value of the Gasco shares on the date the president’s 550,000 Gasco shares are deposited in escrow.

NOTE 11 - DISCONTINUED OPERATIONS

On August 24, 2006, the Company exchanged their 51.53% interest in Vallenar Energy (which consisted of 5,312,500 common shares and 733,333 preferred shares of Vallenar Energy) with Vallenar Holdings, for 100% of the issued and outstanding shares (4,000,000 shares) of Vallenar Holdings.

As a result of this exchange the Company reclassified Vallenar Energy’s net operating losses, up to August 24, 2006, in losses from discontinued operations. For the three and nine months ended September 30, 2006, the Company recorded losses from discontinued operations of $10,083 and $26,335, respectively and for the three and nine months ended September 30, 2005, the Company recorded losses from discontinued operations of $1,933 and $3,407, respectively. No gain or loss on the Company’s investment in Vallenar Energy (of $755,552) was recorded on this exchange of shares. (Notes 1, 2 and 10)

NOTE 12 - SUBSEQUENT EVENTS

Stock Options

On October 31, 2006, 1,210,000 stock options that enabled the holders to purchase up to 1,210,000 common shares of the Company at $0.40 per share, expired. (Notes 7 and 8)

Page - 16

BREK ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
UNAUDITED

NOTE 12 - SUBSEQUENT EVENTS, continued

Shares for Debt

Subsequent to September 30, 2006, a director returned 10,410 shares that he received in settlement of $5,205 in debt in exchange for cash. The returned shares were be cancelled by the Company. (Notes 5 and 6)

Warrants

On September 28, 2006, the directors of the Company passed a resolution whereby all warrant holders were offered the opportunity to exercise their share purchase warrants, wholly or partially, at an exercise price equal to 33.33% of the exercise price stated in their warrants, until October 31, 2006. (Note 8)

Based on this resolution the following share purchase warrants were exercised at 33.33% of their stated exercise price subsequent to September 30, 2006:

The Company received $1,302,730 in cash in payment for 9,300,003 common shares when 9,300,003 share purchase warrants with exercise prices between $0.25 and $0.90 per share, were exercised at prices between $0.08 and $0.30 per share.

The Company received $258,040 in cash in payment for 2,544,414 common shares when 2,544,414 share purchase warrants with exercise prices between $0.30 and $0.50 per share, were exercised by directors and officers of the Company at prices between $0.10 and $0.17 per share.

The Company received $524,466 in cash in payment for 4,709,819 common shares when 4,709,819 share purchase warrants with exercise prices between $0.30 and $0.35 per share, were exercised by companies controlled by directors and officers of the Company at prices between $0.10 and $0.12 per share.

The Company offset debt of $82,251 in payment for 987,109 common shares when 987,109 share purchase warrants with an exercise price of $0.25 per share, were exercised by a director of the Company at $0.08 per share.

The Company offset debt of $75,657 in payment for 793,115 common shares when 793,115 share purchase warrants with an exercise prices between $0.25 and $0.35 per share, were exercised by a wife of a director of the Company at prices between $0.08 and $0.12 per share.

Page - 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING IS MANAGEMENT’S DISCUSSION AND ANALYSIS OF CERTAIN SIGNIFICANT FACTORS THAT WILL AFFECT OR HAVE AFFECTED OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. CERTAIN STATEMENTS UNDER THIS SECTION MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS”. YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES INCLUDED IN OUR FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005.

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

A thirteenth well was completed in March of 2006. In September 2006 we rescinded our consent to participate in the well and the operator credited us for the $560,294 that had been billed to date.

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

We did not consent to the drilling of a total of twenty wells proposed by Gasco as of December 31, 2005 (ten of which we farmed out in the June 2006 farmout agreements), and did not consent to the drilling of twenty-five wells proposed in 2006. This figure includes one well in which we had agreed to participate but later rescinded our participation with Gasco’s consent. As a result of our non-consent, Gasco has drilled (or will drill) the wells bearing 100% of the costs and is entitled to all of the revenue generated from the sale of oil and gas until they have recovered 300% of their drilling costs, 150% of the costs of newly acquired equipment in the well, and 100% of the operating costs and the costs of any newly acquired surface equipment beyond the wellhead connections, at which time we are entitled to our percentage of the revenue. The average cost of these non-consent wells is almost $4 million, so we do not expect to see any revenue from them for some time, if ever. We have not, however, forfeited any leasehold interests, other than those associated with the farmouts discussed above, and can participate in future drilling that is proposed for other locations on the same leases.

Our oil and gas production decreased by approximately 26% during the first nine months of 2006 as compared with the first nine months of 2005. During 2005, on a combined basis, our oil and gas reserve quantities decreased by approximately 19%, primarily because we reduced our reserves when we agreed to farm out ten wells to Gasco, and we revised our prior estimates on the basis of our actual production.

Page - 18

Our reserve and production information as of September 30, 2006 and 2005 is set out in Table 1.

Table 1
Production and reserves
	For the nine months ended September 30
	2006	2005
Natural gas production (Mcf)	55,035	75,292
Average sales price per Mcf	$5.67	$6.83
Year-end proved gas reserves (Mcf)	5,653,612	6,853,310

Oil production (Bbl)	735	861
Average sales price per Bbl	$55.60	$55.41
Year-end proved oil reserves (Bbl)	27,405	51,495

Production (Mcfe)*	59,445	80,458
Year-end proved reserves (Mcfe)*	5,818,042	7,162,280
*Assumes a conversion of 6 Mcf for each Bbl of oil.

Vallenar Energy Corp. (“Vallenar Energy”), through its subsidiary, Nathan Oil Partners LP, in May 2006 reached an agreement with an American oil and gas company with operations in Texas for the development and operation of the Texas properties. Under the agreement, the operator can earn a 75% working interest in the wells and production in exchange for drilling until it has completed a well capable of producing hydrocarbons in commercial quantities. When the operator has completed the first ten wells and recovered 100% of the costs to drill and operate the wells, Nathan Oil can back in for a 25% working interest in the wells. On future wells, Nathan Oil can either participate from the outset to earn a 25% working interest or back in after payout to earn a 6.5% working interest.

On August 24, 2006, we transferred our 51.53% interest in Vallenar Energy to Vallenar Holdings, Inc. in exchange for 4,000,000 common shares of Vallenar Holdings. We own all of the issued and outstanding shares of Vallenar Holdings. As a result of the business combination, we have consolidated the accounts of Vallenar Holdings into our financial statements at September 30, 2006. We accounted for our investment in Vallenar Holdings as a purchase and valued our 4,000,000 shares of Vallenar Holdings at $755,552. This transaction did not result in any gain or loss on our or Vallenar Energy’s books at September 30, 2006.

As a result of this exchange of shares, Vallenar Energy Corp. ceased to be our subsidiary and we included Vallenar Energy’s operating losses ($26,335) in our consolidated statements of operations to August 24, 2006. After August 24, 2006, any income or loss from Vallenar Energy, and the resulting minority interest, will be included in Vallenar Holdings’ consolidated financial statements.

On September 18, 2006, with the operator’s consent, we rescinded our participation in the drilling of the Sheep Wash well. The operator credited our account for $560,294 of costs that they had billed us.

Between January 1, 2006, and the end of this quarter, we received $75,000 in cash from the exercise of warrants and $400,000 in cash from the private placement of units. We have used this cash to cover operating expenses.

At the end of September, we offered all of the warrant-holders the opportunity to exercise their warrants at a discounted price equal to 33.33% of their warrants’ exercise prices if they exercised by October 31, 2006. All except two warrant-holders accepted the offer and purchased 18,334,460 shares of common stock for $2,243,143. Warrants for the purchase of 200,000 common shares at the exercise price of $0.90 remain outstanding. We intend to use the proceeds to pay our accounts payable and any other liabilities that we must satisfy to close the merger discussed below and to buy more shares of Vallenar Holdings, Inc.

Merger
On September 20, 2006, we agreed, subject to our stockholders’ approval, to merge with Gasco Energy, Inc. (“Gasco”) for equity consideration of 11 million shares of Gasco's common stock valued at approximately $30 million based on the closing price of Gasco's common stock on September 20, 2006. As a result of the merger, Gasco will acquire all of our California, Utah and Wyoming assets.

Page - 19

The directors of Brek and Gasco have approved the terms of the transaction, which we expect to close near the end of 2006 or early in 2007. The completion of the merger is subject to the approval of our stockholders and the completion of the distribution and disposition of certain of our subsidiaries to our stockholders and others, leaving only the California, Utah and Wyoming assets in Brek. Under the terms of the agreement, we will merge with and become a wholly owned subsidiary of Gasco. Our stockholders will receive the number of shares of Gasco's common stock that is equal to 11 million divided by the total number of shares of Brek's common stock outstanding, fully diluted, on the date of the merger.

As part of the merger, our directors have agreed to vote their shares in favor of the transaction; our president and CEO has agreed to deposit 550,000 of the shares of Gasco's common stock that he will acquire in the transaction in escrow to satisfy any claims resulting from breaches of our representations and warranties; and in consideration for pledging the 550,000 Gasco shares, our board of directors have approved a fee payable to our president equal to 20% of the value of the Gasco shares on the date his 550,000 Gasco shares are deposited in escrow.

Financial Condition
We had a net loss of $598,464 during the nine months ended September 30, 2006. As of September 30, 2006, we had a cash balance of $10,045 and trade accounts receivable of $51. When these current assets are offset against our current obligations of $760,245 in accounts payable and accrued liabilities and $209,096 in amounts due to related parties, we are left with a working capital deficit of $959,245 at September 30, 2006.

We believe that our cash and cash equivalents as of the date of this filing, which include the proceeds from the recent exercise of warrants, are adequate to satisfy our working capital needs. As our oil and gas revenues are not yet sufficient to satisfy our ongoing operational and working capital requirements, for the foreseeable future we must continue to raise funds through private loans, private placements of our common shares, or the issuance of shares for debt.

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our consolidated financial statements for the fiscal years 2005 and 2004, related to our ability to continue as a going concern depends upon our ability to resolve our liquidity problems, principally by obtaining capital and generating sufficient revenues to become profitable. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to develop our oil and gas properties, generate revenues from our oil and gas production, and control drilling, completion and production costs. As we have a minority interest in our oil and gas properties and are not the operator, we can do little to affect the generation of revenue or control drilling, completion and production costs, and we do not have the expertise to initiate development independently of the owner of the majority interest, who is also the operator. With our current plans, we expect to incur operating losses in future periods, and cannot assure that we will continue to generate revenues. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Related-Party Transactions
We owed $209,096 to related parties at September 30, 2006. This sum includes $36,684 and $172,412 in advances payable that we accrued during the periods ended December 31, 2005 and September 30, 2006, respectively. These advances include $144,505 in administrative and professional fees that were unpaid at September 30, 2006. None of the amounts due to related parties bear interest or have any fixed terms of repayment.

Since September 30, 2006, a director exercised 987,109 share purchase warrants by offsetting the exercise price of $82,251 against amounts that we owed to this director; the wife of a director exercised warrants for the purchase of 793,115 shares by offsetting the exercise price of $75,657 against amounts that we owed to this person; and directors and officers and companies controlled by directors and officers exercised warrants for the purchase of 7,254,233 shares for cash of $782,506.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005.

Overall Results of Operations
For the three months ended September 30, 2006, we had a net loss of $229,161, or $(0.01) per share, which was an increase of $169,311 from our net loss of $59,850 or $(0.01) per share for the three months ended September 30, 2005. The increase in net loss for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily due to increases in our administrative fees, professional fees and loss from discontinued operations and a decrease in revenues. These amounts were offset primarily by decreases in advertising, rent and depletion.

For the nine months ended September 30, 2005, we had a net loss of $598,464, or $(0.01) per share, which was an increase of $447,552 from our net loss of $150,912 or $(0.01) per share for the nine months ended September 30, 2005. The increase in net loss for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily due to increases in our administrative costs, professional fees, due diligence, loss from discontinued operations and a decrease in revenue. These amounts were offset by decreases in advertising and rent.

Revenue
Total revenue for the three months ended September 30, 2006 was $83,242 compared to $235,142 for the three months ended September 30, 2005. The $151,900 decrease in revenue during the third quarter of 2006 was due to reduced production and lower prices for gas and oil.

Total revenue for the nine months ended September 30, 2006 was $353,322 compared to $521,451 for the nine months ended September 30, 2005. The $168,129 decrease in revenue during the first nine months of 2006 was due to a decrease in the production from our Utah wells and lower prices for gas and oil.

Operating Expenses
For the three months ended September 30, 2006, our total expenses were $312,403, which was an increase of $17,411 from our total expenses of $294,992 for the three months ended September 30, 2005. The increase in expenses for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily due to increases in our administrative fees of $30,767, professional fees of $30,139, regulatory of $34,630 and loss from discontinued operations of $8,150. These amounts were offset primarily by decreases in advertising of $13,756, rent of $21,000 and depletion of $10,810.

For the nine months ended September 30, 2006, our total expenses were $947,753, which was an increase of $275,390 from our total expenses of $672,363 for the nine months ended September 30, 2005. The increase in net loss for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily due to increases in our administrative costs of $178,730, professional fees of $98,871, regulatory of $11,048, due diligence of $63,672 and loss from discontinued operations of $22,928. These amounts were offset by decreases in advertising of $12,363, rent of $42,000, and minority interest in loss from discontinued operations of $38,993.

Page - 20

Our administrative, professional fees and regulatory expenses increased during the nine months ended September 30, 2006 due to the increasing amount of work required to meet our SEC, Sarbanes-Oxley and tax filing obligations, and to the increase in legal and other advisers’ fees incurred in negotiating the Gasco merger agreement. During the next year we expect our operating costs to stabilize.

Other expenses
We have filed all of our corporate income tax returns, which resulted in our paying franchise taxes of approximately $4,000 as of September 30, 2006.

Off-Balance-Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We do not have any non-consolidated, special-purpose entities.

Liquidity and capital resources
As of September 30, 2006, we had a cash balance of $10,045 and a negative cash flow from operations of $496,299 for the nine months then ended. During the nine months ended September 30, 2006, we funded our operations through revenue from our oil and gas properties of $353,322, the exercise of 250,000 warrants from which we received cash of $75,000 and the private placement of 800,000 units for which we received cash of $400,000. Each unit consists of one common share and one common share purchase warrant.

In the notes to our consolidated financial statements as of September 30, 2006, we caution that our ability to continue as a going concern is uncertain. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $62,191,377. As of September 30, 2006, we had $969,341 in current liabilities. When this is offset against our current assets of $10,096, we are left with a working capital deficit of $959,245. Although we have sufficient cash from the exercise of the warrants to satisfy our liabilities, we cannot assure that we will succeed in developing our business and achieving a profitable level of operations sufficient to meet our ongoing cash needs. We have, however, successfully generated sufficient working capital and liquidity through oil and gas revenues and the private placement of our shares until the date of this filing, and believe that we can continue to do so for the next twelve months.

Table 2 summarizes our sources and uses of cash for the nine months ended September 30, 2006 and 2005.

Table 2
Sources and uses of cash
	For the nine months ended September 30
	2006		2005

Net cash used in operating activities		$(496,299)	$	(114,272)
Net cash used in investing activities		(26,769)		(1,222,283)
Net cash provided by financing activities		475,000		1,125,000
Net cash flow	$	(48,068)	$	(211,555)

Net cash used in operating activities
The cash used in operations of $496,299 was primarily comprised of: payment of $146,533 in trade accounts payable and accrued liabilities, our expenditures exceeding our revenue by $598,464, and an adjustment to minority interest for losses incurred by Vallenar Energy Corp. of $36,111. These decreases were offset by our collecting trade accounts receivable of $120,059, using $3,415 of prepaid expenses, an increase of $103,806 that is due to related parties and by the depletion of our oil and gas properties of $57,529.

Net cash used in investing activities
During the nine months ended September 30, 2006, we spent $46,769 on exploration and development of our oil and gas properties and we received net proceeds of $20,000 on the sale of our Prickly Pear acreage in Utah.

Net cash provided by financing activities
We issued 800,000 units for $400,000 cash and we also issued 250,000 common shares on the exercise of share purchase warrants for $75,000 cash during the nine months ended September 30, 2006. We used this cash to pay operating expenses and to cover exploration and development expenses.

On September 20, 2006, we resolved to offer our warrant-holders the opportunity to exercise their warrants at a discounted price equal to 33.33% of the original exercise price of their warrants if they exercised them by October 31, 2006. As of October 31, 2006, warrant-holders exercised warrants and purchased 18,334,460 shares of common stock for $2,085,235 in cash and $157,908 in debt owed to related parties.

Contingencies and commitments
We had no contingencies or long-term commitments at September 30, 2006, except for the Transworld litigation which is disclosed in the commitments and contingencies section of the notes to our consolidated financial statements appearing elsewhere in this report and in the contingent liability section of the following critical accounting estimates.

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

Page - 21

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

Contractual obligations
We did not have any contractual obligations at September 30, 2006.

Internal and external sources of liquidity
We have funded our operations principally through subscriptions for common shares, the exercise of share purchase warrants, the issuance of shares for debt and the sale of natural gas and oil.

Inflation
We do not believe that inflation will have a material impact on our future operations.

Page - 22

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

Page - 23

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) we did not modify the instruments defining the rights of our shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) we did not sell any unregistered equity securities.

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
2.1

Agreement and Plan of Merger, dated as of September 20, 2006, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation, filed as an Exhibit to our Form 8-K (Current Report) filed on September 21, 2006, and incorporated herein by reference.

Filed
3.1	Articles of Incorporation filed as an Exhibit to our registration statement on Form 10 filed on October 21, 1999, and incorporated herein by reference.	Filed
3.2	Amended Bylaws dated December 18, 2000, filed as an Exhibit to our Form 10-QSB (Quarterly Report) filed on May 15, 2006, and incorporated herein by reference.	Filed
3.3

Certificate of Amendment to Articles of Incorporation changing our name to Brek Energy Corporation filed as an Exhibit to our Form 10-KSB (Annual Report) filed on April 14, 2004, and incorporated herein by reference.

Filed
4.1

Voting Agreement, dated September 20, 2006, by and among Gasco Energy, Inc., Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawne Malone, filed as an Exhibit to our Form 8-K (Current Report) filed on September 21, 2006, and incorporated herein by reference.

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

Page - 24

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

Filed
14	Code of Ethics filed as an Exhibit to our Form 10-KSB (Annual Report) filed on November 21, 2005, and incorporated herein by reference.	Filed
21	List of Subsidiaries, filed as an attached exhibit to our Form 10-KSB (2002 - Annual Report) filed on November 21, 2005, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Brek Energy Corporation has caused this report to be signed on its behalf by the undersigned duly authorized person.

BREK ENERGY CORPORATION

By:/s/ Richard N. Jeffs
Name:  Richard N. Jeffs
Title: Director and CEO and CFO
Dated: November 14, 2006

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

Date: November 14, 2006

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

Date: November 14, 2006

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

Page - 28

Exhibit 32

Page - 29

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, President and Chief Executive Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Executive Officer

November 14, 2006

Page - 30

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Brek Energy Corporation (“Brek Energy”) on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, Chief Financial Officer of Brek Energy and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Brek Energy.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

November 14, 2006

Page - 31