Form 10QSB/A
period 2006-09-30
BREK ENERGY CORP
filed 2006-11-20
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
1st Amendment

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to________________

Commission file number 000-27753

BREK ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada	98-0206979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3388 - Via Lido, 4th Floor, Newport Beach, California, 92663
(Address of principal executive offices)
1-866-472-7987
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
[   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10, 2006
Shares of common stock - $0.001 par value	79,983,472

Page - 1

BREK ENERGY CORPORATION

Form 10-QSB/A
1st Amendment

EXPLANATORY NOTE

This Form 10-QSB/A - 1st Amendment for the quarterly period ended September 30, 2006, which was originally filed on November 14, 2006 (the “Report”), is being filed to revise (1) the cover page to correct the number of shares of common stock outstanding at November 10, 2006 and (2) Part II — Other Information to correct the inadvertent omission of certain language from Item 5 - Other Information.

This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided in this amendment, and this amendment continues to speak as of the date of the Report. Brek has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended. Accordingly, this Form 10-QSB/A should be read in conjunction with Brek’s filings made with the SEC subsequent to the filing of the original Form 10-QSB on November 14, 2006 (SEC Accession No. 0001104540-06-000279).

COVER PAGE

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10, 2006
Shares of common stock - $0.001 par value	79,983,472

PART II - OTHER INFORMATION

Item 5. Other Information

During the quarter of the fiscal year covered by this report, we reported all information that was required to be disclosed in a report in the form of a Form 8-K, with the exception of the following:

Page - 2

Merger with Gasco Energy, Inc. - Contingent Liability

As part of the merger with Gasco Energy, Inc., Richard N. Jeffs, Brek’s president and CEO, has agreed to deposit into escrow 550,000 of the shares of Gasco’s common stock (the “Shares”) that he will acquire in the merger to satisfy any claims resulting from breaches of Brek’s representations and warranties. In considerations for pledging the Shares, Brek’s board of directors approved a fee payable to Mr. Jeffs equal to 20% of the value of the Shares on the date the Shares are deposited into escrow. The fee will be paid from Brek’s working capital funds when the Shares are deposited into escrow.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Brek Energy Corporation has caused this report to be signed on its behalf by the undersigned duly authorized person.

BREK ENERGY CORPORATION

By: /s/ Richard N. Jeffs
    Name:  Richard N. Jeffs
    Title: Director and CEO and CFO
    Dated: November 17, 2006

Page - 3