Form 10KSB
period 2006-12-31
BREK ENERGY CORP
filed 2007-04-16
CIK 1095070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number  000-27753

BREK ENERGY CORPORATION
(Name of Small Business Issuer in its charter)

Incorporated in the State of Nevada	98-0206979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3388- Via Lido, 4th Floor, Newport Beach, California	92663
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  1-866-472-7987

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

shares of common stock - $0.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     [  ]

Brek Energy Corporation	Form 10-KSB - 2006	Page 1

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ X ] Yes         [    ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[   ] Yes         [ X ]  No

State issuer’s revenues for its most recent fiscal year.

$440, 537

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $12,055,372 as of April 12, 2007 ($0.20(close) X 60,276,864 shares)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 12, 2007
shares of common stock - $0.001 par value	79,973,062

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ x ]

Brek Energy Corporation	Form 10-KSB - 2006	2

PART I

Item 1.

Description of Business.

(a)

Business Development

Brek Energy Corporation is a Nevada corporation in the oil and gas business and was incorporated on September 16, 1998 under the original name “First Ecom.com, Inc.”  On January 31, 2002, Brek changed its name to its current name “Brek Energy Corporation”.  When used in this report, the terms “we,” “us,” “our,” and the “Company” mean Brek Energy and its subsidiaries.

We were in the business of developing electronic payment processing systems from our inception until July 2001 when we acquired 500 shares of Series A Convertible Redeemable Preferred Stock and 4,750,000 shares of common stock of Gasco Energy, Inc., an oil and gas exploration company.  In 2002, we acquired a 51.53% equity interest in Vallenar Energy Corp., a Nevada corporation with properties in Texas; we exchanged all of our shares in Gasco for a leasehold interest in 25% of Gasco’s undeveloped properties in Utah, Wyoming and California; and we sold our electronic payment processing subsidiary.  Since then, we have focused on the development of our natural gas and oil properties.  On August 24, 2006, we acquired a 100% interest in Rock City Energy Corp. in exchange for all of the shares we owned in Vallenar Energy Corp. which was 51.53% of Vallenar Energy Corp.  See “Item 1.(b) Business of Brek” and “Item 6 Management’s Discussion and Analysis or Plan of Operations.”

We have an authorized capital of 300,000,000 shares of common stock with a par value of $0.001 of which 79,973,062 shares are issued and outstanding at December 31, 2006.

We have undergone no material reclassifications, mergers, consolidations or purchases or sales of significant assets not in the ordinary course of business except that on August 24, 2006 we exchanged all of our shares in Vallenar Energy for four million shares of common stock of Rock City Energy Corp., thereby converting our 51.53% interest in Vallenar Energy to a 100% interest in Rock City Energy.

(b)

Business of Brek

We are a natural gas and petroleum exploitation, development, and production company engaged in the acquisition, operation and development of unconventional hydrocarbon prospects, primarily in the Rocky Mountain region.  Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly; and the development and exploitation of the properties subject to these leases.  We are focused on drilling efforts in the Riverbend Project located in the Unita Basin of northeastern Utah, targeting the Wasatch, Mesaverde and Blackhawk formations.  See “Item 2. Description of Property” below for more information.

We own all of the issued shares of Rock City Energy Corp., an oil and gas exploration company incorporated in the state of Nevada on August 10, 2006.

Through our wholly owned subsidiary, Rock City Energy Corp., we own 51.53% of the issued shares of Vallenar Energy Corp., an oil and gas company with a strategy of structuring and developing an economically viable enhanced oil recovery project in Texas.  See “Item 2. Description of Property” below for more information.

We are in the early stages of fully implementing our business plan and have insufficient operating history on which to base an evaluation of our business and prospects.  Any evaluation must be made in light of the risks frequently encountered by companies in their early stages of development, particularly for companies in high risk sectors such as natural gas and oil.

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

Brek Energy Corporation	Form 10-KSB - 2006	3

Natural gas purchasers pay well operators 100% of the sale proceeds of natural gas on or about the 25th of each month for sales two prior months.  The operator is responsible for all distributions to the working interest and royalty owners.

There is no standard price for natural gas and prices fluctuate with the seasons and the general market conditions. We sell our gas to the operator under a Natural Gas Purchase Agreement that governs the gathering transportation, marketing and sale of our gas.

Our primary product is natural gas, but we also produce condensate (oil).  During the fiscal year ended December 31, 2006, we produced 72,581 Mcf (one Mcf equals 1,000 cubic feet) of natural gas and 999 barrels(“Bbl”) of oil.  We sell our product to purchasers in the geographic area of the properties.  Natural gas, after processing, is distributed through pipelines.  We recognize revenue from the sale of natural gas when it reaches the customer’s point of purchase in the gas transmission system.  The amount we recognize for each well is based on the percentage of our net revenue interest in the well, and the remainder is allocated to other persons holding a net revenue interest.

Market

We derive our revenue principally from the sale of natural gas.  As a result, our revenues are determined, to a large degree, by prevailing natural gas prices.  We sell the majority of our natural gas on the open market at prevailing market prices.  The market price for natural gas is dictated by supply and demand, and we cannot accurately predict or control the price we receive for our natural gas.  Under our  agreement with the operator, the operator buys our gas for a purchase price equal to the amount per MMBtu (million British thermal units) that the operator or any of its subsidiaries or affiliates is paid for all gas sold during the same timeframe from the same points of delivery.  The purchase price equals the gross sales price of the gas sold minus (a) a gathering and transportation fee of not more than $0.23 per MMBtu; (b) fuel, line loss, shrinkage and unaccounted for gas not to exceed 6% under normal operating conditions; and (c) compression charges in an amount not to exceed $0.07 per MMBtu per stage of compression from the points of delivery to the receipt point(s) on the Questar mainline.  These deductions may temporarily exceed 6% due to unavoidable losses resulting from construction, maintenance and other necessary and appropriate operations on the gathering system, but cannot exceed 6% for more than 15 consecutive days or 30 days in the aggregate during any 12 month period or a maximum of 8%.  We also pay our proportionate share on a leasehold basis of the meter fees equal to $250 per month per well for each well up to the first fifty wells connected to the operator’s gas gathering system, and $150 per month per well for each well after the first fifty wells.  The gathering and transportation fee, the compression charges, and the metering fee are adjusted annually in proportion to the percentage change in the Consumer Price Index for All Urban Consumers as it existed for January of the immediately preceding year but cannot in any year be less than a 2% or more than a 4% increase over the previous year’s fees.  The adjustments are effective January 1 of each year beginning January 1, 2006.  We pay the operator $0.03 per MMBtu as a marketing fee for the marketing of our gas and reimburse the operator for our proportionate share of any of the operator’s third party marketing fees up to $0.05 per MMBtu, for a combined total of not more than $0.08 per MMBtu..

The market for natural gas and oil production is regulated by both state and federal governments. The overall market is mature and, with the exception of natural gas, all producers in a producing region receive the same price.

The availability of a ready market for any natural gas or oil that we produce depends on numerous factors beyond our control, including, but not limited to, the extent of domestic production and imports of oil, the proximity and capacity of natural gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of natural gas and oil production, and federal regulation of natural gas sold in interstate commerce.  Natural gas and oil that we or our operators produce in Utah is sold to various purchasers who service the areas where our wells are located.  During the fiscal year ended December 31, 2006, our wells were not subject to any agreements that would prevent us from either selling our production on the spot market or committing such gas to a long-term contract; however, we can give no assurance that we will continue to have ready access to suitable markets for our future natural gas and oil production.

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

Distribution Methods of Products and Services

The operators gathers our natural gas and delivers it to the purchaser via gathering lines into the main gas transmission line or pipeline under the  Natural Gas Purchase Agreement.

Brek Energy Corporation	Form 10-KSB - 2006	4

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

Brek Energy Corporation	Form 10-KSB - 2006	5

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

The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act” and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into state or federal waters.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by EPA or the state.  The Clean Water Act provides civil and criminal penalties for any discharge of oil in harmful quantities and imposes liabilities for the costs of removing an oil spill.

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

Dependence on One or a Few Major Customers

We do not independently market our production: we depend entirely upon the operators of our wells to market and sell all of our production.

Brek Energy Corporation	Form 10-KSB - 2006	6

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

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

We do not own any patents or trade marks and are not a party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trade marks, with the exception of overriding royalty interests of 25% payable in all oil, gas and other minerals produced in the Texas oil and gas leases.

Our web site is copyrighted upon loading.  www.brekenergy.com is our registered domain name.  We will seek further trademark protection for any associated domain names.

Estimate of Exploration and Development Costs

We did not perform any research activities in the two fiscal years ended 2006 and 2005.  We spent $38,151 and $310,361 on exploration and development activities during the two fiscal years ended 2006 and 2005 respectively.  We did not spend any funds on geological and economical evaluations of our properties during the same time period, with the exception of $30,173 and $38,331 that we spent on reserves studies at December 31, 2006 and 2005.

Number of Total Employees and Number of Full-Time Employees

As of December 31, 2006 we had no employees.

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

Risks associated with our business and properties:

1.

We are in the early stages of fully implementing our business plan and may not be able to continue as a going concern or be able to raise additional financing.

These consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business.  We have never paid any dividends.  We are unlikely to pay dividends in the immediate or foreseeable future.  We cannot guarantee that we will be able to raise any equity financing.  We have accumulated losses of $67,079,026 since inception.  This factor raises substantial doubt about our ability to continue as a going concern.

This factor is not viewed favorably by analysts or investors and could make it more difficult for us to raise additional equity or debt financing needed to run our business.  We urge potential investors to review this report before making a decision to invest in Brek.

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

Brek Energy Corporation	Form 10-KSB - 2006	7

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

We have limited financial resources to support us.  Our accumulated net losses since inception on September 16, 1998, are $67,079,026.  For the 12 months ended December 31, 2006, operating expenses increased by $4,914,210.  We expect to incur approximately $90,000 per month in operating losses over the next 18 months, primarily due to expenses associated with the natural gas and oil exploration programs proposed for our properties.

We cannot guaranty that we will be successful in generating revenues in the future or that we will be able to raise any working capital for operating funds.  Our failure to generate sufficient revenues or raise any financing could cause us to suspend or cease operations.

Our ability to achieve profitability and maintain positive cash flow is dependent upon our ability to generate revenues from our planned business operations and to control our operating costs.

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

Brek Energy Corporation	Form 10-KSB - 2006	8

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

Our current operating funds are less than necessary to complete our proposed oil & gas exploration programs, and we will need to obtain additional financing in order to complete each of the proposed oil & gas exploration programs.  As of December 31, 2006, we had cash in the amount of $1,415,996.  Our natural gas and oil exploration programs call for significant expenses in connection with the exploration of the respective natural gas and oil properties.  While we do not need to participate in every well that the operator decides to drill, if we do not participate in the well and pay our portion of the costs of drilling, we will lose some interest in that well.  If we decide to participate in every well that is drilled, we will need to raise approximately $1 million for each well that we decide to participate in to maintain our interest in the natural gas and oil properties.

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

Brek Energy Corporation	Form 10-KSB - 2006	9

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

All of our production is located in, and all of our future production is anticipated to be located in, the Rocky Mountain and West Texas regions of the United States.  The natural gas prices that we and other companies in the Rocky Mountain region have received and are receiving are at a discount to natural gas prices in other parts of the United States.  Factors that can cause price volatility for natural gas and crude oil within this region are:

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

Brek Energy Corporation	Form 10-KSB - 2006	10

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

Brek Energy Corporation	Form 10-KSB - 2006	11

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

The natural gas and oil business involves a variety of operating risks, including:

•  fires

•  explosions

•  blow-outs and surface cratering

•  uncontrollable flows of oil, natural gas, and formation water

•  natural disasters, such as adverse weather conditions

•  pipe, cement, or pipeline failures

Brek Energy Corporation	Form 10-KSB - 2006	12

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

As of April 10, 2007, 79,973,062 shares of common stock were issued and outstanding, of which 45,134,292 shares were freely tradeable and 15,963,798 shares were, to the best of our knowledge, subject to Rule 144.  The remaining 18,874,972 shares of common stock were restricted from trading.  As of April 10, 2007, 370,000 stock options, exercisable into one share of common stock each, were outstanding.  An additional 4,580,000 stock options could be granted under our 2001 Stock Option Plan.  At April 10, 2007, if all the granted options were exercised, the number of issued and outstanding shares of common stock would increase by 370,000 to 80,343,062.

22.

A change in control of Brek can be delayed, impeded or effected by the directors and management, who collectively own 24.6% of the outstanding shares or by the implementation of Brek’s rights agreement by the board of directors.

Brek Energy Corporation	Form 10-KSB - 2006	13

Brek’s directors and management own an aggregate of 19,696,198 shares of common stock and as a result have the ability to influence the vote for a change of voting control of the Company or the vote to approve or reject any offer for the purchase and sale of the Company’s assets.

Upon the happening of certain events, the board of directors could vote to implement the Company’s rights agreement, which would delay, impede or effect a change in control of Brek or could impede a merger, consolidation, takeover or other business combination involving Brek or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Brek.  See Item 5 (c) “Dividends.”

23.

Brek is unable to implement its rights agreement at this time and as a result may be unable to delay, impede, or effect a change of control of Brek.

As of April 10, 2007, Brek has 79,973,062 shares of common stock issued and outstanding and is authorized to issue up to 300 million shares of common stock.  If the rights agreement were implemented today, we could be required to issue an additional 399,865,310 shares of common stock on a non-diluted basis, assuming all rights under the rights agreement were exercised.  As a result, we would not have enough shares in treasury to issue rights to all shareholders.  This does not include any shares that may be issued upon exercise of warrants or stock options.  Effectively, our board of directors will not be able to implement the rights agreement until the number of authorized shares of common stock is increased to satisfy share issuances for the exercise of all warrants and stock options and for the implementation of the rights agreement.  As a result, we will not be able to discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of Brek by implementing the rights agreement.  See Item 5 (c) “Dividends.”

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

Brek Energy Corporation	Form 10-KSB - 2006	14

This could prevent you from reselling your shares and cause the price of the shares to decline.  See “Penny Stock rules” on page 25 for more details.

Item 2.

Description of Property.

Corporate Headquarters

We operate from an office located at 3388 Via Lido 4th floor, Newport Beach, California 92663.  Our telephone number is 1-866-472-7987.   We provide the president with a budget of $20,000 per month to cover his services and administrative costs.

Property

A.

Petroleum and Natural Gas Properties

Riverbend Project, Utah

The Riverbend Project comprises approximately 112,190 gross acres in the Uinta Basin of northeastern Utah, of which we hold a 15% leasehold interest in approximately 16,750 net acres as of December 31, 2006.  Our interest is concentrated on three tight-sand formations in the Uinta basin: the Wasatch, Mesaverde and Blackhawk formations.

During the year ended December 31, 2006, we did not participate in the drilling and completion of any wells in the Riverbend project.  We farmed out the drilling of another fifteen wells in November, 2006, and did not participate in the drilling of thirteen proposed wells.  So far in 2007, we have declined to participate in the drilling of ten proposed wells.  See “Item 6 Management’s Discussion and Analysis.”

On April 8, 2004, we exercised our rights under the July 16, 2002 purchase agreement with Gasco Energy, Inc. to acquire 3,266 net acres located in the Uinta Basin in Utah for approximately $800,000.  This purchase included six wells producing nominal amounts of natural gas that the former owner had drilled to earn the acreage.

In January 2005, we exercised our rights under the July 16, 2002 purchase agreement with Gasco Energy, Inc. to acquire 344 net acres located in the Uinita Basin in Utah for approximately $60,000 and 3,545 net acres in Riverbend area for a purchase price of approximately $830,000

We completed these three purchases by exercising our right to acquire 25% of any oil and gas interest that Gaso acquired in the area of mutual interest by paying 25% of Gasco’s acquisition costs, including brokerage, legal and title costs, as provided in the July 16, 2006 purchase agreement.

In July 2004, Gasco Energy, Inc. expanded its gas gathering system in the Riverbend area to carry the gas produced in this area to a major pipeline.  Gasco gathers the majority of the natural gas that we produce in the Riverbend area, markets it and sells it.

Greater Green River Basin Project, Wyoming

As of December 31, 2006, we had a 13% leasehold interest in approximately 52,573 gross acres (6,807 net acres) in this area, and non-operated interests in one shut in well and one producing well .  We may consider other proposals for this area such as the farm-out or unitization of some of our acreage if necessary to extend leases.  We did not consent to participate in the drilling of one well in 2006 and the completion of one well so far in 2007.

Crocker Canyon Prospect, California

We have a 7% leasehold interest in approximately 3,250 gross acres (203 net acres) in San Luis Obispo County and 65 gross (16 net) acres in Kern County of Southern California.  In 2004 we farmed out the drilling of one well to preserve acreage but did not participate in any drilling or development on this acreage during 2005. We agreed to a farmout by an agreement effective May 1, 2005, between Brek and Gasco as Farmor, and Venoco, Inc. as Farmee whereby Venoco earned an undivided 75% working interest in the San Luis Obispo farmout lands by drilling a test well on the property. The test well did not produce and is shut in. We plan to continue paying our portion of the leasehold rentals and other minimum geological expenses to preserve acreage on these prospects.

Brek Energy Corporation	Form 10-KSB - 2006	15

Rocksprings Prospect, Edwards County, Texas

Through Rock City Energy Corp., we own a controlling interest in Vallenar Energy Corp., which holds leases covering approximately 8,401 gross and 7,421 net acres in the Rocksprings Prospect in the Val Verde Basin of Edwards County, Texas.  Vallenar acquired the properties for their heavy oil play potential, however, during 2005, three nearby Ellenburger natural gas discovery wells have caused us to consider the natural gas potential underlying Vallenar’s leases.

We first acquired an interest in Vallenar in March 2002, when we bought 2,512,500 shares of Vallenar’s outstanding common stock from third parties and 733,333 preferred shares, convertible into 733,333 common shares at our option, directly from Vallenar.  These shares together represented approximately 30% of Vallenar Energy Corp.’s equity.  On June 28, 2002, we bought another 2 million shares of outstanding common stock from third parties for $10,000 and 800,000 shares at $0.50 per share ($400,000) directly from Vallenar.   At December 31, 2002, we held a 51.53% equity interest in Vallenar Energy Corp.  On August 24, 2006, we acquired a 100% interest in Rock City by exchanging our 51.53% interest in Vallenar Energy for a 100% interest in Rock City.  For as long as at least one-half of the preferred stock is outstanding, we are entitled to at least 26% of the total voting power of Vallenar Energy.  We are entitled to designate one director who must sit on the executive committee of the board or additional voting rights accrue to the preferred stock.  All decisions of this executive committee must be unanimous.  We have been playing an active role in the management of Vallenar Energy Corp. since 2002.

On May 8, 2006, we entered into a letter agreement dated April 3, 2006 with Chesapeake Exploration Limited Partnership (the “operator”) for the development of oil and gas properties in Texas.  Under the Chesapeake agreement, the operator can earn a 100% leasehold interest in the leases to depths below 1,500 feet in exchange for drilling until it has completed a well capable of producing hydrocarbons in commercial quantities.  When the operator has completed the first 10 wells and recovered 100% of the costs to drill the wells (“payout”), we can back in for a 25% working interest in the wells.  On future wells, we can either participate from the outset to earn a 25% working interest, or back in after payout to earn a 6.25% working interest.

Pursuant to an assignment of oil and gas leases, dated June 9, 2006 (“Chesapaeke assignment”), we assigned all of our Texas oil and gas leases, so far as they cover depths below 1,500 feet, to the operator in exchange for the operator’s initiating drilling operations on the land covered by the leases before the primary terms of the leases expire.   If the operator successfully completes a well capable of producing hydrocarbons in commercial quantities, this assignment of oil and gas leases will become permanent.

The operator has performed sufficient work on the properties to extend and maintain all of the leases in good standing except for one lease, comprising 790 gross and net acres, which expired in February of 2007. Under the letter agreement, the operator must use reasonable efforts to extend leases at expiry or obtain new ones if they do not perform the work required by the leases.

B.

Oil and Gas Reserve Information (unaudited)

The reserve quantity and future net cash flow information in Tables 1, 2 and 3 represents proved reserves located in the State of Utah in the United States. The reserves as of December 31, 2006 and 2005 have been estimated by Netherland, Sewell and Associates, Inc., independent petroleum engineers.  We did not have any proved reserves in the State of Utah at December 31, 2003.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows is prepared under the guidelines set forth by the Securities and Exchange Commission (SEC) that require the calculation to be performed using year-end oil and gas prices. The oil and gas prices used as of December 31, 2006 and 2005 were $61.05 per Bbl of oil and $4.41 per Mcf of gas and $59.84 per Bbl of oil and $7.45 per Mcf of gas, respectively. Future production costs are based on year-end costs and include severance taxes. Each property that is leased by us is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate.

Brek Energy Corporation	Form 10-KSB - 2006	16

Reserve Quantities

Table 1	Gas	Oil
	Mcf	Bbls

Balance, December 31, 2003	-	-
Extensions and discoveries	5,002,987	36,747
Purchases	1,909,231	15,582
Production	(58,908)	(834)
Balance, December 31, 2004	6,853,310	51,495
Extensions and discoveries	3,434,640	13,518
Revisions of previous estimates (a)	(4,542,355)	(36,659)
Production	(91,983)	(949)
Balance, December 31, 2005	5,653,612	27,405
Extensions and discoveries	125,366	1,064
Revisions of previous estimates (b)	(4,464,760)	(18,284)
Production	(72,581)	(999)

Balance, December 31, 2006	1,241,637	9,186

Proved Developed Reserves

Balance, December 31, 2006	1,241,637	9,186

Balance, December 31, 2005	1,971,975	11,044

Balance, December 31, 2004	984,442	10,007

(a) The majority of the revisions of previous estimates during 2005 comprise the following:

-  Four proved undeveloped locations were omitted from the 2005 reserve report because these locations required a higher capital investment than originally estimated due to drilling and completion problems and due to the lack of historical data related to recent completions and recompletions in this area.

-  Six proved undeveloped locations were omitted from the 2005 reserve report because recent drilling activity indicates that these locations may be outside of or on the edge of a previously identified zone.

-  Four proved developed non-producing completions significantly underperformed previous forecasts.

-  Reduced interest in some proved undeveloped locations due to lower interest from farmout versus higher proved undeveloped interest in prior year.

(b) The majority of the revisions of previous estimates during 2006 comprise the following:

-  Revisions to the reserve quantities were primarily due to lower prices for oil and gas at the end of 2006 as compared to 2005.

-  Some acreage is no longer economically viable at the lower prices

-  Reserves from farmout wells were reduced because, with the lower prices, there will be less gas remaining in the reservoir when payout for the farmee has been reached and we are able to back in.

-  Increased operating costs have reduced the economic viability of some acreage.

Standardized Measure of Discounted Future Net Cash Flows

	For the Years Ended December 31
Table 2	2006	2005
Future cash flows	$ 5,288,400	$ 45,994,700
Future production and development costs	(1,811,300)	(17,145,000)
Future income taxes	(273,600)	(2,389,700)
Future net cash flows before discount	$ 3,203,500	26,460,000
10% discount to present value	(1,853,900)	(17,275,000)
Standardized measure of discounted
future net cash flows	$ 1,349,600	$ 9,185,000

Brek Energy Corporation	Form 10-KSB - 2006	17

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	For the Years Ended December 31
Table 3	2006	2005
Standardized measure of discounted future net
cash flows at the beginning of year	$ 9,185,000	$ 5,712,500
Sales of oil and gas produced,
net of production costs	(440,058)	(764,804)
Extensions and discoveries, net of future
production and development costs	53,200	4,592,200
Revisions of previous quantity estimates	(7,448,542)	(354,896)
Standardized measure of discounted
future net cash flows at the end of year	$ 1,349,600	$ 9,185,000

C.

Volumes, Prices and Operating Expenses

Table 4 presents information regarding the production volumes, average sales prices received and average production costs associated with our sales of natural gas and oil for the periods indicated.

Table 4 Production and Sales Data
	For the years ended December 31
	2006	2005
Natural gas production (Mcf)	72,581	91,983
Average sales price per Mcf	$5.52	$7.70
Oil production (Bbl)	999	949
Average sales price per Bbl	$39.45	$59.44
Total production in Mcfe	78,575	97,674
Expenses per Mcfe
Lease operating	$1.61	$Nil
Gathering	$1.00	$Nil
General and administrative	$15.19	$9.57
Depletion and accretion	$.99	$0.84
Impairment	$56.67	$Nil

D.

Development, Exploration and Acquisition Capital Expenditures

During the year ended December 31, 2006, we spent $38,151 in development and exploration activities.  During the year ended December 31, 2005, we spent $310,361 on development and exploration activities and $885,804 on the acquisition of acreage in the Riverbend area. As of December 31, 2006, we held a working interest of approximately 14% in 168,076 gross acres (23,776 net acres) located in Utah, Wyoming and California.  As of December 31, 2006, we held an interest in ten gross (1.51 net) producing gas wells and one gross (0.14 net) shut-in gas well located on these properties.

Table 5 presents information regarding our net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

Table 5	December 31,
	2006	2005
Property acquisition costs:
Unproved	$-	$-
Proved	-	885,804
Exploration	37,649	10,061
Development	502	300,300

	$38,151	$1,196,165

Brek Energy Corporation	Form 10-KSB - 2006	18

E.

Productive Wells and Acreage

Table 6 summarizes our productive and shut-in gas wells as of December 31, 2006.  Productive wells are producing wells and wells capable of production.  Shut-in wells are wells that are capable of production but are not producing.  Gross wells are the total number of wells in which we have an interest.  Net wells are the sum of our fractional interests owned in the gross wells.

Table 6 Productive Gas Wells
	Productive gas wells
	Gross	Net
Producing gas wells	10.0	1.51
Shut-in gas wells	1.0	0.14

F.

Undeveloped Acreage

Table 7 summarizes the undeveloped and developed leasehold acreage, by area, that we hold as of December 31, 2006.  Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not the acreage contains proved reserves.  Developed acres are acres that are spaced or assignable to productive wells.  Gross acres are the total number of acres in which we have a working interest.  Net acres are the sum of our fractional interests owned in the gross acres.  The table does not include acreage that we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.  In certain leases, our ownership is not the same for all depths.  The net acres in these leases are calculated using the greatest ownership interest at any depth.  Generally, this greater interest represents our ownership in the primary objective formation.

Table 7 Summary of Acreage
	Undeveloped acres		Developed acres
	Gross	Net	Gross	Net
Utah	111,828	16,699	360	51
Wyoming	52,493	6,798	80	9
California	3,316	219	–	–
Texas (1)	9,191	8,211	–	–

Total acres	176,828	31,927	440	60

(1)

A lease covering 790 gross and net acres expired in February 2007.

G.

Drilling Activity

Table 8 summarizes our drilling activity during the years ended December 31, 2006 and 2005.   In the table, “gross” refers to the total wells in which we have a working interest, and “net” refers to gross wells multiplied by our working interest.  A productive well is an exploratory or a development well that is not a dry well.

Table 8 Drilling Activity
	For the years ended December 31
	2006		2005
	Gross	Net	Gross	Net
Exploratory wells
Productive	0.0	0.0	0.0	0.0
Dry	0.0	0.0	0.0	0.0
Inconclusive	0.0	0.0	0.0	0.0
Development wells
Productive	0.0	0.0	0.0	0.0
Dry	0.0	0.0	0.0	0.0

Total wells	0.0	0.0	0.0	0.0

Brek Energy Corporation	Form 10-KSB - 2006	19

H.

Current Activity

We are not participating in any drilling as of the date of this filing, as we do not have sufficient oil and gas revenues to satisfy our ongoing working capital needs.  We plan to continue to review drilling proposals that we receive from the operators and participate if our financial resources permit.

I.

Delivery Commitments

We are not obligated to provide a fixed and determinable quantity of oil or gas in the near future under existing contracts or agreements

Item 3.

Legal Proceedings.

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any pending legal proceedings; except for the following:

Bermuda lawsuit – Transworld Payment Solutions N.V. et al. vs. Brek Energy Corporation et al.

On February 25, 2003, Transworld Payment Solutions N.V. and First Curacao International Bank N.V., the debtor and the guarantor respectively of a note receivable, commenced legal action against Brek and others in the Supreme Court of Bermuda claiming that Brek and its former subsidiary, First Ecom Systems Limited, had promised to develop and supply them with certain software pursuant to three license agreements dated October 19, 2001.  The plaintiffs were seeking rescission of all agreements between the parties or, alternatively, damages for misrepresentation and breach of agreements.  The plaintiffs commenced the lawsuit approximately one week before they had to make their first instalment payment pursuant to a share purchase agreement dated October 19, 2001.  At that time, the plaintiffs were obligated to make an instalment payment in the amount of $1,901,107.  The plaintiffs have not made any instalment payments as required by the terms and conditions of the share purchase agreement.

Brek and the other defendants filed a defence and counterclaim on May 8, 2003 with the Supreme Court of Bermuda.  In their counterclaim, the defendants were seeking specific performance of the share purchase agreement or, alternatively, damages for breach of contract.  Although the directors believed that the plaintiffs’ claims were without merit as there was no condition to develop software for the plaintiffs, due to lack of financial resources Brek did not pursue its counterclaim.  No party has taken any action since Brek filed its defence and counterclaim.

On March 28, 2007, Brek and its subsidiary, Feds Acquisition Corporation, reached a settlement with the plaintiffs whereby the agreements giving rise to the litigation were rescinded, and the parties mutually released each other from any claims under the agreements and consented to the dismissal of the action filed in the Bermuda court.  We have instructed our counsel to file the consent order dismissing the action but do not have confirmation that it is filed as of the date of this filing.  This leaves only our inactive Hong Kong subsidiary, First Ecommerce Asia Limited, subject to the Transworld agreements and litigation.  The High Court of the Hong Kong Special Administrative Region in November 2003 ordered that First Ecommerce Asia be wound up and in April 2005 appointed liquidators for this purpose.  We do not know the status of the winding up, as the liquidators have not responded to our requests for a report.

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

Brek Energy Corporation	Form 10-KSB - 2006	20

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

Our shares of common stock were quoted on the NASD OTC Bulletin Board under the symbol “BREK” from December 3, 2002 until May 23, 2003, when our shares ceased to be quoted on the NASD OTC Bulletin Board. Since May 23, 2003 our common stock has been quoted on the gray market under the same symbol, “BREK”.

Table 9 gives the high and low bid information for each fiscal quarter for the last two fiscal years and for the interim period ended March 29, 2007.  The bid information was obtained from Pink Sheets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Table 9 High and Low Bids

Period ended	High	Low	Source
29 March 2007	$0.29	$0.18	Pink Sheets LLC
31 December 2006	$0.39	$0.25	Pink Sheets LLC
30 September 2006	$0.43	$0.17	Pink Sheets LLC
30 June 2006	$0.575	$0.40	Pink Sheets LLC
31 March 2006	$0.75	$0.45	Pink Sheets LLC
31 December 2005	$0.72	$0.55	Pink Sheets LLC
30 September 2005	$0.68	$0.34	Pink Sheets LLC
30 June 2005	$0.44	$0.29	Pink Sheets LLC
31 March 2005	$0.47	$0.33	Pink Sheets LLC

(b)

Holders of Record

We have 472 registered holders of our common stock.

(c)

Dividends

We have never declared or paid dividends on our shares of common stock, except for the Right declared as a dividend under the Rights Plan disclosed below.  We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future.  The declaration and payment of future dividends on the shares of common stock will be the sole discretion of the board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant by the board of directors.

On December 5, 2001, our board of directors adopted a shareholder rights plan (the “Rights Plan”).  The purpose of the Rights Plan is to deter, and protect our shareholders from, certain coercive and otherwise unfair takeover tactics and enable the directors to represent effectively the interests of shareholders in the event of a takeover attempt.  The Rights Plan does not deter negotiated mergers or business combinations that the directors determine to be in the best interests of Brek and its shareholders.  In connection with the adoption of the Rights Plan, Brek entered into a rights agreement with U.S. Bank, N.A. dated as of March 1, 2002.  At the date of this filing, we would not be able to implement the Rights Plan unless the number of authorized shares of common stock is increased to satisfy share issuances for all issued and outstanding shares and the exercise of all warrants and stock options.

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

Brek Energy Corporation	Form 10-KSB - 2006	21

(d)

Recent Sales of Unregistered Securities

We have sold no unregistered securities within the last three years that would require disclosure pursuant to Item 701 of Regulation S-B, except for the following:

January 15, 2004 - $0.05 Offering

On January 15, 2004, the board of directors authorized the issuance of up to 11,000,000 units at an offering price of $0.05 per unit.  Each unit consisted of one restricted share of common stock and one restricted warrant.  Each restricted warrant was convertible into one restricted share of common stock.  The restricted warrant was exercisable for 12 months at an exercise price of $0.35 per warrant.  We set the value of the units arbitrarily without reference to our assets, book value, revenues or other established criteria of value.  All the restricted units issued in this offering were issued for investment purposes in a “private transaction”.

In March 2004, we raised $437,500 in cash from this offering and issued an aggregate 8,750,000 restricted units to six non-US subscribers outside the United States and an additional 875,000 restricted units as a finder’s fee to Richard N. Jeffs, Brek’s CEO and president.

In March 2004 and in May 2004, as part of this same offering, we issued an aggregate 1,375,000 restricted units as settlement of $68,750 of debt owed to five of our creditors who had provided services to us.  Of the five creditors, two were non-US persons outside the United States and three were accredited investors in the United States.  One of these creditors was Richard N. Jeffs, an executive officer and one was Michael Nazmack, a director of Brek.

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

On May 24, 2004, we raised $700,000 in cash from this offering and issued an aggregate 3,500,000 restricted units to 10 accredited subscribers in the United States and an additional 350,000 restricted units as a finder’s fee to Richard N. Jeffs, Brek’s CEO and president.

On May 28, 2004, we raised an additional $50,000 in cash from this offering and issued an additional 250,000 restricted units to one non-US subscriber outside the United States and an additional 25,000 restricted units as a finder’s fee to Richard N. Jeffs, Brek’s CEO and president.

Brek Energy Corporation	Form 10-KSB - 2006	22

On November 30, 2004, we raised an additional $110,000 in cash from this offering and issued an additional 550,000 restricted units to two non-US subscribers outside the United States and one accredited subscriber in the United States, and an additional 55,000 restricted units as a finder’s fee to Richard N. Jeffs, Brek’s CEO and president.

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

May 2004 - $0.15 Offering

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

On May 6, 2004, we raised $700,000 in cash from this offering and issued an aggregate 4,666,667 restricted units to two non-US subscribers outside the United States, one of which was an executive officer of Brek, and an additional 66,667 restricted units as a finder’s fee to Richard N. Jeffs, Brek’s CEO and president.

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

Brek Energy Corporation	Form 10-KSB - 2006	23

October 1, 2004 – $0.20 Offering

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

On December 21, 2004, we raised an additional $100,000 in cash from this offering and issued an additional 500,000 restricted units to one accredited subscriber in the United States and an additional 50,000 restricted units as a finder’s fee to Richard N. Jeffs, Brek’s CEO and president.

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

December 2004 - $0.30 Offering

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

We raised $1,000,000 in cash from this offering, which had five closings between January 2005 and July 2005, and issued an aggregate 3,333,336 restricted units to six accredited subscribers in the United States, and four non-US subscribers outside the United States and an additional 333,334 restricted units as a finder’s fee to Richard N. Jeffs, Brek’s CEO and president.

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

Brek Energy Corporation	Form 10-KSB - 2006	24

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

July 2005 – Exercise of Warrants

On July 29, 2005, we issued 400,000 shares of common stock to Richard N. Jeffs, the CEO and president of Brek, for the exercise of warrants at an exercise price of $0.25 per warrant.  We received $100,000 for the exercise of these warrants.  These warrants were issued as part of the May 3, 2004 offering at $0.15 per unit.

September 2005 – Exercise of Warrants

On September 28, 2005, we issued 100,000 shares of common stock to Richard N. Jeffs, the CEO and president of Brek for the exercise of warrants at an exercise price of $0.25 per warrant.  Brek received $25,000 for the exercise of these warrants.  These warrants were issued as part of the May 3, 2004 offering at $0.15 per unit.

January 2006 – Exercise of Warrants

On January 30, 2006, we issued 800,000 shares of common stock to Richard N. Jeffs, the CEO and president of Brek for the exercise of warrants at an exercise price of $0.25 per warrant.  We converted $200,000 of advances payable to Mr. Jeffs as consideration for the exercise of these warrants.  These warrants were issued as part of the May 3, 2004 offering at $0.15 per unit.

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

Brek Energy Corporation	Form 10-KSB - 2006	25

May 2006 – Exercise of Warrants

On May 19, 2006, we issued 250,000 shares of common stock to one non-US subscriber outside the United States for the exercise of warrants at an exercise price of $0.30 per warrant.  We received $75,000 for the exercise of these warrants.  These warrants were issued as part of the January 29, 2004 offering at $0.20 per unit.

September 2006 – Settlement of Debt with Directors

On September 11, 2006, we approved the issuance of 300,922 shares of common stock at $0.50 per share to three directors to settle $150,461 of debt due to the directors.  On September 27, 2006, we issued 257,336 shares of common stock to Greg Pek, 24,000 shares of common stock to Ian Robinson, 14,586 shares of common stock to Robinson Management Ltd., a company controlled by Ian Robinson, and 5,000 shares of common stock to Mike Nazmack. The shares issued to Mr. Pek included 10, 410 shares to repay debt of $5,205 that Mr. Pek had received in cash. We cancelled the certificate representing the shares issued to Mr. Pek, returned the shares to treasury and reissued a certificate representing 246,926 common shares on November 21, 2006,

November 2006 – Exercise of Discounted Warrants

On September 28, 2006, the board of directors approved an offering to its warrant-holders who were accredited investors to allow the warrant-holders to exercise their warrants, in whole or in part, at a discounted exercise price equal to 33.33% of the initial exercise price stated in their warrant provided they exercised their warrants by October 31, 2006.  At that time, there were 18,534,460 warrants outstanding with various exercise prices.

On November 7, 2006, we issued a total of 18,334,460 shares of common stock for the exercise of the discounted warrants to a total of 35 subscribers, of which six were non-US subscriber outside the United States and 29 were accredited subscribers in the United States.

●

3,433,334 of the warrants were exercised at an exercise price of $0.083325 per warrant.  These warrants were issued as part of the May 3, 2004 offering at $0.15 per unit with the initial exercise price of $0.25 per warrant.  1,493,087 of these shares were issued to settle $124,412 of debt.

●

4,480,000 of the warrants were exercised at an exercise price of $0.09999 per warrant.  These warrants were issued as part of the January 29, 2004 offering at $0.20 per unit with the initial exercise price of $0.30 per warrant.

●

6,154,456 of the warrants were exercised at an exercise price of $0.116655 per warrant.  These warrants were issued as part of the October 2004 offerings at $0.20 per unit with the initial exercise price of $0.35 per warrant.  287,137 of these shares were issued to settle $33,496 of debt.

●

3,666,670 of the warrants were exercised at an exercise price of $0.16665 per warrant.  These warrants were issued as part of the December 22, 2004 offering at $0.30 per unit with the initial exercise price of $0.50 per warrant.

●

600,000 of the warrants were exercised at an exercise price of $0.29997 per warrant.  These warrants were issued as part of the January 6, 2006 offering at $0.50 per unit with the initial exercise price of $0.90 per warrant.

For the exercise of these warrants, we received a total of $2,085,255 in cash and settled a total of $157,908 in debt.  Of the cash we received, $1,221,084 came from unrelated parties, $600,299 came from relatives of directors, companies controlled by directors or companies controlled by relatives of directors and $263,873 came from directors.  For the exercise of warrants, we settled $82,251 in debt with Richard N. Jeffs, our CEO and president, and $75,657 in debt with Susan Jeffs, the spouse of Rick Jeffs.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and the results of our operations (“MD&A”) is intended to help the reader understand Brek Energy Corporation, our operations and our present business environment.

Brek Energy Corporation	Form 10-KSB - 2006	26

Our MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes contained within this report.

Uncertainties relating to forward-looking statements

This MD&A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements where we have used words such as “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends.  All statements that address expectations or projections about the future, including statements about our strategy for participating in drilling programs, increasing revenues, and raising capital from external sources are forward-looking statements.

We have made all of our forward-looking statements as of the date of the filing of this MD&A and we disclaim any duty to update these statements.

Certain parts of this MD&A may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current management’s expectations.  Our actual results could differ materially from those in our forward looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section.  Factors that could cause our future results to differ from these expectations include general economic conditions, particularly as they affect our ability to raise sufficient working capital, the costs of bringing our oil and gas properties into production, and the market for our production.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, our outcome may vary substantially from our anticipated or projected results, and accordingly, we express no opinion on the achievability of those forward-looking statements and give no assurance that any of the assumptions relating to the forward-looking statements are accurate.

Our Business

We are in the oil and gas exploration business in the United States.  We have properties in Utah, Wyoming, California and Texas.  Our primary focus is on our operations in Utah.

We have participated in the drilling or re-completion of twelve wells and have ten producing wells in which we have net revenue interests of between 8% and 20%.  We have thirty-one farmouts, all in Utah except for one in California, and we have not consented to participate in the drilling of twenty-six wells: six in 2005, thirteen in 2006, and eleven to date in 2007.

On June 16, 2006, we signed farmout agreements with Gasco for ten non-consent wells as we had agreed in December 2005.  Under the farmout agreements, we agreed to forfeit 100% of our interest in all of the wells and wellbores, and to relinquish our leasehold interest in 188 net acres surrounding the wells (800 gross acres) in exchange for the right to back in to a 10% working interest in nine wells and wellbores and a 4.09% working interest in one well and wellbore when Gasco has recovered 100% of its drilling and operating costs.  In November 2006, we signed another fifteen farmout agreements with Gasco.  Under the agreements, we agreed to forfeit 100% of our interest in all of the wells and wellbores, and to relinquish our leasehold interest in 292 net acres surrounding the wells (1,600 gross acres) in exchange for the right to back in to a 30% working interest in the wells and wellbores after 100% payout.  All of these farmouts are in Utah.

Gasco has drilled (or will drill) the non-consent wells bearing 100% of the costs and is entitled to all of the revenue generated from the sale of oil and gas until they have recovered 300% of their drilling costs, 150% of the costs of newly acquired equipment in the well, and 100% of the operating costs and the costs of any newly acquired surface equipment beyond the wellhead connections, at which time we are entitled to our percentage of the revenue.  The average cost of these non-consent wells is almost $4 million, so we do not expect to see any revenue from them for some time, if ever.  We have not, however, forfeited any leasehold interests, other than those associated with the farmouts discussed above, and can participate in future drilling that is proposed for other locations on the same leases.

Our oil and gas production decreased by approximately 20% during the year ended December 31, 2006, as compared with the year ended December 31, 2005.  During 2006, on a combined basis, our proved oil and gas reserve quantities decreased by approximately 78%, primarily because we agreed to farm out fifteen wells to Gasco and did not consent to participate in the drilling of thirteen wells, and because some proved properties were removed from the total proved reserves as they were not deemed to be economically viable at current oil and natural gas prices.

Brek Energy Corporation	Form 10-KSB - 2006	27

Our reserve and production information as of December 31, 2006 and 2005 is set out in Table 10.

Table 10

Production and reserves
	For the years ended December 31
	2006	2005
Natural gas production (Mcf)	72,581	91,983
Average sales price per Mcf	$5.52	$7.70
Year-end proved gas reserves (Mcf)	1,241,637	5,653,612

Oil production (Bbl)	999	949
Average sales price per Bbl	$39.45	$59.44
Year-end proved oil reserves (Bbl)	9,186	27,405

Production (Mcfe)*	78,575	97,674
Year-end proved reserves (Mcfe)*	1,296,753	5,818,042
*Assumes a conversion of 6 Mcf for each Bbl of oil.

Vallenar Energy Corp. (“Vallenar Energy”), through its subsidiary, Nathan Oil Partners LP, in May 2006 reached an agreement with Chesapeake Exploration Limited Partnership, an American oil and gas company with operations in Texas for the development and operation of the Texas properties.  Under the agreement, the operator can earn a 100% leasehold interest in the depths below 1,500 feet in exchange for drilling until it has completed a well capable of producing hydrocarbons in commercial quantities.  When the operator has completed the first ten wells and recovered 100% of the costs to drill and operate the wells, Nathan Oil can back in for a 25% working interest in the wells.  On future wells, Nathan Oil can either participate from the outset to earn a 25% working interest or back in after payout to earn a 6.5% working interest.

On August 24, 2006, we transferred our 51.53% interest in Vallenar Energy to Rock City Energy Corp. (formerly Vallenar Holdings, Inc.) in exchange for 4,000,000 common shares of Rock City.  We own all of the issued and outstanding shares of Rock City.  As a result of the business combination, we have consolidated the accounts of Rock City into our financial statements at December 31, 2006.  We accounted for our investment in Rock City as a purchase and valued our 4,000,000 shares of Rock City at $755,552.  This transaction did not result in any gain or loss on our or Vallenar Energy’s books at December 31, 2006.  In March, 2007, we subscribed for another 4,000,000 shares of Rock City for $600,000 cash.  We intend to distribute all of these shares to our shareholders as part of the merger agreement with Gasco Energy, discussed below.

As a result of this exchange of shares, Vallenar Energy Corp. ceased to be our subsidiary and we included Vallenar Energy’s operating losses ($26,335) in our consolidated statements of operations to August 24, 2006, as a loss from discontinued operations.  After August 24, 2006, any income or loss from Vallenar Energy, and the resulting minority interest, will be included in Rock City’s financial statements which have been consolidated in our financial statements.  We will continue to consolidate the Rock City financial statements in our financial statements until we have distributed the shares of Rock City to our shareholders.

On September 18, 2006, with the operator’s consent, we rescinded our consent to participate in the drilling of one well.  The operator credited our account for $560,294 for our portion of the costs billed to us.

Between January 1, 2006, and the end of this year, we received $75,000 in cash from the exercise of 250,000 warrants at $0.30 per unit, and $400,000 in cash from the private placement of 800,000 units at $0.50 per unit.  We used this cash to cover operating expenses.

In January of 2006 a director exercised 800,000 share purchase warrants in payment of advances payable of $200,000.

On September 28, 2006, our board resolved to offer all warrant holders a 66.67% discount if they exercised their outstanding warrants before October 31, 2006.  This offer was made to encourage the warrant holders to exercise their warrants prior to the Gasco merger.  We are using the proceeds to pay our accounts payable and any other liabilities that we must satisfy to close the merger discussed below, to provide working capital to cover our operating and administrative costs over the next year and for the purchase an additional 4,000,000 shares of Rock City for $600,000.

Brek Energy Corporation	Form 10-KSB - 2006	28

By October 31, 2006, all except two warrant-holders accepted the offer and exercised their warrants to buy 16,554,236 common shares in exchange for $2,085,255 in cash, and 1,780,224 common shares to retire $157,908 of debt.  At December 31, 2006, 200,000 common stock purchase warrants remained outstanding.  These warrants expired in February 2007.

Merger

On September 20, 2006, we agreed, subject to our stockholders’ approval, to merge with Gasco Energy, Inc. (“Gasco”) for equity consideration of 11 million shares of Gasco's common stock valued at approximately $30 million based on the closing price of Gasco's common stock on September 20, 2006.

The directors of Brek and Gasco have approved the terms of the transaction, which we expect to close in early in 2007.  The completion of the merger is subject to the approval of our stockholders and the completion of the distribution and disposition of certain of our subsidiaries to our stockholders and others, leaving only the California, Utah and Wyoming assets in Brek.  Under the terms of the agreement, we will merge with and become a wholly owned subsidiary of Gasco.  Our stockholders will receive the number of shares of Gasco's common stock that is equal to 11 million divided by the total number of shares of Brek's common stock outstanding, fully diluted, on the date of the merger.

As part of the merger, our directors have agreed to vote their shares in favor of the transaction; our president and CEO has agreed to deposit 550,000 of the shares of Gasco's common stock that he will acquire in the transaction in escrow for one year to satisfy any claims resulting from breaches of our representations and warranties; and in consideration for pledging the 550,000 Gasco shares, our board of directors approved a fee payable to our president equal to 20% of the value of the Gasco shares on the date his 550,000 Gasco shares are deposited in escrow.

If we breach the terms of the merger agreement we may be liable to pay a cancellation fee to Gasco of $1 million plus costs.

Critical Accounting Policies and Estimates

An appreciation of our critical accounting policies is necessary to understand our financial results.  These policies may require that we make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our consolidated financial results.  The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.  Other than our accounting for our revenue, inventory, prepaid expenses and deposits, financial instruments and intangible asset, our critical accounting policies do not involve the choice between alternative methods of accounting.  We have applied our critical accounting policies and estimation methods consistently.

Oil and gas Properties

We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. We did not capitalize any internal costs during the years ended December 31, 2006 and 2005.  Costs associated with production and general corporate activities are expenses in the period incurred.  Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.

Depletion of development costs is computed using the units-of-production method based upon estimated proven oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as they are either developed or abandoned. The properties are reviewed periodically for impairment.

Total well costs are transferred to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes (full cost pool) may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value , if lower of unproved properties and the costs of any properties not being amortized, if any. Should the full cost pool exceed this ceiling, an impairment is recognized.

Brek Energy Corporation	Form 10-KSB - 2006	29

The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.  However, subsequent commodity price increases may be utilized to calculate the ceiling value.

As of December 31, 2006, based on oil and gas prices of $45.53 per barrel and $4.47 per mcf, the full cost pool was the same as the ceiling because of an impairment charge of $4,452,754 that was taken against our oil and gas properties.

Long-Lived Assets

At December 31, 2006 and 2005 our only long lived asset was our oil and gas properties. As a result of a reserves study, it was determined that the carrying amount of the oil and gas properties exceeded their fair value by $4,452,754 at December 31, 2006.  At December 31, 2006 and 2005 we recorded $4,452,754 and $0, respectively in charges for impairment of oil and gas properties, to reflect a decline in value of these properties, due primarily the lower prices for natural gas and a reduction of leased acreage.  The cost of our unproved properties is withheld from the depletion base as described above until the properties are either developed or abandoned.  We review these properties periodically for possible impairment.

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

Stock-Based Compensation

On July 1, 2005, we adopted the “modified prospective method” of Statement of Financial Accounting Standards 123R “SFAS 123(R)” which requires that we recognize the compensation costs of all share-based payments granted, modified or settled in financial statements issued after July 1, 2005, as well as for any awards that we granted before the adoption date for which the required service has not yet been performed.  Our adoption of SFAS 123(R) did not have a material effect on our financial condition or results of operations because all required services had been performed before July 1, 2005.  We did not enter into any share-based transactions during this period.

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

We use the Black-Scholes option valuation model to calculate the fair value of compensation expense under SFAS 123(R).  This model requires that we estimate a risk-free interest rate and the volatility of the price of our common stock.  The use of a different estimate for any one of these components could have a material impact on the amount of calculated compensation expense.

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

On August 24, 2006, we exchanged all of our shares in Vallenar Energy (a 51.53% interest) for all of the issued and outstanding shares of Rock City (4,000,000 common shares).  As a result of this exchange we reclassified Vallenar Energy’s net operating losses, up to August 24, 2006, in losses from discontinued operations in our consolidated financial statements.  For the years ended December 31, 2006 and 2005, we recorded losses from discontinued operations of $26,335 and $1,859, respectively.  No gain or loss on our investment in Vallenar Energy (of $755,552) was recorded on this exchange of shares.

Brek Energy Corporation	Form 10-KSB - 2006	30

Recent Accounting Pronouncements

Refer to Note 2, of our Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Operations Review

We had a net loss of $5,486,113 during the year ended December 31, 2006.  As of December 31, 2006, we had a cash balance of $1,415,996 and trade accounts receivable of $82,014.  When these current assets are offset against our current obligations of $256,940 in accounts payable, $124,309 in accrued liabilities, $80,105 in accrued wages and $12,258 in amounts due to related parties, we are left with working capital of $1,024,398 at December 31, 2006.

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

Our independent registered public accounting firm have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the fiscal years 2006 and 2005, which related to our ability to continue as a going concern depends upon our ability to resolve our liquidity problems, principally by obtaining capital and generating sufficient revenues to become profitable.  Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to develop our oil and gas properties, generate revenues from our oil and gas production, and control drilling, completion and production costs.  As we have a minority interest in our oil and gas properties and are not the operator, we can do little to affect the generation of revenue or control drilling, completion and production costs, and we do not have the expertise to initiate development independently of the owner of the majority interest, who is also the operator.  With our current plans, we expect to incur operating losses in future periods, and cannot assure that we will continue to generate revenues.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Related-Party Transactions

We owed $12,258 to related parties at December 31, 2006.  This sum includes $10,406 in professional and administrative fees that were unpaid at December 31, 2006.  None of the amounts due to related parties bear interest or have any fixed terms of repayment.

On January 31, 2006, one of our directors exercised 800,000 warrants at full exercise price to extinguish $200,000 in debt that we owed to him.

On September 27, 2006, we issued 300,922 common shares at $0.50 per share in payment of $150,461 in debt to three directors and a company controlled by a director.  In November 2006, one of the directors returned 10,410 shares of this commons stock to us in exchange for $5,205 in cash.  Prior to December 31, 2006, we cancelled the 10,410 shares.

During October 2006, directors, relatives of directors, companies controlled by directors and companies controlled by relatives of directors exercised 8,044,233 common stock purchase warrants at a 66.67% discount for cash of $864,172.

During October 2006, directors and a company controlled by directors and relatives of directors exercised 1,780,224 common stock purchase warrants at a 66.67% discount in exchange for debt of $157,908.

During the year ended December 31, 2006, related parties charged $597,904 in fees for administrative fees, professional services and rent.

In 2004, we transferred to First Griffin Group 50% of our working interest in two wells and wellbores and 100% of our working interest in one well and wellbore.  In January 2007, we agreed to transfer to First Griffin a pro rata leasehold interest in 40 acres surrounding each well in exchange for $20,000 and the costs of the transfer.  Two of our directors and two relatives of directors have an interest in First Griffin.

Brek Energy Corporation	Form 10-KSB - 2006	31

In May 2004, we granted to Griffin Asset Management, LLC, a drilling fund in which two directors have an interest, an option which gave the drilling fund the right to contribute 50% of the drilling and completion costs of any well in which we participate in Utah and Wyoming in exchange for 50% of our production and working interest in the well.  The drilling fund has not exercised any rights under this agreement and irrevocably terminated it on March 12, 2007.

Comparison of the Years Ended December 31, 2006 and 2005

Overall Results of Operations

For the year ended December 31, 2006, we had a net loss of $5,486,113, or $0.09 per share, which was an increase of $5,228,908 from our net loss of $257,205 or $0.01 per share for the year ended December 31, 2005.  The increase in net loss for the year ended December 31, 2006 as compared to the year ended December 31, 2005, was primarily due to an impairment of oil and gas properties, increases in administrative expenses, lease operating expenses, gathering operations, professional fees, and a decrease in revenues.  These amounts were offset primarily by decreases in advertising, rent and minority interest in losses.

Revenue

Total revenue for the year ended December 31, 2006 was $440,537 compared to $764,802 for the year ended December 31, 2005.  The $324,265 decrease in revenue for 2006 was due to reduced production and lower prices for gas and oil.

Operating expenses

For the year ended December 31, 2006, our total operating expenses were $5,929,443, which was an increase of $4,914,210 from our total expenses of $1,015,233 for the year ended December 31, 2005.  The increase in expenses for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily due to an impairment charge of $4,452,754 against our oil and gas properties.  The major reason for the impairment was a reduction in our proved reserves, due to some reservoirs being excluded from the total, because at current prices they were no longer considered economically viable.  During the year our administrative fees increased by approximately $265,000 and professional fees by approximately $92,000, lease operating expenses by approximately $127,000 and gathering expenses by approximately $79,000.   Increases on our operating expenses were offset primarily by a decreases in advertising and promotion of approximately $25,000 and rent of $59,000.

Our administrative, professional fees and regulatory expenses increased during the year ended December 31, 2006 due to the increasing amount of work required to meet our SEC, Sarbanes-Oxley and tax filing obligations, and to the increase in legal and other advisers’ fees incurred in negotiating the Gasco merger agreement.  During the next year we expect our operating costs to stabilize.

Other expenses

We have filed all of our corporate income tax returns, which resulted in our paying franchise taxes of approximately $5,834 as of December 31, 2006.

Loss from discontinued operations

On August 24, 2006, we exchanged all of our shares in Vallenar Energy (a 51.53% interest) for all of the issued and outstanding shares of Rock City (4,000,000 common shares).  This transaction resulted in the reclassification and separate disclosure of Vallenar Energy’s net operating losses of $26,335 and $1,859, for the years ended December 31, 2006 and 2005, respectively.

Liquidity, Capital Resources and Financial Position

As of December 31, 2006, we had a cash balance of $1,415,996 and a negative cash flow from operations of $1,184,221 for the year then ended.  During the year ended December 31, 2006, we funded our operations through revenue from our oil and gas properties of $440,537, the exercise of 250,000 warrants, at full warrant exercise price, from which we received cash of $75,000 and the private placement of 800,000 units for which we received cash of $400,000.  Each unit consists of one common share and one common share purchase warrant.  In October 2006 we raised $2,085,255 in cash upon the exercise of 16,554,236 warrants under an offer made on September 28, 2006 which allowed warrant holders to exercise their warrants at 33.33% of the exercise price.

Brek Energy Corporation	Form 10-KSB - 2006	32

In the notes to our consolidated financial statements as of December 31, 2006, we caution that our ability to continue as a going concern is uncertain.  We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $67,079,026.  As of December 31, 2006, we had $473,612 in current liabilities.  When this is offset against our current assets of $1,498,010, we are left with working capital $1,024,398.  Although we have sufficient cash from the exercise of the warrants to satisfy our liabilities, we cannot assure that we will succeed in developing our business and achieving a profitable level of operations sufficient to meet our ongoing cash needs.  We have, however, successfully generated sufficient working capital and liquidity through oil and gas revenues and the private placement of our shares until the date of this filing, and believe that we can continue to do so for the next twelve months or as necessary until the merger completes.

Table 11 summarizes our sources and uses of cash for the years ended December 31, 2006 and 2005.

Table 11

Sources and uses of cash
	For the years ended December 31
	2006	2005

Net cash used in operating activities	$ (1,184,221)	$ (101,570)
Net cash used in investing activities	(18,151)	(1,196,165)
Net cash provided by financing activities	2,560,255	1,125,000
Net cash increase, (decrease)	$ 1,357,883	$ (172,735)

Net cash used in operating activities

The cash used in operations of $1,184,221 was primarily due to our expenses exceeding our revenue by $5,486,113.  The net loss was primarily due to a $4,452,754 impairment of our oil and gas properties, depletion of our oil and gas properties and accretion of our asset retirement liability totaling $77,939 and a minority interest adjustment of $34,962. We also paid down our trade accounts payable by $318,450 and our accrued wages payable by $20,490 as required under our merger agreement with Gasco.    Our expenditures were funded by the collection of trade accounts receivable of $38,096, increases in accrued liabilities of $43,919 and an increase of $59,671 in amounts due to related parties.

Net cash used in investing activities

During the year ended December 30, 2006, we spent $38,151 on exploration and development of our oil and gas properties and we received net proceeds of $20,000 on the sale of our Prickly Pear acreage in Utah.

Net cash provided by financing activities

During the year we entered into the private placement of 800,000 units at $0.50 per unit in exchange for $400,000 cash.  Each unit consists of one share and one share purchase warrant, exercisable at $0.90 per share for one year.

During the year we issued 250,000 shares of our commons stock on the exercise of 250,000 share purchase warrants for $75,000 cash.

On September 28, 2006, we resolved to offer our warrant-holders the opportunity to exercise their warrants at a discounted price equal to 33.33% of the original exercise price of their warrants if they exercised them by October 31, 2006.  As of October 31, 2006, 16,554,236 warrants were exercised for cash under this offer and 16,554,236 of our common shares were issued in exchange for $2,085,255 in cash.

We used this cash to pay operating expenses and to cover exploration and development expenses.

Contingencies and commitments

We had no contingencies or long-term commitments at December 31, 2006, except for:

(a)

the Transworld litigation which is disclosed in Note 12 “Commitments and Contingencies” of the notes to our consolidated financial statements appearing elsewhere in this report and

 (b)

our agreement and plan of merger with Gasco that is disclosed in Note 13 “Business Acquisitions and Sale of Subsidiary,” of the notes to our consolidated financial statements, appearing elsewhere in this report, in the merger section of this report and under contractual obligations below.

Brek Energy Corporation	Form 10-KSB - 2006	33

As is customary in the oil and gas industry, we may at times have agreements to reserve or earn acreage or wells.  If we do not pay as required by the agreements, we may lose the acreage or wells.

Contingent liability

In February 2003, the debtor and guarantor of a note receivable took legal action against us in Bermuda, claiming that our former subsidiary, First Ecom Systems Limited, had promised to develop and supply them with certain software.  The debtor then failed to pay the note installment that was due on March 1, 2003.  The directors believe that this lawsuit is without merit, as there was no promise to develop software for the debtor, and filed a defense and counterclaim on May 8, 2003.  The debtor-plaintiff filed a reply and defense on May 21, 2003.  In March 2007, Brek and our subsidiary, Feds Acquisition Corporation, settled with the debtor and guarantor, agreed to rescind the agreements giving rise to the litigation, and consented to the dismissal of the litigation from the Bermuda court.  This leaves only our inactive Hong Kong subsidiary, First Ecommerce Asia Limited, subject to the Transworld agreements and litigation. The High Court of the Hong Kong Special Administrative Region in November 2003 ordered that First Ecommerce Asia be wound up and in April 2005 appointed liquidators for this purpose. We do not know the status of the winding up, as the liquidators have not responded to our requests for a report.

Contractual obligations

On September 20, 2006 we entered into an agreement and plan of merger with Gasco Energy, Inc. whereby we agreed to merge with a subsidiary of Gasco in exchange for 11 million shares of Gasco's common stock.  The merger agreement is subject to our shareholders’ approval.

If we breach the terms of the merger agreement we may be liable to pay a cancellation fee to Gasco of $1million plus costs.

Income taxes

Table 12 sets out our deferred tax assets as of December 31, 2006 and 2005.  These relate primarily to net operating losses.  We have established a 100% valuation allowance, as we believe it is more likely than not that the deferred tax assets will not be realized.

Table 12

Deferred Tax Assets

	For the year ended December 31
	2006	2005
Federal loss carryforwards	$ 5,624,817	$11,360,810
State loss carryforwards, Nevada	-	-
Foreign loss carryforwards	2,991,744	2,991,796
Less: valuation allowance	(8,646,561)	(14,352,606)

	$ -	$ -

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

Internal and external sources of liquidity

We have funded our operations principally through the private placement of common shares, the exercise of share purchase warrants, the issuance of shares for debt and the sale of natural gas and oil.

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

We have made all of our forward-looking statements as of the date of the filing of this Form 10-KSB and we disclaim any duty to update these statements.

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

Brek Energy Corporation	Form 10-KSB - 2006	34

Item 7.

Financial Statements

BREK ENERGY CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Brek Energy Corporation

We have audited the accompanying consolidated balance sheets of Brek Energy Corporation, as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brek Energy Corporation as of December 31, 2006 and 2005, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 3, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP

/s/Mendoza Berger & Company, LLP

Irvine, California

March 23, 2007

Brek Energy Corporation	Form 10-KSB - 2006	Page 1

BREK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
Assets
Current assets
Cash	$ 1,415,996	$ 58,113
Accounts receivable	82,014	120,110
Prepaids	-	3,415

Total current assets	1,498,010	181,638

Oil and gas properties (full cost method) (Note 4)
Proved properties	22,658,882	22,630,474
Unproved properties	7,918	300

Total	22,666,800	22,630,774
Less accumulated depletion and impairment	(21,241,828)	(16,716,564)

	1,424,972	5,914,210

Total assets	$ 2,922,982	$ 6,095,848

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$ 256,940	$ 575,390
Accrued liabilities	124,309	80,390
Accrued wages payable	80,105	100,595
Due to related parties (Note 5)	12,258	455,750

Total current liabilities	473,612	1,212,125

Noncurrent liabilities
Asset retirement obligation	23,304	-

Total liabilities	496,916	1,212,125

Commitments and contingencies (Notes 3 and 12)
Minority interest	39,954	74,916

Stockholders' equity (Note 6)
Common stock, $0.001 par value, 300,000,000 authorized; 79,973,062 and 59,498,090 issued and outstanding at December 31, 2006 and 2005, respectively	79,973	59,498

Additional paid-in-capital	69,360,165	65,364,249
Common stock purchase warrants	25,000	977,973
Accumulated deficit	(67,079,026)	(61,592,913)

Total stockholders' equity	2,386,112	4,808,807

Total liabilities and stockholders' equity	$ 2,922,982	$ 6,095,848

The accompanying notes are an integral part of these consolidated financial statements

Brek Energy Corporation	Form 10-KSB - 2006	Page 2

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Revenue	$ 440,537	$ 764,802

Operating expenses
General and administrative	1,193,534	932,856
Lease operating	126,535	-
Gathering operations	78,681	-
Depletion and accretion	77,939	82,377
Charges for impairment of oil and gas properties	4,452,754	-

Total operating expenses	5,929,443	1,015,233

Net loss from continuing operations before franchise tax,
discontinued operations and minority interest	(5,488,906)	(250,431)

Franchise Tax	(5,834)	-

Net loss from continuing operations before discontinued
operations and minority interest	(5,494,740)	(250,431)

Loss from discontinued operations	(26,335)	(1,859)

Net loss before minority interest	(5,521,075)	(252,290)

Minority interest	34,962	(4,915)

Net loss	$ (5,486,113)	$ (257,205)

Net loss per share - basic and diluted:

Continuing operations	$ (0.09)	$ (0.01)
Discontinued operations	(0.00)	(0.00)

Net loss per share	$ (0.09)	$ (0.01)

Weighted average number of shares outstanding -
basic and diluted	63,467,561	58,980,007

The accompanying notes are an integral part of these consolidated financial statements

Brek Energy Corporation	Form 10-KSB - 2006	Page 3

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock Issued		Additional	Common Stock
	Number of		Paid in	Purchase	Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, January 1, 2005	55,331,420	$ 55,331	$ 56,706,041	$ 8,515,348	$ (61,335,708)	$ 3,941,012

Units issued for cash	3,333,336	3,334	746,666	250,000	-	1,000,000
Units issued for debt	333,334	333	74,667	25,000	-	100,000
Warrants exercised for cash	500,000	500	124,500	-	-	125,000
Finders fees	-	-	(100,000)	-	-	(100,000)
Common stock purchase warrants, exercised	-	-	18,750	(18,750)	-	-
Common stock purchase warrants, expired	-	-	7,793,625	(7,793,625)	-	-
Net loss	-	-	-	-	(257,205)	(257,205)

Balance, December 31, 2005	59,498,090	59,498	65,364,249	977,973	(61,592,913)	4,808,807

Units issued for cash	800,000	800	299,200	100,000	-	400,000
Common stock issued for debt	300,922	301	144,955	-	-	145,256
Warrants exercised for cash	16,804,236	16,804	2,143,451	-	-	2,160,255
Warrants exercised for debt	2,569,814	2,570	355,337	-	-	357,907
Common stock purchase warrants, exercised	-	-	1,052,973	(1,052,973)	-	-
Net loss	-	-	-	-	(5,486,113)	(5,486,113)

Balance, December 31, 2006	79,973,062	$ 79,973	$ 69,360,165	$ 25,000	$ (67,079,026)	$ 2,386,112

The accompanying notes are an integral part of these consolidated financial statements

Brek Energy Corporation	Form 10-KSB - 2006	Page 4

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net loss	(5,486,113)	$ (257,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	72,510	82,377
Accretion of asset retirement obligation	5,429	-
Charges for impairment of oil and gas properties	4,452,754	-
Minority interest	(34,962)	4,915
Changes in operating assets and liabilities:
Accounts receivable	38,096	(63,308)
Prepaids	3,415	(2,177)
Due from related party	-	116,594
Accounts payable	(318,450)	(359,180)
Accrued liabilities	43,919	98,495
Accrued wages payable	(20,490)	(9,098)
Due to related parties	59,671	287,017

Net cash used in operating activities	(1,184,221)	(101,570)

Cash flows from investment activities:
Cash spent on oil and gas properties	(38,151)	(1,196,165)
Proceeds from sale of oil and gas property	20,000	-

Net cash used in investment activities	(18,151)	(1,196,165)

Cash flows from financing activities:
Units issued for cash	400,000	1,000,000
Warrants exercised for cash	2,160,255	125,000

Net cash provided by financing activities	2,560,255	1,125,000

Increase (decrease) in cash	1,357,883	(172,735)
Cash, beginning of the year	58,113	230,848

Cash, end of the year	$ 1,415,996	$ 58,113

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the year:
Interest	$ -	$ -
Taxes	$ 4,033	$ -

Non-cash financing transactions:
Asset retirement obligation	$ 23,304	$ -
Issuance of common stock to related parties in settlement of debt	$ 145,256	$ -
Exercise of warrant offset against amount due to directors	$ 282,251	$ -
Exercise of warrant offset against amount due to a related party	$ 75,656	$ -
Issuance of units to an officer in payment of finders fees	$ -	$ 100,000
The accompanying notes are an integral part of these consolidated financial statements

Brek Energy Corporation	Form 10-KSB - 2006	Page 5

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Principal Activities

The Company is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas in the United States.   “Our”, “we”, “us” as used herein also refer to Brek Energy Corporation.

During 2001, the Company changed its primary business from electronic payment processing to that of oil and gas exploration.  On July 19, 2001, the Company acquired a 26% non-dilutable voting interest in Gasco Energy, Inc., (“Gasco”). On July 16, 2002, the Company exchanged all of its shareholdings in Gasco for an undivided interest in all of Gasco’s undeveloped mineral leases in Utah, Wyoming, and California. At the same time, the Company acquired an additional undivided interest in Gasco’s undeveloped mineral leases from certain third parties in exchange for the issuance of 4,125,000 shares of the Company. The main focus of the Company’s oil and gas exploration business has been centered in the United States.  (Note 11)

In March 2002, the Company acquired a 26% non-dilutable voting interest in Vallenar Energy Corp. (“Vallenar Energy”) another company engaged in oil and gas exploration. On June 28, 2002, the Company increased its ownership of Vallenar Energy to 51.53%.  On August 24, 2006 the Company exchanged its 51.53% interest in Vallenar Energy for a 100% interest in Rock City Energy Corp. (“Rock City”), a company incorporated in the state of Nevada on August 10, 2006.  Rock City is involved in the oil and gas exploration business.  (Notes 4, 13, 14 and 16)

Brek Energy Corporation	Form 10-KSB - 2006	Page 6

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These consolidated financial statements include the financial statements of Brek Energy Corp. and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated from the financial results.

Certain amounts in the prior years’ consolidated financial statements and notes have been reclassified to conform to the current years’ presentation.

Cash and Cash Equivalents

Brek considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents.  At December 31, 2006 and 2005, the Company did not have any cash equivalents.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The Company’s consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities which is the basis for the calculation of depletion, the fair value of the oil and gas properties which value is based on the results of an independent reserves study, and the estimates and assumptions used for the fair value of equity instruments.

Accounts Receivable

Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts.  At December 31, 2006 and 2005, all of the accounts receivable were considered collectable.

Segmented Reporting

The Company has only one business, an oil and gas business in the United States of America.  There is no activity within any of Brek’s foreign subsidiaries and as such, no summarization of financial data is necessary or has been used by management for decision making.

Revenue Recognition

Oil and gas revenue is recognized as income when the oil and gas is produced and sold.

Brek Energy Corporation	Form 10-KSB - 2006	Page 7

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Foreign Currency Translation

The functional currency for Brek’s foreign subsidiaries is the respective local currency.  These subsidiaries consist of entities in Canada and Hong Kong.  Brek translates assets and liabilities to US dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period.  Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income (loss).

Transactions denominated in currencies other than the functional currency of the legal entity are re-measured to the functional currency of the legal entity at the period-end exchange rates.  Any associated currency re-measurement gains and losses are recognized in current operations.

Comprehensive Income

Comprehensive income reflects changes in equity that results from transactions and economic events from non-owner sources. The Company had no comprehensive income for the years ended December 31, 2006 and 2005.

Financial Instruments

Foreign Exchange Risk

The Company is subject to foreign exchange risk for sales and purchases denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  The Company does not believe that it has any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and accrued liabilities and equity instruments.  The fair value of these financial instruments approximates their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

The Company places its cash with various high quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of these financial institutions.

Receivables arising from sales to customers are not collateralized.  Management continually monitors the financial condition of its customers to reduce the risk of loss.  All of the Company’s sales were to the Company’s oil and gas operator. Substantially all of the Company’s accounts receivable is due from the Company’s oil and gas operator. Accounts receivable from oil and gas operators are generally paid within 60 days.  At December 31, 2006 and 2005, the Company had $82,014 and $120,110, respectively in trade accounts receivable due from their oil and gas operators.

Brek Energy Corporation	Form 10-KSB - 2006	Page 8

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets

At December 31, 2006 and 2005 the Company’s only long lived asset was its oil and gas properties. As a result of a reserves study, it was determined that the carrying amount of the oil and gas properties exceeded their fair value by $4,452,754 at December 31, 2006.  At December 31, 2006 and 2005 the Company recorded $4,452,754 and $0, respectively in charges for impairment of oil and gas properties, to reflect a decline in value of these properties, due primarily to the lower prices for natural gas and a reduction of leased acreage.  The cost of the unproved properties is withheld from the depletion base as described above until the properties are either developed or abandoned.  The Company reviews these properties periodically for possible impairment.

Advertising

Advertising costs amounted to $0 and $11,916, respectively for the years ended December 31, 2006 and 2005.

Income Taxes

Income tax expense is based on pre-tax financial accounting income.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost centre (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. The Company did not capitalize any internal costs during the years ended December 31, 2006 or 2005. Costs associated with production and general corporate activities were expensed in the period incurred.

Depletion of exploration and development costs is computed using the units-of-production method based upon estimated proven oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as either they are developed or abandoned. The properties are reviewed periodically for impairment.

Brek Energy Corporation	Form 10-KSB - 2006	Page 9

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Oil and Gas Properties, continued

Total well costs are transferred to the depletable pool even when multiple targeted zones have not been fully evaluated.  For depletion purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes (full cost pool) may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value, if lower of unproved properties and the costs of any properties not being amortized, if any. Should the full cost pool exceed this ceiling, an impairment is recognized. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. However, subsequent commodity price increases may be utilized to calculate the ceiling value.

As of December 31, 2006, based on oil and gas prices of $45.53 per barrel and $4.47 per mcf, the full cost pool was the same as the ceiling because of an impairment charge that was taken against our oil and gas properties of $4,452,754.

Asset Retirement Obligation

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets.  The Company depletes the amount added to proved oil and gas property costs.  The future cash outflows for oil and gas properties associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations.  The Company’s asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.  The asset retirement liability is allocated to operating expenses using a systematic and rational method. At December 31, 2005, the asset retirement obligation of $21,380 and accretion expense of $3,505 were not booked because these amounts were not considered to be material. The information below reconciles the value of the asset retirement obligation at December 31, 2006.

2006
Balance, beginning of the year	$ -
Liabilities incurred	17,875
Accretion expense	5,429
Balance, end of year	$ 23,304

Brek Energy Corporation	Form 10-KSB - 2006	Page 10

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Basic and Diluted Net Loss Per Common Share (“EPS”)

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

As of December 31, 2006, the Company had 79,973,062 shares of common stock issued and outstanding.  At December 31, 2006, the Company also had 370,000 shares of common stock issuable upon exercise of outstanding options and 200,000 shares of common stock issuable upon exercise of outstanding warrants. Additional options or warrants may be granted to purchase up to 4,580,000 shares of common stock under the Company’s 2001 stock option plan.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS 123(R) is effective for public companies for the first fiscal year beginning after June 15, 2005, supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”.  SFAS 123(R) eliminates the option to use APB 25’s intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

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

Prior to July 1, 2005, the Company accounted for its stock-based compensation using APB 25 and related interpretations. Under APB 25, compensation expense was recognized for stock options with an exercise price that was less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to the employees and directors of the Company. Accordingly, no compensation cost was recognized for these options prior to June 30, 2005.

Brek Energy Corporation	Form 10-KSB - 2006	Page 11

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-based Compensation, continued

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R, and Emerging Issues Task Force No. 96-18 (“EITF 96-18”). All transactions in which goods or services are consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

The Company did not grant any options during 2006 or 2005.

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

On August 24, 2006, the Company exchanged all of their shares in Vallenar Energy (a 51.53% interest) for all of the issued and outstanding shares of Rock City (4,000,000 common shares).  This transaction resulted in the Company reclassifying and disclosing Vallenar Energy’s net operating losses, separately on the Statements of Operations for the years ended December 31, 2006 and 2005 (Notes 1, 13 and 14).

Recent Accounting Pronouncements

As previously discussed, the Company adopted SFAS No. 123(R) related to share based payments.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets”, which changes the guidance in APB 29, “Accounting for Nonmonetary Transactions”.  This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this SFAS 153 are to be applied prospectively and are effective for fiscal years beginning after June 15, 2005.  Adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”.  This statement, which replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so.  SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”.  SFAS 154 is effective for fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

Brek Energy Corporation	Form 10-KSB - 2006	Page 12

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In July 2006, the FASB issued FASB Interpretation No. 48 ("Interpretation No. 48"), "Accounting for Uncertainty in Income Taxes". Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes”. Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning January 1, 2007. The adoption of Interpretation No. 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”.  This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This statement is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006.  Adoption of SFAS 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year.  The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), "Fair Value Measurements”.   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 will be effective for the Company January 1, 2008. Adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

Brek Energy Corporation	Form 10-KSB - 2006	Page 13

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin SAB No. 108 (“SAB 108”), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in the fourth quarter of 2006, adoption did not have a material impact on Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.   SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for the Company January 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – GOING CONCERN

During the year ended December 31, 2006, the Company has been focusing on developing its oil and gas business.  As such, the Company has accumulated a deficit of approximately $67 million to date and additional debt or equity financing will be required by the Company, to support development of its oil and gas properties, until such time as the Company increases its cash flow from operations or completes its merger with Gasco.  (Note 13)  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to achieve and maintain profitability and increased cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs.  Based upon current plans, the Company expects to incur operating losses in future periods.  There is no assurance that the Company will be able to generate revenues in the future.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - OIL AND GAS PROPERTIES

The Company has an approximate 15% interest in 112,188 gross acres (16,750 net acres) in the Uinta Basin region in Utah, an approximate 13% interest in 52,573 gross acres (6,807 net acres) in the Greater Green River Basin of Wyoming, an approximate 7% interest in 3,315 gross acres (219 net acres) in Kern County and San Luis Obispo County in California and an approximate 89% interest in 9,191 gross acres (8,211 net acres) in Edwards County in Texas.  (Note 1, 2,13 and 16)

Brek Energy Corporation	Form 10-KSB - 2006	Page 14

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 4 - OIL AND GAS PROPERTIES, continued

The following table presents information regarding the Company’s net costs incurred in the purchase of proved and unproved properties and in exploration and development activities:

For the years ended December 31
	2006	2005
Property acquisition costs:
Proved	$ -	$ 885,804
Exploration costs	37,649	10,061
Development costs	502	300,300
Totals	$ 38,151	$ 1,196,165

The above table excludes the following transactions:

On September 18, 2006, the Company rescinded their consent to participate in the drilling of a well, resulting in the reversal of $560,294 in development expenditures that were accrued during the year. In July 2006, the Company sold one of its proven oil and gas properties for $20,000.

Depletion and impairment expense related to the proved properties per equivalent Mcf of production for the years ended December 31, 2006 and 2005 were $57.59 and $0.84 respectively.

At December 31, 2006 and 2005, the Company’s unproved properties consist of leasehold acquisition and exploration costs in the following areas:

	2006		2005
Wyoming	$100	$100
California	7,718		100
Texas	100		100

	$7,918	$300

The following table sets forth a summary of oil and gas property costs not being amortized as of December 31, 2006, by the year in which such costs were incurred:

Costs Incurred During Years Ended December 31
	Balance 12/31/06	2006	2005	2004	Prior

Acquisition costs	$ 300	$ -	$ -	$ -	$ 300
Exploration costs	7,618	7,618

Total	$ 7,918	$ 7,618	$ -	$ -	$ 300

The costs associated with the Company’s drilling projects will be transferred to proved properties as the wells are drilled during the next five to ten years.

Brek Energy Corporation	Form 10-KSB - 2006	Page 15

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 4 - OIL AND GAS PROPERTIES, continued

The Company’s proven and unproven properties are evaluated periodically for the possibility of potential impairment. Based on reserve studies completed at December 31, 2006 and 2005, impairment charges of $4,452,754 and $0 respectively, were recorded against the Companies oil and gas properties.  The 2006 charge for impairment was primarily due to the reduction in natural gas prices, which caused some reserves to no longer be economically viable. The December 31, 2006 and 2005, reserve studies reported the present value, discounted at 10% of estimated future net revenues from proved oil and gas reserves plus the cost or estimated fair value, if lower of unproven properties was approximately $1.35 million and $9.2 million (calculated, based on estimated net revenues of $3.2 million and $26.5 million). The present value of estimated future net revenues was computed by applying current prices of oil and gas to estimated future production of proved oil and gas reserves as of December 31, 2006 and 2005, assuming the continuation of existing economic conditions.

On May 8, 2006, the Company entered into a letter agreement dated April 3, 2006, with a Texas oil and gas company (the “operator”) for the development of the Company’s oil and gas properties in Texas.  Under the agreement, the operator can earn a 100% interest in the leases to depths below 1,500 feet in exchange for drilling until it has completed a well capable of producing hydrocarbons in commercial quantities.  When the operator has completed the first 10 wells and recovered 100% of the costs to drill the wells (“payout”), the Company can back in for a 25% working interest in the wells.  On future wells, the Company can either participate from the outset to earn a 25% working interest, or back in after payout to earn a 6.25% working interest.

Pursuant to an assignment of oil and gas leases agreement, dated June 9, 2006, the Company assigned all of its Texas oil and gas leases, so far as they cover depths below 1,500 feet, to the operator in exchange for the operator’s initiating drilling operations on the land covered by the leases before the primary terms of the leases expire.   If the operator successfully completes a well capable of producing hydrocarbons in commercial quantities, this assignment of oil and gas leases will become permanent.  (Note 16)

Overriding royalty interests in the Texas oil and gas leases totalling between 5% and 8.33% of all oil, gas and other minerals produced, were assigned to three parties between October 4, 2002 and April 21, 2006.  (Note 5)

Brek Energy Corporation	Form 10-KSB - 2006	Page 16

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 5 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The following amounts were due to related parties at December 31, 2006 and 2005:

	2006	2005
Amount due to a director, 246,926 common shares at $0.50 per share were issued during the year in repayment of debt (Note 6)	$-	$123,463

Amounts due to directors and companies controlled by directors (a)	1,852	30,856

Administration fees payable to a company controlled by an officer (b)	5,406	22,845

Administrative fees payable to a director (c)	-	232,586

Rent payable to a company controlled by a director (d)	-	21,000

Professional fees due to a relative of a director (e)	5,000	25,000

Total Related Party Payables	$12,258	$455,750

(a)

During the year ended December 31, 2006, 38,806 common shares where issued at $0.50 in payment of $19,403 in debt.  (Note 6)

(b)

During the years ended December 31, 2006 and 2005, the Company has paid or accrued $357,904 and $225,334 respectively, in administrative fees to a company controlled by an officer.

(c)

During the years ended December 31, 2006 and 2005, the Company has paid or accrued $166,000 and $88,000 respectively, in administrative fees to a director.  During the years ended December 31 2006 and 2005 this director received shares in payment of finder’s fees of $0 and $100,000 respectively. During the years ended December 31, 2006 and 2005, this director exercised 4,762,501 and 500,000 respectively, share purchase warrants for cash and debt.  (Notes 6 and 9)  This director also had an overriding royalty interests in all oil, gas and other minerals produced of 3.17%, in eight of the Texas oil and gas leases and 1.5%, in one of the Texas oil and gas leases.  (Note 4)

(d)

During the years ended December 31, 2006 and 2005, the Company has paid or accrued $14,000 and $77,000 respectively, in rent to a company controlled by a director.

(e)

During the years ended December 31, 2006 and 2005, the Company has paid or accrued $60,000 and $55,000 respectively, in professional fees to a relative of a director.

Brek Energy Corporation	Form 10-KSB - 2006	Page 17

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 5 - RELATED PARTY TRANSACTIONS, continued

During the year ended December 31, 2006, the Company issued 4,780 common shares at $0.50 per share in payment of $2,309 in debt to a company controlled by a director.  (Note 6)

During the year ended December 31, 2006, directors and companies controlled by directors exercised 10,624,457 share purchase warrants (including the 4,762,501 in (e) above).  (Notes 6 and 9)

NOTE 6 - COMMON STOCK

On January 18, 2005, the Company issued a total of 2,166,668 units at $0.30 per unit by way of a private placement for cash of $650,000.  Each unit comprises one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50.  The warrants have a term of two years and will expire on January 18, 2007.  The fair value of the warrants was estimated to be $162,500 and has been recorded as a separate component of stockholders’ equity.  (Note 9)

On January 18, 2005, the Company issued, to an officer of the Company, a total of 216,667 units at $0.30 per unit for finders’ fees of $65,000.  Each unit comprises one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50.  The warrants have a term of two years and will expire on January 18, 2007.  The fair value of the warrants was estimated to be $16,250 and has been recorded as a separate component of stockholders’ equity.  (Notes 5 and 9)

On January 24, 2005, the Company issued a total of 1,000,000 units at $0.30 per unit by way of a private placement for cash of $300,000.  Each unit comprises one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50.  The warrants have a term of two years and will expire on January 27, 2007.  The fair value of the warrants was estimated to be $75,000 and has been recorded as a separate component of stockholders’ equity.  (Note 9)

On January 24, 2005, the Company issued, to an officer of the Company, a total of 100,000 units at $0.30 per unit for finders’ fees of $30,000.  Each unit comprises one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50.  The warrants have a term of two years and will expire on January 24, 2007.  The fair value of the warrants was estimated to be $7,500 and has been recorded as a separate component of stockholders’ equity.  (Notes 5 and 9)

On February 7, 2005, the Company issued a total of 133,334 units at $0.30 per unit by way of a private placement for cash of $40,000.  Each unit comprises one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50.  The warrants have a term of two years, 40,000 warrants will expire January 17, 2007 and 93,334 warrants will expire on February 7, 2007.  The fair value of the warrants was estimated to be $10,000 and has been recorded as a separate component of stockholders’ equity.  (Note 9)

On July 7, 2005, the Company issued a total of 33,334 units at $0.30 per unit by way of a private placement for cash of $10,000.  Each unit comprises one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50.  The warrants have a term of two years and will expire on July 7, 2007.  The fair value of the warrants was estimated to be $2,500 and has been recorded as a separate component of stockholders’ equity.  (Note 9)

Brek Energy Corporation	Form 10-KSB - 2006	Page 18

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 6 - COMMON STOCK, continued

On July 7, 2005, the Company issued a total of 16,667 units at $0.30 per unit to an officer for finders’ fees of $5,000.  Each unit comprises one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.50.  The warrants have a term of two years and will expire on July 7, 2007.  The fair value of the warrants was estimated to be $1,250 and has been recorded as a separate component of stockholders’ equity.  (Notes 5 and 9)

On July 29, 2005, the Company issued 400,000 common shares at $0.25 per share for $100,000 cash when an officer of the Company exercised 400,000 share purchase warrants. (Notes 5 and 9)

On September 28, 2005, the Company issued 100,000 common shares at $0.25 per share for cash of $25,000 when an officer of the Company exercised 100,000 share purchase warrants.  (Notes 5 and 9)

On January 31, 2006, the Company issued 800,000 common shares at $0.25 per share in exchange for debt of $200,000 when a director of the Company exercised 800,000 share purchase warrants.  (Notes 5 and 9)

Between February and March 2006, the Company issued a total of 800,000 units at $0.50 per unit by way of private placements for cash of $400,000.  Each unit comprises one common share and one common share purchase warrant entitling the holder to purchase one common share for $0.90.  The warrants have a term of one year and will expire between February 7, 2007 and March 2, 2007.  The fair value of the warrants was estimated to be $100,000 which has been recorded as a separate component of stockholders’ equity.  (Note 9)

On May 19, 2006, the Company issued 250,000 common shares at $0.30 per share for cash of $75,000 when 250,000 share purchase warrants were exercised.  (Note 9)

On September 27, 2006, the Company issued 300,922 common shares at $0.50 per share, to directors and companies controlled by directors in settlement of debt in the amount of $150,461. (Note 5)

On November 7, 2006, the Company issued 8,510,003 common shares for $1,221,084 in cash when 8,510,003 share purchase warrants with exercise prices between $0.25 and $0.90 per share, were exercised at prices between $0.08 and $0.30 per share. (Note 9)

On November 7, 2006, the Company issued 2,544,414 common shares for $263,873 in cash when 2,544,414 share purchase warrants with exercise prices between $0.30 and $0.50 per share, were exercised by directors of the Company at prices between $0.10 and $0.17 per share. (Notes 5 and 9)

On November 7, 2006, the Company issued 5,499,819 common shares for $600,299 in cash when 5,499,819 share purchase warrants with exercise prices between $0.30 and $0.50 per share, were exercised by a relative of a director and limited partnerships controlled by directors or relatives of directors of the Company at prices between $0.10 and $0.17 per share. (Notes 5 and 9)

On November 7, 2006, the Company issued 1,493,087 common shares to offset debt of $124,412 when 1,493,087 share purchase warrants with an exercise prices between $0.25 and $0.50 per share, were exercised by a director of the Company at between $0.08 and $0.17 per share. (Notes 5 and 9)

Brek Energy Corporation	Form 10-KSB - 2006	Page 19

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 6 - COMMON STOCK, continued

On November 7, 2006, the Company issued 287,137 common shares to offset debt of $33,496 when 287,137 share purchase warrants with an exercise price of $0.35 per share, was exercised by a limited partnership controlled by directors and relatives of directors of the Company for $0.12 per share. (Notes 5 and 9)

On November 21, 2006, a director returned 10,410 shares that he received in settlement of $5,205 in debt, in exchange for cash.  The returned shares were cancelled by the Company.  (Note 5)

NOTE 7 - STOCKHOLDER RIGHTS PLAN

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

At December 31, 2006 and 2005, the Company had reserved 399,865,310 and 297,490,450 shares for the exercise of these rights for the issued and outstanding shares and 2,850,000 and 101,822,300 for the potential exercise of outstanding options and warrants.  At December 31, 2006, the Company would not be able to implement the Rights Plan unless the number of authorized shares of common stock increased to satisfy share issuances for all issued and outstanding shares and the exercise of all warrants and stock options.

NOTE 8 – STOCK OPTIONS

The Company’s 2001 stock option/warrant plan provides for the granting of up to 5,000,000 stock options or warrants to officers, consultants, directors and key employees. All share options/warrants granted under the 2001 option/warrant plan either vest immediately, at 25% per quarter over a period of one year or on a performance basis. The options do not cancel upon termination of employment and all unexercised options expire five years after the date of issue.

During the years ended December 31, 2006 and 2005 no stock options were issued.

Brek Energy Corporation	Form 10-KSB - 2006	Page 20

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 8 – STOCK OPTIONS, continued

The following is a summary of the activity of the Company’s 2001 stock option/warrant plan for the year ended December 31, 2006:

	Shares Under	Weighted Average
	Option	Exercise Price

Outstanding, December 31, 2005	1,580,000	$ 0.44
Expired	(1,210,000)	0.40

Outstanding, December 31, 2006	370,000	$ 0.55

At December 31, 2006 and 2005 the weighted-average remaining contractual life of the outstanding options was .54 and .64 years.

During the years ended December 31, 2006 and 2005, the Company did not record any compensation costs.

NOTE 9 – WARRANTS

During the years ended December 31, 2006 and 2005, the following share purchase warrants were granted, exercised and expired:

	2006	2005

Balance at beginning of year	18,784,460	27,944,805
Warrants granted	800,000	3,666,670
Warrants exercised	(19,384,460)	(500,000)
Warrants expired	-	(12,327,015)
Balance at end of year	200,000	18,784,460

On September 28, 2006, the directors of the Company passed a resolution whereby all warrant holders were offered the opportunity to exercise their share purchase warrants, wholly or partially, at an exercise price equal to 33.33% of the exercise price stated in their warrants, until October 31, 2006. Pursuant to this resolution 18,334,460 share purchase warrants were exercised.  (Notes 6 and 5)

Warrants Outstanding

At December 31, 2006, the Company had the following share purchase warrants outstanding: (Note 16)

Number of Shares	Exercise Price Per Share	Expiration Date
100,000	0.90	February 9, 2007
100,000	0.90	February 17, 2007
200,000

Brek Energy Corporation	Form 10-KSB - 2006	Page 21

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 10 – INCOME TAXES

Income tax expense has not been recognized for the years ended December 31, 2006 and 2005 and no taxes were payable at December 31, 2006 or 2005, because the Company has incurred losses since its inception.

The components of the Company’s net operating losses for the year ending December 31, 2006 and 2005 are as follows:

	2006	2005

United States of America	$ (797,493)	$ (4,690,568)
Hong Kong	328	-
Other countries (British Virgin Islands, Bermuda and Canada)	(1)	(829)

	$ (797,166)	$ (4,691,397)

As of December 31, 2006 and 2005, the Company had the following deferred tax assets that primarily relate to net operating losses. A 100% valuation allowance has been established, as management believe it is more likely than not that the deferred tax assets will not be realized.

	2006	2005

Federal loss carryforwards	$ 5,624,817	$ 11,360,810
State loss carryforwards, Nevada	-	-
Foreign loss carryforwards	2,991,744	2,991,796

Less: Valuation allowance	(8,646,561)	(14,352,606)
	$ -	$ -

The Company’s valuation allowance decreased during 2006 by $5,735,993.  During 2005 the valuation allowance increased by $1,313,591.

At December 31, 2006 and 2005 the Company had the following net operating loss carryforwards (“NOL’s”):

	2006	2005

United States	$ 18,822,948	$ 39,479,529
Foreign (Hong Kong, Bermuda and British Virgin Islands)	20,517,836	20,518,163

	$ 39,340,784	$ 59,997,692

The United States federal and Canadian NOL’s expire through December 31, 2026 and the Hong Kong NOL’s can be carried forward indefinitely.

NOTE 11 – SEGMENTED INFORMATION

The Company only has one business, an oil and gas business in the United States of America.

Brek Energy Corporation	Form 10-KSB - 2006	Page 22

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 - BUSINESS ACQUISITIONS AND SALE OF SUBSIDIARY

Rock City Energy Corp.

Pursuant to a share exchange agreement dated August 24, 2006, the Company acquired 100% of the issued and outstanding shares (4,000,000 common shares) of Rock City by exchanging its 51.53% interest in Vallenar Energy (which consisted of 5,312,500 common shares and 733,333 preferred shares of Vallenar Energy) with Rock City.  The Company’s investment in Rock City has been accounted for as related party transaction, with the value of the 4,000,000 common shares of Rock City being recorded on the Company’s books at the historical cost of $755,552, or the same value that the Company’s 51.53% investment in Vallenar Energy was recorded at prior to the share exchange.  As a result of this business combination, the Company has included the accounts of Rock City (including their operating losses from August 24, 2006 through December 31, 2006), into their financial statements at December 31, 2006.  Rock City’s financial statements include the accounts of Vallenar Energy (including their operating losses from August 24, 2006 through December 31, 2006) and a 48.47% adjustment for minority interest shareholders. Vallenar Energy’s losses before August 24, 2006 have been reclassified to losses from discontinued operations.  (Notes 1, 2, 4, 14 and 16)

Brek Energy Corporation	Form 10-KSB - 2006	Page 23

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 13 - BUSINESS ACQUISITIONS AND SALE OF SUBSIDIARY, continued

Gasco Energy, Inc., continued

Proposed Acquisition

On September  20, 2006,  Gasco entered into an agreement to purchase the Company for  equity  consideration  of  11,000,000  shares of the Gasco’s common stock valued at  approximately  $30,000,000  based on the closing price of Gasco's stock on September  20, 2006.  As a result of the  acquisition, Gasco will acquire approximately 17,095 net acres in the Uinta Basin of Utah and approximately  12,495  net  acres  in the  Green  River  Basin of  Wyoming.  The acquisition is expected to simplify Gasco's acreage portfolio by absorbing a working interest that Brek previously owned of approximately 14% of Gasco's undeveloped acreage in Utah and Wyoming.  The Company does not expect to incur any additional overhead expenses as a result of the proposed business acquisition.  The boards of directors of both the Company and Gasco have each approved the terms of the transaction, which is expected to close during the second quarter of 2007. The completion of the transaction is subject to the approval of the stockholders of the Company and the completion of a distribution of certain subsidiaries of the Company to its stockholders.

Under the terms of the transaction, a wholly-owned subsidiary of Gasco will merge with and into the Company.  As a result of the merger, the Company will become a wholly-owned subsidiary of Gasco and stockholders of the Company in the aggregate will receive a number of shares of common stock of Gasco equal to 11,000,000 divided by the total number of shares of common stock of the Company outstanding on the date of the merger, calculated on a fully diluted basis.  Gasco may issue additional shares of their common stock upon exercise of certain Brek options and warrants that they intend to assume in connection with the Brek acquisition. As part of the transaction, the directors of the Company, who collectively own approximately 24% of the Company’s outstanding stock, have entered into an agreement to vote their shares in favor of the transaction.  In addition, the Company’s President and CEO, who owns approximately 18% of the outstanding common stock of the Company, has agreed to deposit 550,000 shares of Gasco common stock acquired in the transaction in escrow to satisfy any claims with respect to breaches of representations and warranties of the Company.  (Notes 3 and 4)

If the Company breaches the terms of the merger agreement they may be liable to pay a cancellation fee to Gasco of $1million, plus costs.

NOTE 14 – DISCONTINUED OPERATIONS

On August 24, 2006, the Company exchanged their 51.53% interest in Vallenar Energy (which consisted of 5,312,500 common shares and 733,333 preferred shares of Vallenar Energy) with Rock City, for 100% of the issued and outstanding shares (4,000,000 shares) of Rock City.

As a result of this exchange the Company reclassified Vallenar Energy’s net operating losses, up to August 24, 2006, in losses from discontinued operations.  For the years ended December 31, 2006 and 2005, the Company recorded losses from discontinued operations of $26,335 and $1,859, respectively.  No gain or loss on the Company’s investment in Vallenar Energy (of $755,552) was recorded on this exchange of shares.  (Notes 1, 2, 13 and 16)

Brek Energy Corporation	Form 10-KSB - 2006	Page 24

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 15 – SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The following reserve quantity and future net cash flow information for the Company represents proved reserves located in the State of Utah in the United States. The reserves as of December 31, 2006 and 2005 have been estimated by Netherland, Sewell and Associates, Inc., independent petroleum engineers. The Company did not have any proved reserves in the State of Utah at December 31, 2003.  The determination of oil and gas reserves is based on estimates, which are highly complex and interpretive. The estimates are subject to continuing change as additional information becomes available.

The standardized measure of discounted future net cash flows is prepared under the guidelines set forth by the Securities and Exchange Commission (SEC) that require the calculation to be performed using year-end oil and gas prices. The oil and gas prices used as of December 31, 2006 and 2005 were $61.05 per bbl of oil and $4.41 per mcf of gas and $59.84 per bbl of oil and $7.45 per Mcf of gas, respectively. Future production costs are based on year-end costs and include severance taxes. Each property that is leased by the Company is also charged with field-level overhead in the reserve calculation. The present value of future cash inflows is based on a 10% discount rate.

Brek Energy Corporation	Form 10-KSB - 2006	Page 25

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 15 – SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED), continued

Reserve Quantities

	Gas	Oil
	Mcf	Bbls

Balance, December 31, 2003	-	-
Extensions and discoveries	5,002,987	36,747
Purchases	1,909,231	15,582
Production	(58,908)	(834)
Balance, December 31, 2004	6,853,310	51,495
Extensions and discoveries	3,434,640	13,518
Revisions of previous estimates (a)	(4,542,355)	(36,659)
Production	(91,983)	(949)
Balance, December 31, 2005	5,653,612	27,405
Extensions and discoveries	125,366	1,064
Revisions of previous estimates (b)	(4,464,760)	(18,284)
Production	(72,581)	(999)

Balance, December 31, 2006	1,241,637	9,186

Proved Developed Reserves

Balance, December 31, 2006	1,241,637	9,186

Balance, December 31, 2005	1,971,975	11,044

Balance, December 31, 2004	984,442	10,007

(a) The majority of the revisions of previous estimates during 2005 are comprised of the following:

-  Four proved undeveloped locations were omitted from the 2005 reserve report because these locations required a higher capital investment than originally estimated due to drilling and completion problems and due to the lack of historical data related to recent completions and recompletions in this area.

-  Six proved undeveloped locations were omitted from the 2005 reserve report because recent drilling activity indicates that these locations may be outside of or on the edge of a previously identified zone.

-  Four proved developed non-producing completions significantly underperformed previous forecasts.

-  Reduced interest in some proved undeveloped locations due to lower interest from farmout versus higher proved undeveloped interest in prior year.

(b) The majority of the revisions of previous estimates during 2006 are comprised of the following:

-  Revisions to the reserve quantities were primarily due to lower prices for oil and gas at the end of 2006 as compared to 2005.

-  Some acreage is no longer economically viable at the lower prices

-  Reserves from farmout wells were reduced because, with the lower prices, there will be less gas remaining in the reservoir when payout for the farmee has been reached and the Company is able to back in.

-  Increased operating costs have reduced the economic viability of some acreage.

Brek Energy Corporation	Form 10-KSB - 2006	Page 26

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 15 – SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED), continued

Standardized Measure of Discounted Future Net Cash Flows

	December 31
	2006	2005
Future cash flows	$5,288,400	$45,994,700
Future production and development costs	(1,811,300)	(17,145,00)
Future income taxes	(273,600)	(2,389,700)
Future net cash flows before discount	$3,203,500	26,460,000
10% discount to present value	(1,853,900)	(17,275,000)
Standardized measure of discounted
future net cash flows	$1,394,600	$9,185,000

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	For the Years Ended December 31
	2006	2005
Standardized measure of discounted future net
cash flows at the beginning of year	$9,185,000	$5,712,500
Sales of oil and gas produced,
net of production costs	(440,058)	(764,804)
Extensions and discoveries, net of future
production and development costs	53,200	4,592,200
Revisions of previous quantity estimates	(7,448,542)	(354,896)
Purchases of reserves in place	-	-
Standardized measure of discounted
future net cash flows at the end of year	$1,349,600	$9,185,000

NOTE 16 – SUBSEQUENT EVENTS

Texas Oil and Gas Property

Subsequent to December 31, 2006, the Company’s operator performed sufficient work on the Texas oil and gas properties to extend and maintain all of the leases in good standing except for one lease, comprising 790 gross and net acres, which expired in February 2007.  (Notes 4 and 13)

Utah Oil and Gas Property

Subsequent to December 31, 2006, the Company transferred working interests in three wells and wellbores to a limited partnership controlled by directors or relatives of directors of the Company for $20,000, which approximated fair value on the date of the transaction.  (Note 4)

Investment

Subsequent to December 31, 2006, Company purchased an additional 4,000,000 unregistered and restricted common shares of Rock City for $600,000 ($0.15 per share). (Note 13)

Warrants

Subsequent to December 31, 2006, 200,000 share purchase warrants exercisable at $0.90 expired. (Note 9)

Brek Energy Corporation	Form 10-KSB - 2006	Page 27

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no changes in and disagreements with our accountants on accounting and financial disclosure.  Our principal independent accountant since February 21, 2006 to the current date is Mendoza Berger & Company, L.L.P., 9838 Research Drive, Irvine California, 92618.

Effective February 21, 2006, our board of directors approved a change in our independent auditors.  None of the reports of our former auditors, Hall & Company, Certified Public Accountants Inc., on our consolidated financial statements for the fiscal years ended December 31,  2004, 2003, and 2002, and the interim period ended February 21, 2006, contained any adverse opinion or disclaimer of opinion, but did contain an uncertainty about the Company’ ability to continue as a going concern.  Although audited statements prepared by Hall & Company, Certified Public Accountants Inc. contained a going concern qualification, the financial statements did not contain any adjustments for uncertainties stated in them, nor have we had, at any time, disagreements with Hall & Company, Certified Public Accountants Inc., on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

We retained and the board approved the appointment of the certified public accounting firm of Mendoza Berger & Company, L.L.P., to serve as our independent accountants to audit our financial statements beginning with the year ended December 31, 2005.  This engagement became effective February 21, 2006.  We had not consulted Mendoza Berger & Company, L.L.P. before their engagement about the application of accounting principles to a specific transaction or the type of audit opinion that they might render on our financial statements or on any other matter that was the subject of any disagreement between ourselves and our former certifying accountants.

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

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)

Identify Directors and Executive Officers

Each of our directors holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Table 13 describes our management.

Brek Energy Corporation	Form 10-KSB - 2006	Page 28

Table 13 Management
	Brek Energy Corporation	Brek Petroleum Inc.	Brek Petroleum (California), Inc.	Vallenar Energy Corp.	Rock City Energy Corp.
Richard N. Jeffs	Director, CEO, president, CFO	Director, president	Director, president, CFO, corporate secretary	Director, president	Director, President, CFO
Gregory Pek	Director	n/a	n/a	n/a	Director
Ian Robinson	Director	n/a	n/a	n/a	Director
Michael L. Nazmack	Director	n/a	n/a	n/a	Director
Eugene Sweeney	Director	n/a	n/a	n/a	Director
Shawne Malone	Director	n/a	n/a	n/a	Director, corporate secretary
John daCosta	Treasurer	Treasurer and corporate secretary	n/a	Treasurer and corporate secretary	Treasurer
Anne McFadden	Corporate secretary	n/a	n/a	n/a	n/a

Richard N. Jeffs.   Mr. Jeffs (61) has been our president and chief executive officer since February 2004 and a director and our chief financial officer since January 2005.  Mr. Jeffs has been the sole director and president of Brek Petroleum Inc, since February 2004, and the sole director and officer of Brek Petroleum (California), Inc. since July 2004.  In the past five years, Mr. Jeffs has been a self-employed businessman (since 1990) and a director of a private venture capital company (since 1999).

Gregory Pek.   Mr. Pek (52) has been a director of Brek since March 1999.  Mr. Pek was a co-founder of Brek and was our president and chief executive officer from March 1999 until June 2000.  Mr. Pek was the chairman of the board of Brek from June 2000 until November 2000.  Mr. Pek was the president and co-chief executive officer of Brek from October 2000 until August 2001.  From August 2001 until October 2002, Mr. Pek was the chief executive officer of Brek.  Finally, from November 2003 until January 2005, Mr. Pek was the chief financial officer of Brek.  Since December 2002, Mr. Pek has been a director and officer of Global Financial Network Limited, a private Hong Kong company.  From 1994 to 1999, Mr. Pek was an executive officer of both David Resources Company Limited, a petroleum and wine trading company, and Kong Tai International Holdings Company Limited, a real property investment company.  From September 1998 to February 1999, Mr. Pek was a director of Singapore Hong Kong Properties Investment Limited, another real property investment company.  Mr. Pek obtained a Bachelor of Commerce from the University of British Columbia in 1978.  In 1981, Mr. Pek received his chartered accountant designation after articling with Clarkson Gordon.

Ian Robinson.   Mr. Robinson (67) has been a director of Brek since April 2001.  Since 1995, Mr. Robinson has been the owner and managing director of Robinson Management, Ltd., a business consulting firm.  In 1962, Mr. Robinson received his CPA designation from the Institute of Chartered Accountants of Australia.

Michael L. Nazmack.   Mr. Nazmack (56) has been a director of Brek since March 31, 2003.  Mr. Nazmack, a graduate of Penn State University with degrees in Mechanical and Civil and Structural Engineering, was granted his Professional Engineer’s Certificate from the states of California and Alaska in 1979.  From 1977 until 1984 he worked for Santa Fe International Corporation on a number of oil and gas related projects and was the Project Engineer for the North Slope of Alaska’s oil field development, responsible for the planning, engineering and construction of over one billion dollars worth of oil and gas pipelines.  From 1986 to 2003, Mr. Nazmack was the president of Longstown Development Corporation, a developer of 300 retirement condominium units.  From 1993 to 2002, Mr. Nazmack was also the vice-president of York Condominium Constructors, Inc., which built another 300 retirement condominium units. For both these projects, Mr. Nazmack designed the units and the site layout, did the construction surveying, personally handled the permitting, sales, and the business, legal, and engineering matters on a daily basis.  From February 1997 to May 2005, Mr. Nazmack was the Chairman of the board of York Industries, Inc.  Mr. Nazmack was responsible for executive decisions such as purchasing of new machinery and computers and deciding to build a new facility.  Once the decision was made Mr. Nazmack was responsible for the design and managed the construction of the new 60,000 square foot factory building, which York Condominium Constructors, Inc. built in 2001.

Eugene Sweeney.  Mr. Sweeney (39) has been a director of Brek since October 2004.  Mr. Sweeney has been an investment strategist for Griffin Asset Management LLC since September 2004. Mr. Sweeney was an equity and options trader from September 1999 to September 2004, working for Bushwood Trading until November 2001, then Stafford Trading until June 2002, and the TD Securities until September 2004.

Brek Energy Corporation	Form 10-KSB - 2006	Page 29

Shawne Malone.  Mr. Malone (38) has been a director of Brek since October 2004.  In the past five years, Mr. Malone was an options specialist for TD Options LLC in New York, a subsidiary of TD Bank, a large multinational bank with headquarters in Toronto, Canada, from March 1999 to June 2004.  Mr. Malone has experience trading options on a variety of assets from equities to commodities to convertible bonds.  Mr. Malone is a co-founder of, and since July 2004, has been the Co-CEO of Griffin Asset Management LLC, a money management firm headquartered in Chicago.  Mr. Malone graduated from The Pennsylvania State University in 1997 with a BS in Finance and International Business.

(b)

Identify Significant Employees

We have no employees.

(c)

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers, with the exception that Anne McFadden is the sister-in-law of Richard N. Jeffs.

(d)

Involvement in Certain Legal Proceedings

(1)

No bankruptcy petition has been filed by or against any business of which any director was a general partner or an executive officer either at the time of the bankruptcy or within the two years before that time

(2)

No director has been convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

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

(e)

Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and we are not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following.  Michael L. Nazmack filed his Form 3 and Form 4 late and filed the required disclosure in a Form 5, which was filed on time.  Richard Jeffs and Eugene Sweeney failed to file a Form 5 or to provide the Company with a written representation that a Form 5 was not required.  The other affiliates filed a Form 5 or, in lieu of filing a Form 5, provided the Company with a written representation that a Form 5 was not required.

(f)

Nomination Procedure for Directors

We do not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  We have not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g)

Audit Committee Financial Expert

We have no financial expert.  We believe that the cost related to retaining a financial expert at this time is prohibitive and that, because, of our limited operations, the services of a financial expert are not warranted.

(h)

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

Brek Energy Corporation	Form 10-KSB - 2006	Page 30

As of December 31, 2006, we did not have a written audit committee charter or similar document.

(i)

Code of Ethics

We have adopted a code of ethics that applies to all of the executive officers and employees, including our CEO and CFO.  A copy of our adopted code of ethics is attached to this annual report.  See Exhibit 14 – Code of Ethics for more information.  We have posted our code of ethics on our website at www.brekenergy.com.  We undertake to provide any person with a copy of our code of ethics free of charge.  Please contact Rene Daignault at (604) 648-0527 to request a copy of our code of ethics.  We believe that our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10.  Executive Compensation

We paid compensation to our named executive officers during the 2005 and 2006 fiscal year as set out in Table 14.

Table 14 Summary Compensation Table
Name and principal position (a)	Year (b)	All other compensation ($) (i)	Total ($) (j)
Richard N. Jeffs CEO, president Oct 2002–Nov 2002 Feb 2004–present CFO Jan 2005–present	2005 2006	265,000 [1][2] 180,000 [3]	265,000 180,000
Ian Robinson Chairman Jan 2001-present	2005 2006	nil nil	nil nil
John daCosta Treasurer Feb 2005–present	2005 2006	225,334 [4] 357,904 [5]	225,334 357,904
Gregory M. Pek CEO, president Mar 1999-Oct 2000 Aug 2001-Oct 2002 Co-CEO, president Oct 2000-Aug 2001 CFO Nov 2003-Jan 2005	2005 2006	nil nil	nil nil

[1]  Richard N. Jeffs was paid 333,334 units valued at $100,000 for finder’s fee.  The fair market value of Brek’s shares of common stock at the time of the issuances of these shares ranged from $0.34 per share to $0.44 per share.  See “Item 5.(d) Recent Sale of Unregistered Securities” above for more details.

[2]   A company controlled by Richard N. Jeffs was paid $77,000 for rent and $88,000 in administrative fees in 2005.

[3]   A company controlled by Richard N. Jeffs was paid $14,000 for rent and $166,000 in administrative fees in 2006.

[4]   A company controlled by John daCosta was paid $225,334 in administrative fees in 2005.

[5]   A company controlled by John daCosta was paid $357,904 in administrative fees in 2006.

Grant of Stock Options

We did not grant any stock options or stock appreciation rights during the last completed fiscal year.

Brek Energy Corporation	Form 10-KSB - 2006	Page 31

Existing Stock Options

No stock options or stock appreciation rights were exercised during the last completed fiscal year.  Stock options in the hands of named executive officers and senior management as of December 31, 2006, are set out in Table 15.

Table 15 Stock Options
Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options/SARs at FY-end (#)		Value of unexercised in-the-money options/SARs at FY-end ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Gregory M. Pek	0	Nil	25,000	0	0	0
Ian Robinson	0	Nil	25,000	0	0	0

Long Term Incentive Plan Awards

We did not award any long term incentive plans during the last completed fiscal year.

Director Compensation

We have no written arrangements with any of our directors or between any of our subsidiaries and any of their directors whereby the directors are compensated for any services provided as directors.  From time to time, we may grant certain directors, who are not employees, options to purchase our shares of common stock.

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

Item 11.  Security Ownership of Certain Beneficial Holders and Management.

(a)

Security Ownership of Certain Beneficial Owners (more than 5%)

Table 16 summarizes the beneficial ownership of shareholders with more than five percent of the Company’s common stock.

Table 16 Security Ownership
(1) Title of class	(2) Name and address of beneficial owner	(3) Number and nature of beneficial ownership	(4) Percent of class [1]
shares of common stock	Richard N. Jeffs Flat 1, 49 Pont Street London, UK, SW1X 0BD	13,971,358 [2]	17.47%

[1] Based on 79,973,062 shares of common stock issued and outstanding as of April 10, 2007, unless indicated otherwise.

[2] Includes 1,267,389 shares of common stock that are beneficially owned indirectly through West Coast Management Corp., a company 100% owned or controlled by Mr. Jeffs, and 26, 000 shares of common stock that are beneficially owned indirectly by 435013 B.C. Ltd., a company 100% owned or controlled by Mr. Jeffs. .

Brek Energy Corporation	Form 10-KSB - 2006	Page 32

(b)

Security Ownership of Management

Table 17 Management’s Security Ownership
(1) Title of class	(2) Name and address of beneficial owner	(3) Number and nature of beneficial ownership	(4) Percent of class [1]
shares of common stock	Richard N. Jeffs Flat 1, 49 Pont Street London, SW1X 0BD	13,971,358 [2]	17.47%
shares of common stock	Gregory M. Pek 902 Henley Building 5 Queens Road Central, Hong Kong	1,562,204 [3]	1.95% [4]
shares of common stock	Ian Robinson 902 Henley Boulevard 5 Queen Road Central, Hong Kong	879,882 [5] [6]	1.10% [7]
shares of common stock	Michael L. Nazmack 3280 Forrest Lane York, Pennsylvania, 17402	824,980 [8]	1.03%
shares of common stock	Eugene Sweeney 345 N. Lasalle Chicago, Illinois, 60610	2,000,814 [9]	2.50%
shares of common stock	Shawne Malone 151 W. Burton Place Coach House #2 Chicago, Illinois, 60610	456,960 [10]	0.57%
shares of common stock	Directors and executive officers (as a group)	19,696,198 [11]	24.6% [12]

[1] Based on 79,973,062 shares of common stock issued and outstanding as of April 10, 2007, unless indicated otherwise.

[2] Includes 1,241,389 shares of common stock that are beneficially owned indirectly through Wet Coast Management Corp., a company owned or controlled by Mr. Jeffs, and 26,000 shares of common stock that are beneficially owned indirectly by 435013 B.C. Ltd., a company owned or controlled by Mr. Jeffs.

[3] Includes 25,000 stock options that can be exercised into one share of common stock per stock option.

[4] Based on 79,998,062 shares of common stock on the assumption that all stock options in footnote #3 above are exercised.

[5] Includes 185,882 shares of common stock that are beneficially owned indirectly through Robinson Management, Ltd. and Patarin Ltd., companies owned or controlled by Mr. Robinson.

[6] Includes 25,000 stock options that can be exercised into one share of common stock per stock option.

[7] Based on 79,998,062 shares of common stock on the assumption that all stock options in footnote #6 above are exercised.

[8] Includes 9,000 shares of common stock that Mr. Nazmack holds as a custodian for his children.

[9] Includes 585,365 shares of common stock that are beneficially owned indirectly through First Griffin Group, LLC and Griffin Asset Management, LLC over which Mr. Sweeney exercises direct control.

[10] Includes 267,368 shares of common stock that are beneficially owned indirectly through First Griffin Group, LLC and Griffin Asset Management, LLC over which Mr. Malone exercises direct control.

[11] Includes 50,000 stock options that can be exercised into one share of common stock per stock option.

[12] Based on 80,023,062 shares of common stock on the assumption that all stock options listed above in footnote 11 are exercised.

Richard N. Jeffs, the CEO and president of Brek, beneficially owns 1,877,000 common shares of Vallenar Energy Corp., a majority-owned subsidiary of Brek.  See “Item 1- Description of Business” and “Item 2 – Description of Property” above for more details on the subsidiary.  Mr. Jeffs’ beneficial interest in Vallenar Energy Corp. represents a 17.06% voting interest.  Mr. Jeffs also is entitled to a royalty on Vallenar’s production equal to 3.166665% of all oil, gas and other minerals produced and saved for our benefit from all the leases except for one lease covering approximately 7,749 acres, in which case the royalty is equal to 1.5% of all oil, gas and other minerals produced and saved for our benefit from below 1,500 feet.

Brek Energy Corporation	Form 10-KSB - 2006	Page 33

(c)

Changes in Control

We are not aware of any arrangement that could result in a change in control of the Company, except the proposed merger with Gasco Energy, Inc.

Merger with Gasco

On September 20, 2006, we, Gasco Energy, Inc., and Gasco Acquisition, Inc., a Nevada corporation and a direct, wholly owned subsidiary of Gasco, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Gasco will acquire all of the outstanding shares of Brek in a stock transaction.  Subject to the terms and conditions of the Merger Agreement, we will merge with Gasco Acquisition and continue as the surviving corporation of the Merger and as a wholly owned subsidiary of Gasco.  Gasco has agreed to issue an aggregate of 11 million shares of its common stock in exchange for all our outstanding shares of common stock as of the closing of the Merger, calculated on a fully diluted basis.

Consummation of the transactions contemplated by the Merger Agreement is subject to customary conditions, including, among others, the approval of the shareholders of our common stock.  The Merger Agreement contains certain termination rights for both Gasco and us, and provides that, if the Merger Agreement is terminated under specified circumstances, we could be required to pay Gasco a termination fee of $1.0 million plus expenses of Gasco not to exceed $1.0 million.  In addition, our President and CEO, who owns approximately 18% of our outstanding common stock, has agreed to deposit 550,000 shares of Gasco’s common stock acquired in the transaction in escrow to satisfy any claims with respect to breaches of our representations and warranties.

Simultaneously with the execution of the Merger Agreement, Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawne Malone as shareholders entered into a voting agreement with Gasco dated September 20, 2006, pursuant to which each of them has agreed, among other things, to vote their shares of common stock for the approval and adoption of the Merger Agreement and the transactions contemplated by the Merger Agreement.

Item 12.  Certain Relationships, Related Transactions, and Director Independence.

(a)

Transactions with Related Persons

Since January 1, 2005, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which we were or are to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Brek’s total assets at year-end for the last three completed fiscal years, except for the following:

(a)

We paid Richard Jeffs, our president, $166,000 in administrative fees in 2006, $88,000 in 2005, and have paid him at the rate of $15,000 per month in 2007; and we paid him $100,000 in finder’s fees in 2005 by issuing 333,334 units.

(b)

We paid Perfume Limited, a company controlled by Richard Jeffs, our president, $14,000 in rent in 2006 and $77,000 in 2005.

(c)

We paid Susan Jeffs, Richard Jeffs’ wife, $60,000 in consulting fees in 2006 and $55,000 in 2005 and have paid her at the rate of $5,000 per month in 2007.

(d)

We paid DaCosta Management Corp. a company controlled by John da Costa, one of our executive officers, $357,904 in administrative fees in 2006, $225,334 in 2005, and have paid him at the rate of $29,000 per month in 2007.

(e)

We settled debts totaling $145,256 by issuing shares of our common stock at $0.50 per share to three directors: 246,926 shares to Gregory Pek for $123,463 of debt, 24,000 shares to Ian Robinson for $12,000 of debt, 14,586 shares to Robinson Management, Ltd., a company controlled by Mr. Robinson, for $7,293 of debt, and 5,000 shares to Michael Nazmack for $2,500 of debt.

(b)

Promoters and control persons

During the past five fiscal years, Richard N. Jeffs and Gregory Pek have been promoters of our present business.  None of these promoters have received anything of value from us or our subsidiaries nor is any person entitled to receive anything of value from us or our subsidiaries for services provided as a promoter of us or our subsidiaries.

Brek Energy Corporation	Form 10-KSB - 2006	Page 34

(c)

Director independence

Our shares of common stock are not listed on a national securities exchange or in an inter-dealer quotation system that has requirements that directors be independent.  As a result, our board of directors has adopted, pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, the independence standards of the NASDAQ, as set forth in Rule 4200(a)(15) of the NASDAQ Manual, to determine the independence of our directors and those directors serving on our committees, if any.  These standards provide that a person will be considered an independent director if he or she is not an officer of us or our subsidiaries and, in the view of our board of directors, is free of any relationship that would interfere with the exercise of independent judgment.  In summary, an “independent director” means a person other than an officer or employee of us or our subsidiaries or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from is in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of our stock will not preclude a director from being independent.

Our board of directors has determined that all of our directors meet these standards, and therefore, would be considered to be independent, with the exception of Richard N. Jeffs, who is our President and CEO.

As of the date of the report, we did not maintain a separately designated nominating committee.  We have also adopted this definition for the independence of the members of our audit committee and our compensation committee.  Gregory Pek, Ian Robinson, and Eugene Sweeney serve on our audit committee and Mr. Robinson, Mr. Sweeney and Michael L. Nazmack serve on our compensation committee .  Our board of directors has determined that each of the members of the audit committee and the compensation committee are “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and are therefore “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 13.  Exhibits.

(a)

Index to and Description of Exhibits.

Exhibit	Description	Status
2.1

Agreement and Plan of Merger, dated as of September 20, 2006, by and among Gasco Energy, Inc., Gasco Acquisition, Inc. and Brek Energy Corporation, filed as an Exhibit to Brek’s Form 8-K (Current Report) filed on September 21, 2006, and incorporated herein by reference.

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
4.3

Voting Agreement, dated September 20, 2006, by and among Gasco Energy, Inc., Richard N. Jeffs, Gregory Pek, Ian Robinson, Michael L. Nazmack, Eugene Sweeney and Shawne Malone, filed as an Exhibit to Brek’s Form 8-K (Current Report) filed on September 21, 2006, and incorporated herein by reference.

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

Filed

Brek Energy Corporation	Form 10-KSB - 2006	Page 35

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

Filed
10.8

First Amendment To Agreement and Plan of Merger, dated as of January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation, filed as an Exhibit to Brek’s Form 8-K (Current Report) filed on February 1, 2007, and incorporated herein by reference.

Filed
10.9	Letter Agreement dated April 3, 2006, between Chesapeake Exploration Limited Partnership and Nathan Oil Partners LP filed as an exhibit to Brek’s Form 8K filed on May 30, 2006	Filed
10.10

Settlement Agreement and Mutual Release dated March 29, 2007 among Brek Energy Corporation, Feds Acquisition Corporation, First Curacao Banking Corporation N.V., and First Curacal International Bank N.V.

Included
14	Code of Ethics, filed as an Exhibit to Brek’s Form 10-KSB (2004 - Annual Report) filed on November 21, 2005, and incorporated herein by reference.	Filed
21	List of Subsidiaries.	Included
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Documents incorporated by reference:  Exhibit 2.1 (Agreement and Plan of Merger) filed on September 21, 2006 as an Exhibit to Brek’s Form 8-K (Current Report); Exhibit 4.1 (Rights Agreement) filed on March 6, 2002 as an Exhibit to Brek’s Form 8-K (Current Report); Exhibit 4.3 (Voting Agreement) filed on September 21, 2006 as an Exhibit to Brek’s Form 8-K (Current Report); Exhibit 10.3 (Purchase Agreement) filed on July 31, 2002 as an Exhibit to Brek’s Form 8-K (Current Report); Exhibit 10.7 (Natural Gas Purchase Agreement) filed on November 21, 2005 as an Exhibit to Brek’s Form 10-KSB (2004 Annual Report); Exhibit 10.8 (First Amendment To Agreement and Plan of Merger) filed on February 1, 2007 as an Exhibit to Brek’s Form 8-K (Current Report); and Exhibit 14 (Code of Ethics) filed on November 21, 2005 as an Exhibit to Brek’s Form 10-KSB (2004 Annual Report).

Brek Energy Corporation	Form 10-KSB - 2006	Page 36

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

2006 - $94,327 – Mendoza Berger & Company, L.L.P

2005 - $21,525 – Mendoza Berger & Company, L.L.P

2006 - $1,249 – Hall & Company, Certified Public Accountants Inc.

2005 - $11,168– Hall & Company, Certified Public Accountants Inc.

2006 - $0 – Dale Matheson Carr-Hilton Labonte, Chartered Accountants
2005 - $8,025 – Dale Matheson Carr-Hilton Labonte, Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Brek’s financial statements and are not reported in the preceding paragraph were:

2006 - $0 – Mendoza Berger & Company, L.L.P

2005 - $0 – Mendoza Berger & Company, L.L.P

2006 - $0– Hall & Company, Certified Public Accountants Inc.

2005 - $0 – Hall & Company, Certified Public Accountants Inc.

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2006 - $15,395 – Mendoza Berger & Company, L.L.P

2005 - $5,000 – Mendoza Berger & Company, L.L.P

2006 - $19,573 – Hall & Company, Certified Public Accountants Inc.

2005 - $0, – Hall & Company, Certified Public Accountants Inc.

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) above were:

2006 - $6,038 – Mendoza Berger & Company, L.L.P

2005 - $0 – Mendoza Berger & Company, L.L.P

2006 - $0– Hall & Company, Certified Public Accountants Inc.

2005 - $0 – Hall & Company, Certified Public Accountants Inc.

2006 - $0 – Deloitte Touche Tohmatsu, Chartered Accountants
2005 - $0 – Deloitte Touche Tohmatsu, Chartered Accountants

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

Brek Energy Corporation	Form 10-KSB - 2006	Page 37

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Brek has caused this report to be signed on its behalf by the undersigned duly authorized person.

BREK ENERGY CORPORATION

/s/ Richard N. Jeffs

By:

Name:

Richard N. Jeffs

Title:

Director and CEO

Dated:

April  12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Brek and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Richard N. Jeffs	President, CEO, Principal Executive Officer, CFO, Principal Financial Officer and a member of the Board of Directors	12 April 2007
/s/ Gregory M. Pek	Member of the Board of Directors	11 April 2007
/s/ Ian Robinson	Member of the Board of Directors	11 April 2007
/s/ Michael L. Nazmack	Member of the Board of Directors	10 April 2007
/s/ Eugene Sweeney	Member of the Board of Directors	10 April 2007
/s/ Shawne Malone	Member of the Board of Directors	12 April 2007

Brek Energy Corporation	Form 10-KSB - 2006	Page 38

_________________________________________

Exhibit 31

___________________________________________

Brek Energy Corporation	Form 10-KSB - 2006	Page 39

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

Date:  April 12, 2007

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Executive Officer

Brek Energy Corporation	Form 10-KSB - 2006	Page 40

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

Date:  April 12, 2007

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer

Brek Energy Corporation	Form 10-KSB - 2006	Page 41

_________________________________________

Exhibit 32

_________________________________________

Brek Energy Corporation	Form 10-KSB - 2006	Page 42

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Brek Energy Corporation (the “Company”) on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, President and Chief Executive Officer of Brek and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Executive Officer
April  12, 2007

Brek Energy Corporation	Form 10-KSB - 2006	Page 43

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Brek Energy Corporation (the “Company”) on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Richard N. Jeffs, Chief Financial Officer of Brek and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Richard N. Jeffs
Richard N. Jeffs
Chief Financial Officer
April  12, 2007

Brek Energy Corporation	Form 10-KSB - 2006	Page 44

_________________________________________

Exhibit 10.10

Settlement Agreement

_________________________________________

Brek Energy Corporation	Form 10-KSB - 2006	Page 45

SETTLEMENT AGREEMENT AND MUTUAL RELEASE

THIS SETTLEMENT AGREEMENT AND MUTUAL RELEASE (this “Agreement”) is entered into by and among Brek Energy Corporation (formerly First Ecom.com, Inc.), a Nevada corporation (“Brek”), Feds Acquisition Corporation, a Nevada corporation (“FEDS Acquisition"), First Curacao Banking Corporation N.V. (formerly Transworld Payment Solutions N.V.), a Netherlands Antilles company ("FCBC”) and First Curacao International Bank N.V., a Netherlands Antilles company (“FCIB”) (Brek, FEDS Acquisition, FCIB and FCBC being herein sometimes referred to as the “Parties”).

WHEREAS, Brek, FEDS Acquisition, First Ecommerce Asia Limited, a Hong Kong corporation ("First Asia”), First Ecom Systems Limited (formerly First Ecom Data Services Asia Limited), a Hong Kong corporation (“FESL”) and FCIB entered into that certain Share Purchase Agreement dated effective as of  19 October 2001 (the "FEDS Purchase Agreement"), which among other things provided for the acquisition by FCIB of all of the issued and outstanding shares of Transworld Payment Solutions Limited (formerly First ECommerce Data Services Limited), a Bermuda company,  from Brek, FEDS Acquisition, FESL and First Asia, and

WHEREAS, FCIB assigned its rights under the FEDS Purchase Agreement to FCBC effective as of 19 October 2001 but remained responsible for FCBC's performance of its obligations as “Purchaser” under the FEDS Purchase Agreement as per the terms of Section 10.7 of the FEDS Purchase Agreement and that certain letter to Brek from FCIB dated 19 October 2001 and issued in connection therewith, and pursuant to said assignment, Brek, FEDS Acquisition, FESL and First Asia consummated the closing of the transactions contemplated by the FEDS Purchase Agreement with FCBC as “Purchaser” thereunder, including without limitation the execution and delivery by the named parties thereto of the following additional agreements and instruments (the “Original Agreements”):

(i)

Software License Agreement for Merchant Accounting and Reporting System entered into effect as of Octoboer 19, 2001 by and among Brek and FESL (as “Licensor”) and FCBC (as “Licensee”) (the “MARS License”),

(ii)

Software License Agreement for Payment Gateway entered into effective as of October 19, 2001 by and among Brek and FFSL (as "Licensor") and FCBC (as”Licensee”) (the “Payment Gateway License"),

(iii)

Software Development License Agreement entered into effective as of October 19, 2001 by and among Brek and FESL (as “Licensor”) and FCBC (as “Licensee”) (the “Development License”),

(iv)

End User Support Agreement entered into effective as of October 19, 2001 by and among Brek and FESL (as “Licensor”) and FCBC (as “Licensee”) (the “Support Agreement”), and

WHEREAS, there have arisen among the Parties, Stunning Technology Limited, a British Virgin Islands corporation, FESL and First Asia certain disputes out of or in connection with the aforesaid agreements and undertakings, resulting in certain litigation styled Transworld Payment Solutions N.V. et al v. Brek Energy Corporation et al currently pending in the Supreme Court of Bermuda, Civil Jurisdiction, 2003: No. 83 (the

Brek Energy Corporation	Form 10-KSB - 2006	Page 46

“Proceeding”), and the Parties have now agreed to resolve their disputes on the terms and conditions set forth herein;

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which the Parties hereby acknowledge, and in consideration of the following mutual covenants and agreements, the Parties hereby agree as follows:

1.

Certain Definitions. As used in this Agreement, the following terms shall have the meanings specified below:

“Affiliate” of a person or entity means any other person or entity controlled by, controlling, or under common control with said person or entity, and “control” for this purpose is understood to include the ownership or voting control of more than 50% of the outstanding securities of any such person carrying the power to vote with respect to the direction or management of the person or entity.

“Documentation” means all technical documents in any stage of development, pertaining to the Software, including without limitation all specifications, instructions, technical descriptions, programmers’ and users’ manuals, flow charts, pseudo-code, state diagrams, interim versions or parts thereof, comments to source code, initial product blueprint and other tangible notes or records pertaining to the development of the Software.

“Media” means the original physical materials (if any) furnished to FCBC, FCIB and/or any of their respective Affiliates containing the Software and/or Documentation.

“Product” means collectively the Media, Software, and Documentation.

“Software” means all source code (i.e., human readable), object code (i.e., machine readable) or other compiled or executable code, programs, sub-programs, subroutines, macros, applications, libraries, files and other data expressing, embodying, used by or otherwise comprising all or any portion of:

(i)

the financial transaction management and reporting computer software product known as “Merchant Accounting and Reporting System” or “MARS”, which was the subject of the MARS License (herein, the “MARS” product),

(ii)

the electronic internet payment gateway computer software product known as "Payment Gateway” that translates various types of financial transaction data, including but not limited to transaction data originating from credit, debit and check payment methods, into a format that can be read by other proprietary processing systems, which was the subject of the Payment Gateway License (herein, the “Payment Gateway” product),

(iii)

any "Visa 3D Secure Protocol”-compatible, java-enabled version of the MARS and Payment Gateway products intended to conform to the specifications and requirements of Visa’s 3D Secure Protocol for the new password-enabled Visa Payer Authentication System, including without limitation both the enhanced MARS and Payment Gateway platform sometimes referred to as the “E-Acquirer Platform'” and the related so-called “Visa 3D Secure Plug-In” module, and

Brek Energy Corporation	Form 10-KSB - 2006	Page 47

(iv)

any and all updates, revisions, enhancements, modifications, and other derivative works of the foregoing products heretofore created or developed by or on behalf of Brek, Feds Acquisition or any of their respective Affiliates., including without limitation any subsequent, partial, incomplete, preliminary, experimental, “alpha” or "beta" version thereof in any stage of development as it exists on the date hereof, including without limitation the original computer files (including all computer programs and data stored in such files), and all whole or partial copies thereof and modified copies and portions merged into other programs.

2.

Rescission of Certain Existing Agreements Effective upon consummation of all the acts and deeds required at or promptly following Closing as provided in Section 4 below, but subject to the provisions of Section 5 below, Brek and Feds Acquisition, on the one hand, and FCBC and FCIB, on the other hereby agree that, as between themselves, the FEDS Acquisition Agreement and each of the Original Agreements, namely, the MARS License, the Payment Gateway License, the Development Agreement and the Support Agreement, be and hereby am rescinded and declared null and void ab initio in their entirety, and each of said Parties be and hereby are released and discharged from any and all obligations to one another thereunder arising, whether before or after the date of this Agreement; provided, that the foregoing shall not act to “unwind" any action or transaction already consummated pursuant to any such agreement.

3.

Mutual Release and Indemnity.

3.1

Release by Rick and Feds Acquisition. Effective upon consummation of all the acts and deeds required at-or promptly following Closing as provided in Section 4 below, each of Brek and Feds Acquisition, on its own behalf and on behalf of each and all of its Affiliates, subsidiaries, and any other person or entity who nay be entitled to make a claim for, in lieu of, through or on its behalf, hereby fully, finally, irrevocably and completely releases and forever discharges and covenants not to sue FCBC and FCIB and each of their respective Affiliates, subsidiaries, parent companies, shareholders, officers, directors, employees, agents, attorneys, representatives, predecessors, successors and assigns. from and with respect to any and all claims, demands, causes of action, suits, contracts, agreements, warranties, covenants, debts, dues, damages, demands and rights, in law or in equity, which Brek and/or Feds Acquisition directly or indirectly ever had, or now has, from the beginning of time and through the consummation of Closing by reason of any facts, whether known or unknown, arising out of or connected in any way, whether directly or indirectly, with

(i)

the FEDS Purchase Agreement, the MARS License Agreement, the Payment Gateway License Agreement, the Development Agreement, the Support Agreement or any instrument delivered or obligation undertaken pursuant to or in connection with said documents and agreements, or any facts or circumstances connected with the entry into or the performance or non-performance of those agreements by the parties thereto, or

(ii)

any use, possession or other dealings with or disposition of the Product by FCBC or FCIB and/or any of its or their respective Affiliates at any time prior to consummation of the Closing hereunder.

Brek Energy Corporation	Form 10-KSB - 2006	Page 48

3.2

Release by FCBC and FCIB. Effective upon consummation of all the acts and deeds required at or promptly following Closing as provided in Section 4 below, but subject to the provisions of section 5 below, each of FCBC and FCIB, on its own behalf and on behalf of each and all of its Affiliates, subsidiaries, and any other person or entity who may be entitled to make a claim for, in lieu of, through or on its behalf, hereby fully, finally, irrevocably and completely releases and forever discharges and covenants not to sue Brek and Feds Acquisition and each of their respective Affiliates, subsidiaries, parent companies, shareholders, officers, directors, employees, agents, attorneys, representatives, predecessors, successors and assigns, from and with respect to any and all claims, demands, causes of action, suits, contracts, agreements, warranties, covenants, debts, dues, damages, demands and rights, in law or in equity, which FCBC and/or FCIB directly or indirectly ever had, or now lies, from the beginning of time and through the consummation of Closing, by reason of any facts, whether known or unknown, arising out of or connected in any way, whether directly or indirectly, with

(i)

the FEDS Purchase Agreement, the MARS License Agreement, the Payment Gateway License Agreement, the Development Agreement, the Support Agreement or any instrument delivered or obligation undertaken pursuant to or in connection with said documents and agreements, or any facts or circumstances connected with the entry into or the performance or non-performance of those agreements by the parties thereto, or

(ii)

any use, possession or other dealings with or disposition of the Product by FCBC or FCIB and/or any of its or their respective Affiliates at any time prior to consummation of the Closing hereunder.

4.

Closing.

4.1

Closing. The closing of the transactions contemplated under this Agreement (the “Closing”) shall take place on the date hereof, at the offices of Wakefield Quin at Chancery Hall, 52 Reid Street. Hamilton (the “Closing Date").

4.2

Preparation and fling of Consent Order. At or promptly following the Closing (and in any event within no more than three business days thereafter), Brek, Feds Acquisition, FCBC and FCIB shall instruct their respective legal counsel to take the steps necessary or appropriate to cause to be entered a Consent Order in the form of Exhibit “A” attached hereto and made a part hereof for all purposes by the Bermuda Court having jurisdiction over the Proceeding, for the purpose of dismissing all mutual claims against one another previously asserted by the Parties in said Proceeding.

5.

No Release of Claims against First Asia. Anything to the contrary contained in this Agreement or any document or instrument delivered in connection herewith notwithstanding, FCBC and FCIB do not release, discharge or covenant not to sue, and they hereby expressly reserve all claims, demands, causes of action, suits, contracts, agreements, warranties, covenants, debts, dues, damages, demands and rights, in law or in equity, they may currently have or hereafter acquire against, First Asia in respect of the subject matter of this Agreement or the Proceeding.

6.

Miscellaneous. This Agreement, together with each other agreement and each schedule and exhibit referenced herein, represents the entire agreement among the Parties with respect to the subject matter hereof and supersedes any earlier written or oral agreements that any of the Parties might have with another of the Parties concerning the subject matter hereof. No amendment to this Agreement is effective unless it is written and signed by all Parties.

Brek Energy Corporation	Form 10-KSB - 2006	Page 49

This Agreement shall inure to the benefit of each Party, its successors and assigns. Each Party will bear its own costs incurred in connection with the negotiation, execution, delivery and performance of this Agreement. This Agreement shall be governed by and construed in accordance with the laws of Bermuda. This Agreement may be executed in multiple counterparts, each of which when so executed shall be deemed to be an original copy, and all of which together shall constitute one agreement binding on all Parties hereto, notwithstanding that all Parties shall not have signed the same counterpart.

IN WITNESS WHEREOF, the Parties have set their hands hereto, effective as of the date on which all five Parties have signed this Agreement as evidenced under their signatures in the spaces provided below.

First Curacao Banking Corporation N.V.		First Curacao International Bank N.V.

By:	/s/ signed	By:	/s/ signed
Name:	M. Neuman-Rovira	Name:	M. Neuman-Rovira
Title:	Proxy Holder	Title:	Proxy Holder
Date	March 20, 2007	Date	March 20, 2007

By:	/s/ signed	By:	/s/ signed
Name:	Nasr (Victor) Farag	Name:	Nasr (Victor) Farag
Title:	Proxy Holder	Title:	Proxy Holder
Date	March 20, 2007	Date	March 20, 2007

Brek Energy Corporation	Feds Acquisition Corporation

By:	By:
Name:	Name:
Title:	Title:
Date	Date

Brek Energy Corporation	Form 10-KSB - 2006	Page 50

with respect to the subject matter hereof and supersedes any earlier written or oral agreements  that any of the Parties might have with another of the Parties concerning the subject matter  hereof.  No amendment to this Agreement is effective unless it is written and signed by all Parties.  This Agreement shall inure to the benefit of each Party, its successors and assigns.  Each Party will bear its own costs incurred in connection with the negotiation, execution, delivery and performance of this Agreement.  This Agreement shall be governed by and construed in accordance with the laws of Bermuda.  This Agreement may be executed in multiple counterparts, each of which when so executed shall be deemed to be an original copy, and all of which together shall constitute one agreement binding on all Parties hereto, notwithstanding that all Parties shall not have signed the same counterpart.

IN WITNESS WHERE OF, the Parties have set their hands hereto, effective as of the date on which all five Parties have signed this Agreement as evidenced under their signatures in the spaces provided below.

First Curacao Banking Corporation N.V.	First Curacao International Bank N.V.

By:		By:
Name:		Name:
Title:		Title:
Date:		Date:

Brek Energy Corporation		Feds Acquisition Corporation

By:	/s/ signed	By:	/s/ signed
Name:	R.N. Jeffs	Name:	R.N. Jeffs
Title:	President	Title:	President
Date:	29 March 2007	Date:	29 March 2007

Brek Energy Corporation	Form 10-KSB - 2006	Page 51

EXHIBIT A

PROPOSED FORM OF CONSENT ORDER

Brek Energy Corporation	Form 10-KSB - 2006	Page 52

IN THE SUPREME COURT OF BERMUDA

CIVIL JURISDICTION

2003   No.83

BETWEEN:

TRANSWORLD PAYMENT SOLUTIONS N.V.

- and –

FIRSTCURACAO INTERNATIONAL BANK N.V.

Plaintiffs

- and -

BREK ENERGY CORPORATION

- and -

FEDS ACQUISITION CORPORATION

- and -

FIRST ECOM SYSTEMS LIMITED

- and -

FIRST ECOMMERCE ASIA LIMITED

-and-

STUNNING TECHNOLOGY LIMITED

Defendants

CONSENT ORDER

UPON HEARING Counsel for the Plaintiffs and for the Defendants Brek Energy Corporation and Feds Acquisition Corporation;

AND UPON it appearing that the Plaintiffs and the Defendants Brek Energy Corporation and Feds Acquisition Corporation have settled their disputes in this action;

Brek Energy Corporation	Form 10-KSB - 2006	Page 53

IT IS HEREBY ORDERED BY CONSENT that the Plaintiffs’ action against the Defendants Brek Energy Corporation and Feds Acquisition Corporation and the counterclaims of Brek Energy Corporation and Feds Acquisition Corporation against the Plaintiffs be and are hereby dismissed with no order as to costs.

DATED this     day of         2007

CHIEF JUSTICE/PUISNE JUDGE

We, Wakefield Quin, attorneys for the Plaintiffs herein, hereby consent to an Order in the above terms.

WAKEFIELD QUIN

We, Williams Barristers & Attorneys, attorneys for Brek Energy Corporation and Feds Acquisition Corporation herein, hereby consent to an Order in the above terms

WILLIAMS BARRISTERS & ATTORNEYS

Brek Energy Corporation	Form 10-KSB - 2006	Page 54

IN THE SUPREME COURT OF BERMUDA CIVIL JURISIDCTION 2003 : No.83
BETWEEN:

TRANSWORLD PAYMENT SOLUTIONS N.V. - and - FIRST CURACAO INTERNATIONAL BANK N.V.
Plaintiffs
- and -
BREK ENERGY CORPORATION - and - FEDS ACQUISITION CORPORATION - and - FIRST ECOM SYSTEMS LIMITED - and - FIRST ECOMMERCE ASIA LIMITED - and - STUNNING TECHNOLOGY LIMITED
Defendants

CONSENT ORDER

Wakefield Quinn Chancery Hall 52 Reid Street Hamilton HM 12 Attorneys for the Plaintiffs JP/pi/3572-001

Brek Energy Corporation	Form 10-KSB - 2006	Page 55

_________________________________________

Exhibit 21

List of Subsidiaries

_________________________________________

Brek Energy Corporation	Form 10-KSB - 2006	Page 56

Exhibit 21

LIST OF SUBSIDIARIES

Name of Subsidiary	Jurisdiction of Incorporation	Business Names
Brek Petroleum Inc.	Nevada	n/a
Brek Petroleum (California) Inc.	California	n/a
Rock City Energy Corp.	Nevada	n/a
Vallenar Energy Corp.	Nevada	Nathan Oil Partners LP

Brek Energy Corporation	Form 10-KSB - 2006	Page 57