Form 10QSB
period 2007-03-31
BREK ENERGY CORP
filed 2007-05-15
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ]Yes [   ]No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ]Yes [ X ]No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class Shares of common stock - $0.001 par value	Outstanding at May 12, 2007 79,973,062

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BREK ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets
Cash	$1,245,268	$1,415,996
Accounts receivable	23,883	82,014

Total current assets	1,269,151	1,498,010

Oil and gas properties (full cost method)
Proved properties	22,640,291	22,658,882
Unproved properties	7,918	7,918

Total	22,648,209	22,666,800
Less accumulated depletion and impairment	(21,256,232)	(21,241,828)

	1,391,977	1,424,972

Total assets	$2,661,128	$2,922,982

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$151,845	$256,940
Accrued liabilities	90,339	106,268
Accrued wages payable	97,774	98,146
Due to related parties (Note 4)	37,054	12,258

Total current liabilities	377,012	473,612

Noncurrent liabilities
Asset retirement obligation	23,828	23,304

Total liabilities	400,840	496,916

Commitments and contingencies (Note 6)

Minority interest	39,918	39,954

Stockholders' equity (Note 5)
Common stock, $0.001 par value, 300,000,000 authorized; 79,973,062
issued and outstanding at March 31, 2007 and December 31, 2006	79,973	79,973
Additional paid-in-capital	69,385,165	69,360,165
Common stock purchase warrants	-	25,000
Accumulated deficit	(67,244,768)	(67,079,026)

Total stockholders' equity	2,220,370	2,386,112

Total liabilities and stockholders' equity	$2,661,128	$2,922,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months ended March 31,
	2007	2006

Revenue	$76,920	$150,763

Operating expenses (income)
General and administrative	240,529	234,418
Lease operating	51,184	-
Gathering operations	22,070	19,623
Depletion and accretion	14,928	16,646
Gain on extinguishment of accounts payable (Note 6)	(74,238)	-

Total operating expenses	254,473	270,687

Net loss from continuing operations before interest income,
franchise taxes, discontinued operations and minority interest	(177,553)	(119,924)

Interest income	11,775	-

Net loss from continuing operations before franchise taxes,	(165,778)	(119,924)
discontinued operations and minority interest

Franchise tax	-	(2,208)

Net loss from continuing operations before discontinued
operations and minority interest	(165,778)	(122,132)

Loss from discontinued operations	-	(7,049)

Net loss before minority interest	(165,778)	(129,181)

Minority interest	36	4,783

Net loss	$(165,742)	$(124,398)

Net loss per share - basic and diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)

Net loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding -
Basic and diluted	79,973,062	60,443,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
AND THE NINE MONTH PERIOD ENDED DECEMBER 31, 2006
(UNAUDITED)

	Common Stock Issued		Additional	Common Stock
	Number of		Paid in	Purchase	Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, January 1, 2006	59,498,090	$59,498	$65,364,249	$977,973	$(61,592,913)	$4,808,807

Units issued for cash	800,000	800	299,200	100,000	-	400,000
Warrants exercised for debt	800,000	800	199,200	-	-	200,000
Common stock purchase warrants, exercised	-	-	30,000	(30,000)	-	-
Net loss for the three month period ended
March 31, 2006	-	-	-	-	(124,398)	(124,398)

Balance March 31, 2006	61,098,090	61,098	65,892,649	1,047,973	(61,717,311)	5,284,409

Common stock issued for debt	300,922	301	144,955	-	-	145,256
Warrants exercised for cash	16,804,236	16,804	2,143,451	-	-	2,160,255
Warrants exercised for debt	1,769,814	1,770	156,137	-	-	157,907
Common stock purchase warrants, exercised	-	-	1,022,973	(1,022,973)	-	-
Net loss for the nine month period ended
December 31, 2006	-	-	-	-	(5,361,715)	(5,361,715)

Balance, December 31, 2006	79,973,062	79,973	69,360,165	25,000	(67,079,026)	2,386,112

Warrants expired	-	-	25,000	(25,000)	-	-
Net loss for the three month period ended
March 31, 2007	-	-	-	-	(165,742)	(165,742)

Balance March 31, 2007	79,973,062	$79,973	$69,385,165	$-	$(67,244,768)	$2,220,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:

Net loss	$(165,742)	$(124,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	14,404	16,646
Accretion of asset retirement obligation	524	-
Minority interest	(36)	(4,783)
Gain on extinguishment of accounts payable	(74,238)	-
Changes in operating assets and liabilities:
Accounts receivable	58,131	120,110
Prepaid expenses	-	2,677
Accounts payable	(30,857)	(16,317)
Accrued liabilities	(15,929)	(81,036)
Accrued wages payable	(372)	-
Due to related parties	24,796	(245,431)

Net cash used in operating activities	(189,319)	(332,532)

Cash flows from investment activities:

Proceeds from sale of oil and gas acreage	21,000	-
Cash spent on oil and gas properties	(2,409)	(53,160)

Net cash provided by (used in) investment activities	18,591	(53,160)

Cash flows from financing activities:

Units issued for cash	-	600,000

Net cash provided by financing activities	-	600,000

(Decrease) increase in cash	(170,728)	214,308

Cash, beginning of the period	1,415,996	58,113

Cash, end of the period	$1,245,268	$272,421

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period for:
Taxes	$-	$2,208

Non-cash financing transactions:
Accrual for oil and gas well expenditure	$-	$406,000
Expiration of warrants	$25,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREK ENERGY CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

Principal Activities

Brek Energy Corporation (“Brek” or the “Company”) is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas in the United States.

Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-KSB of Brek Energy Corporation for the year ended December 31, 2006. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean Brek Energy Corporation and all entities included in our consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s annual report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements include the financial statements of Brek Energy Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the consolidated financial results.

Certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified to conform to the current periods’ presentation.

Cash and Cash Equivalents

Brek considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents. At March 31, 2007 and December 31, 2006, the Company did not have any cash equivalents.

BREK ENERGY CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

The Company places its cash with various high-quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution. As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of these financial institutions.

Receivables arising from sales to customers are not collateralized. Management monitors the financial condition of its customers to reduce the risk of loss. All of the Company’s sales were to the Company’s two oil and gas operators. Substantially all of the Company’s accounts receivable are due from the Company’s two oil and gas operators. Accounts receivable from oil and gas operators are generally paid within 60 days. At March 31, 2007 and December 31, 2006, the Company had $23,882 and $82,014, respectively in trade accounts receivable due from their two oil and gas operators.

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s consolidated financial statements are based on a number of significant estimates, including oil and gas reserve quantities, which are the basis for the calculation of depletion; and the fair value of the oil and gas properties, which is based on the results of an independent reserves study.

BREK ENERGY CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost centre (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical costs, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. The Company did not capitalize any internal costs during the three month periods ended March 31, 2007 or 2006. Costs associated with production and general corporate activities were expensed in the period incurred.

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

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes (full cost pool) may not exceed a ceiling amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value, if lower of unproved properties and the costs of any properties not being amortized, if any. Should the full cost pool exceed this ceiling, impairment is recognized. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions. However, subsequent commodity price increases may be utilized to calculate the ceiling value.

At December 31, 2006 our full cost pool and ceiling were the same. At March 31, 2007, due to an increase in oil and gas prices, our ceiling exceeded our full cost pool.

BREK ENERGY CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Asset Retirement Obligation

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows for oil and gas properties associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company’s asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties. The asset retirement liability is allocated to operating expenses using a systematic and rational method. The information below reconciles the value of the asset retirement obligation at March 31, 2007 and December 31, 2006.

	March 31,	December 31,
	2007	2006
Balance, beginning of period	$23,304	$-
Liabilities incurred	-	17,875
Accretion expense	524	5,429
Balance, end of period	$23,828	$23,304

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files income tax returns in the U.S. federal jurisdiction and various states. There are currently no federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue service for tax years before 2003 and for state and local tax authorities for years before 2002. The Company does, however, have prior year net operating losses which remain open for examination.

BREK ENERGY CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”. This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS 156 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP was effective January 1, 2006 for the Company. The adoption of this FSP had no impact on our consolidated financial position or results from operations.

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

NOTE 3 - GOING CONCERN

During the three months ended March 31, 2007, the Company has been focusing on developing its oil and gas business. As such, the Company has accumulated a deficit of approximately $67 million to date and additional debt or equity financing will be required by the Company, to support development of its oil and gas properties, until such time as the Company increases its cash flow from operations or completes its merger with Gasco (Note 7). These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to achieve and maintain profitability and increase cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon current plans, the Company expects to incur operating losses In future periods. There is no assurance that the Company will be able to generate sufficient revenues or raise sufficient debt or equity financing to cover its operating costs or meet its working capital requirements, in the future. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

BREK ENERGY CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The following amounts were due to related parties at:

	March 31, 2007	December 31, 2006
Amount due to a company controlled by a director	$1,854	$1,852
Administration fees payable to a company controlled by an officer (a)	5,200	5,406
Administrative fees payable to a director (b)	10,000	0
Professional fees due to a relative of a director (c)	20,000	5,000
Total amounts due to related parties	$37,054	$12,258

(a)	During the three month periods ended March 31, 2007 and 2006, the Company has paid or accrued $110,744 and $86,225 respectively, in administrative fees to a company controlled by an officer.
(b)
During the three month periods ended March 31, 2007 and 2006, the Company has paid or accrued $45,000 and $31,000 respectively, in administrative fees to a director. During the three month period ended March 31, 2006 this director exercised 800,000 share purchase warrants for 800,000 shares of the Company’s common stock at $0.25 per share This director also has overriding royalty interests in all oil, gas and other minerals produced of 3.17%, in seven of the Texas oil and gas leases and 1.5%, in one of the Texas oil and gas leases.

(c)	During the three month periods ended March 31, 2007 and 2006 the Company has paid or accrued $15,000, in professional fees to this relative of a director.

During the three month periods ended March 31, 2007 and 2006, the Company paid $0 and $14,000 respectively, in rent to a company controlled by a director.

Related Party Transaction

On January 25, 2007, the Company entered into an agreement with a company controlled by directors and relatives of directors of the Company whereby the Company agreed to transfer its leasehold interests in forty acres surrounding three of its Utah wells and wellbores for $21,000 in cash.

NOTE 5 - WARRANTS

During the three month period ended March 31, 2007, 200,000 share purchase warrants expired.

BREK ENERGY CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Contingent liability

In February 2003 the debtor and guarantor of a note receivable commenced legal action against the Company, in Bermuda, claiming that the Company and its former subsidiary, First Ecom Systems Limited, had promised to develop and supply them with certain software under a Share Purchase Agreement dated October 19, 2001. As a result of this litigation, the debtor on March 1, 2003, ceased making the instalment payments required by the agreement. The directors believed that this lawsuit had no merit, as there was no condition to develop software for the debtor, and filed a defense and counterclaim on May 8, 2003. The debtor filed a reply and defence on May 21, 2003.

On March 20, 2007 a Settlement Agreement and Mutual Release was signed by the Company and the debtor. This agreement releases the Company and its subsidiary Feds Acquisition Corporation from all claims with respect to the above mentioned agreement. The Company’s wholly owned subsidiary, First Ecommerce Asia Limited, was not released from further legal action.

Commitments

As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not perform these commitments, the acreage positions or wells may be lost.

NOTE 7 - PROPOSED MERGER

On September 20, 2006, Gasco Energy, Inc. and the Company entered into an agreement for Gasco to purchase the Company for equity consideration of 11,000,000 shares of Gasco’s common stock, valued at approximately $27,000,000 based on the closing price of Gasco's stock on the last trading day of this fiscal quarter, and merge Brek into a wholly owned subsidiary of Gasco. As a result of the acquisition and merger, Gasco will acquire approximately 16,750 net acres in the Uinta Basin of Utah, approximately 6,807 net acres in the Green River Basin of Wyoming, and approximately 219 net acres in Kern County and San Luis Obispo County in California. The acquisition is expected to simplify Gasco's management of its acreage portfolio by absorbing Brek’s working interest in approximately 14% of Gasco's undeveloped acreage in Utah and 11% in Wyoming and in approximately 7% in California. Brek does not expect to incur any additional overhead expenses as a result of the proposed merger. The boards of directors of both the Company and Gasco have approved the terms of the merger, which is expected to close later in 2007. The completion of the merger is subject to the approval of the stockholders of the Company and the Company’s completion of a distribution of certain subsidiaries of the Company to its stockholders and others.

Under the terms of the merger agreement, a wholly owned subsidiary of Gasco will merge with and into the Company. As a result of the merger, the Company’s stockholders will receive a number of shares of common stock of Gasco equal to the product of the number of shares of Brek common stock held by Brek's stockholders multiplied by the fraction of 11,000,000 divided by the total number of shares of common stock of Brek outstanding on the date of the merger, calculated on a fully diluted basis. As part of the transaction, the directors of the Company, who collectively own approximately 24% of the Company’s outstanding stock, have agreed to vote their shares in favor of the merger; and the Company’s president and CEO, who owns approximately 18% of the outstanding common stock of the Company, has agreed to deposit into escrow for one year 550,000 shares of Gasco common stock that he will acquire in the transaction to satisfy any claims with respect to breaches of representations and warranties of the Company.

BREK ENERGY CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - PROPOSED MERGER, continued

If Gasco terminates the merger agreement because the Company breaches its terms, the Company’s shareholders fail to approve the merger, or the Company’s directors fail to support the merger, the Company may be liable to pay a cancellation fee to Gasco of $1million and costs.

As part of the merger agreement, the Company is required to reduce its accounts payable to a maximum of $100,000. In compliance with the merger agreement the Company is in the process of reducing their accounts payable, and to date certain of the Company's creditors have formally forgiven $74,238 in debt. These settlements have been recorded in the Company's condensed consolidated financial statements as a gain on extinguishment of accounts payable.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain information included in this Form 10-QSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

In connection with the “safe harbor” provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1, “Risk Factors” included in our Form 10-KSB for the fiscal year ended December 31, 2006). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Form 10-QSB and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  The inclusion of supplementary analytical and related information in this report may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

“We”, “us” or “our” where used throughout this document mean Brek Energy Corporation and its subsidiaries.

We are in the oil and gas exploration business in the United States. We have properties in Utah, Wyoming, California and Texas. Our primary focus is on our operations in Utah.

Our Objectives and Areas of Focus

We have participated in the drilling or re-completion of twelve wells and have ten producing wells in which we have net revenue interests of between 8% and 20%. We have thirty-one farmouts, all in Utah except for one in California, and we have not consented to participate in the drilling of thirty wells: six in 2005, thirteen in 2006, and eleven to date in 2007.

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

Table 1 presents our production and price information during the three months ended March 31, 2007 and 2006. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

Production information
	For the three months ended March 31,
	2007	2006
Natural gas production (Mcf)	14,249	19,882
Average sales price per Mcf	$5.25	$6.37

Oil production (Bbl)	129	402
Average sales price per Bbl	$47.49	$59.95

Production (Mcf)	14,249	22,296

Our oil and gas production decreased by approximately 36% during the three months ended March 31, 2007, as compared with the three months ended March 31, 2006, primarily due to the decline in production from our wells. Our production will increase only if we participate in new wells, which we have not done.

In 2004, we transferred to First Griffin Group 50% of our working interest in two wells and wellbores and 100% of our working interest in one well and wellbore. In January 2007, we agreed to transfer to First Griffin a pro rata leasehold interest in 40 acres surrounding each well in exchange for $21,000 (including $1,000 to cover expenses). Two of our directors and two relatives of directors have an interest in First Griffin.

Vallenar Energy Corp. (“Vallenar Energy”), through its subsidiary, Nathan Oil Partners LP, in May 2006 reached an agreement with Chesapeake Exploration Limited Partnership, an American oil and gas company with operations in Texas, for the development and operation of the Texas properties covered by eight of our nine leases. Under the agreement, the operator can earn a 100% leasehold interest in the depths below 1,500 feet in exchange for drilling until it has completed a well capable of producing hydrocarbons in commercial quantities. When the operator has completed the first ten wells and recovered 100% of the costs to drill and operate the wells, Nathan Oil automatically backs in for a 25% working interest in the wells. On future wells, Nathan Oil can either participate from the outset to earn a 25% working interest or back in after payout to earn a 6.5% working interest. Chesapeake has informally informed us that they have drilled two wells to extend the primary terms of seven of the leases that we assigned to them and the ninth lease in which we retain all of our interest, and obtained a new lease to replace the eighth lease that we assigned to them, but have only a 68.75% interest in it, with the result that we have an interest in approximately 9,191 gross acres and approximately 8,618 net acres. Although Chesapeake has drilled two wells, they have not informed us whether they have completed a well capable of producing hydrocarbons in commercial quantities. Until they do, our acreage interests will remain the same. If Chesapeake earns its interest, our interest in the deep zone will reduce to approximately 2,155 net acres. We are relying entirely on the information that we receive informally from Chesapeake for the status of our leases and have not independently confirmed it.

On August 24, 2006, we transferred our 51.53% interest in Vallenar Energy to Rock City Energy Corp. (formerly Vallenar Holdings, Inc.) in exchange for 4,000,000 common shares of Rock City. We own all of the issued and outstanding shares of Rock City. As a result of the business combination, we have consolidated the accounts of Rock City into our financial statements.

In March, 2007, we bought an additional 4,000,000 shares of Rock City at $0.15 per share for $600,000 cash. We intend to distribute all of these shares to our shareholders as part of the merger agreement with Gasco Energy, discussed below. We will continue to consolidate the Rock City financial statements in our financial statements until we have distributed the shares of Rock City to our shareholders.

Proposed Merger

On September 20, 2006, we entered into an agreement with Gasco, whereby Gasco agreed to purchase us for equity consideration of 11,000,000 shares of Gasco’s common stock valued at approximately $27,000,000 based on the closing price of Gasco's stock on the last trading day of the quarter, which was March 30, 2007. As a result of the acquisition, Gasco will acquire approximately 16,750 net acres in the Uinta Basin of Utah, approximately 6,807 net acres in the Green River Basin of Wyoming. The acquisition is expected to simplify Gasco's acreage portfolio by absorbing Brek’s working interest of approximately 14% of Gasco's undeveloped acreage in Utah and 11% in Wyoming. Brek does not expect to incur any additional overhead expenses as a result of the proposed business acquisition. Both our board of directors and Gasco’s board of directors have each approved the terms of the transaction, which is expected to close later in 2007. The completion of the transaction is subject to approval of our stockholders and the completion of a distribution of some of our subsidiaries to our stockholders and others.

Under the terms of the transaction, a wholly-owned subsidiary of Gasco will merge with us. As a result of the merger, our shareholders will receive a number of shares of common stock of Gasco equal to the product of the number of shares of our common stock held by our stockholders multiplied by the fraction of 11,000,000 divided by the total number of shares of our common stock outstanding on the date of the merger, calculated on a fully diluted basis. As part of the transaction, our directors, who collectively own approximately 24% of our outstanding stock, have agreed to vote their shares in favor of the transaction; and our president and CEO, who owns approximately 18% of our outstanding common stock, has agreed to deposit into escrow for one year 550,000 shares of Gasco common stock that he will acquire in the transaction to satisfy any claims with respect to breaches of representations and warranties of Brek.

If we breach the terms of the merger agreement we may be liable to pay a cancellation fee to Gasco of $1million, plus costs.

As part of the merger agreement, we are required to reduce our accounts payable to a maximum of $100,000. In compliance with the merger agreement we are in the process of reducing our accounts payable, and to date certain of our creditors have formally forgiven $74,238 in debt. These settlements have been recorded in our condensed consolidated financial statements as a gain on extinguishment of accounts payable.

Critical Accounting Policies and Estimates

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require that we make difficult and subjective judgments regarding uncertainties, and, as a result, the estimates may significantly impact our consolidated financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Other than our accounting for our revenue, inventory, prepaid expenses and deposits, financial instruments and intangible asset, our critical accounting policies do not involve the choice between alternative methods of accounting. We have applied our critical accounting policies and estimation methods consistently.

Oil and gas reserves

We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center referred to as a full cost pool. Depletion of exploration and development costs and depreciation of production equipment is computed using the units-of-production method based upon estimated proved oil and gas reserves. Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes may not exceed a ceiling amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued on the balance sheet plus the cost, or estimated fair value if lower, of unproved properties. Should capitalized costs exceed this ceiling, an impairment would be recognized.

At December 31, 2006 our full cost pool and ceiling were the same. At March 31, 2007, no impairment charges were considered necessary because, due to an increase in oil and gas prices our ceiling exceeded our full cost pool. Estimated reserve quantities and future net cash flows have the most significant impact on us because these reserve estimates are used in providing a measure of the overall value of our company. These estimates are also used in the quarterly calculations of depletion, depreciation and impairment of our proved properties.

Estimating accumulations of gas and oil is complex and is not exact because of the numerous uncertainties inherent in the process. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this technical data can vary. The process also requires certain economic assumptions, some of which are mandated by the Securities and Exchange Commission (“SEC”), such as gas and oil prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of the quality and quantity of available data; the interpretation of that data; the accuracy of various mandated economic assumptions; and the judgment of the persons preparing the estimate.

The most accurate method of determining proved reserve estimates is based upon a decline analysis method, which consists of extrapolating future reservoir pressure and production from historical pressure decline and production data. The accuracy of the decline analysis method generally increases with the length of the production history. Since most of our wells have been producing less than six years, their production history is relatively short, so other (generally less accurate) methods such as volumetric analysis and analogy to the production history of wells of other operators in the same reservoir were used in conjunction with the decline analysis method to determine the estimates of our proved reserves including developed producing, developed non-producing and undeveloped. As our wells are produced over time and more data is available, the estimated proved reserves will be redetermined on an annual basis and may be adjusted based on that data.

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

Cash and cash equivalents

We consider all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents. At March 31, 2007 and December 31, 2006, we did not have any cash equivalents.

Financial instruments

Concentration of credit risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

We place our cash with various high quality financial institutions and, by policy, limit the amount of credit exposure with any one financial institution. As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.

Receivables arising from sales to customers are not collateralized. We monitor the financial condition of our customers to reduce the risk of loss. All of our sales were to our oil and gas operators. Substantially all of our accounts receivable were due from our oil and gas operators. Accounts receivable from oil and gas operators are generally paid within 60 days. At March 31, 2007 and December 31, 2006, we had $23,883 and $82,014, respectively in trade accounts receivable due from our oil and gas operator.

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

Recent accounting pronouncements

Refer to Note 2, of our Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Operations Review

We had a net loss of $165,742 during the three months ended March 31, 2007. As of March 31, 2007, we had a cash balance of $1,245,268 and trade accounts receivable of $23,883. When these current assets are offset against our current obligations of $151,845 in accounts payable, $90,339 in accrued liabilities, $97,774 in accrued wages and $37,054 in amounts due to related parties, we are left with working capital of $892,139 at March 31, 2007.

We believe that our cash and cash equivalents as of the date of this filing are adequate to satisfy our working capital needs for the next twelve months. As our oil and gas revenues are not yet sufficient to satisfy our ongoing operational and working capital requirements, for the foreseeable future we must continue to raise funds through private loans, private placements of our common shares, or the issuance of shares for debt.

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the fiscal years 2006 and 2005, which related to our ability to continue as a going concern depends upon our ability to resolve our liquidity problems, principally by obtaining capital and generating sufficient revenues to become profitable. Our ability to achieve and maintain profitability and positive cash flow depends upon our ability to develop our oil and gas properties, generate revenues from our oil and gas production, and control drilling, completion and production costs. As we have a minority interest in our oil and gas properties and are not the operator, we can do little to affect the generation of revenue or control drilling, completion and production costs, and we do not have the expertise to initiate development independently of the owner of the majority interest, who is also the operator. With our current plans, we expect to incur operating losses in future periods, and cannot assure that we will continue to generate revenues. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Related-party transactions

We were indebted to related parties in the amount of $37,054 at March 31, 2007. This sum includes $35,200 in professional and administrative fees that were unpaid at March 31, 2007. None of the amounts due to related parties bear interest or have any fixed terms of repayment.

During the three months ended March 31, 2007, we were billed $170,744 in administrative and professional fees, by related parties.

In 2004, we transferred to First Griffin Group 50% of our working interest in two wells and wellbores and 100% of our working interest in one well and wellbore. In January 2007, we agreed to transfer to First Griffin a pro rata leasehold interest in 40 acres surrounding each well in exchange for $21,000 (including $1,000 to cover costs). Two of our directors and two relatives of directors have an interest in First Griffin.

Comparison of the Three Months Ended March 31, 2007 and 2006

Overall results of operations

During the three months ended March 31, 2007, we had a net loss of $165,742, or $0.00 per share, which was an increase of $41,344 from our net loss of $124,398 or $0.00 per share for the three months ended March 31, 2006. The increase in net loss for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, was primarily due to increases in administrative expenses, lease operating expenses and a decrease in revenues. These amounts were offset primarily by decreases in rent, travel, as well as extinguishment of accounts payable and interest income.

Revenue

Total revenue for the three months ended March 31, 2007 was $76,920 compared to $150,763 for the three months ended March 31, 2006. The $73,843 decrease in revenue for the three months ended March 31, 2007 was due to reduced production and lower prices for gas and oil. We do not expect our revenues to increase during the next year; they are more likely to decline as our gas production declines.

Operating expenses

For the three months ended March 31, 2007, our total operating expenses were $254,473, which was a decrease of $16,214 from our total operating expenses of $270,687 for the three months ended March 31, 2006. This decrease was primarily due to approximate decreases in professional fees of $9,000, travel of $20,000, rent of $8,000 and a gain on extinguishment of accounts payable of $74,000 which were primarily offset by increases in administrative fees of approximately $39,000, and lease operating expenses of $51,000. We do not expect our operating expenses to change much during the next year.

Loss from discontinued operations

On August 24, 2006, we exchanged all of our shares in Vallenar Energy (a 51.53% interest) for all of the issued and outstanding shares of Rock City (4,000,000 common shares). This transaction resulted in the reclassification and separate disclosure of Vallenar Energy’s net operating losses of approximately $7,000, for the three months ended March 31, 2006. This loss was partially offset by the minority interest portion of this loss from discontinued operations of approximately $4,800.

Interest income

During the three months ended March 31, 2007 we received approximately $12,000 in interest on our bank deposits. We did not earn any interest income during the three months ended March 31, 2006.

Liquidity, Capital Resources and Financial Position

As of March 31, 2007, we had a cash balance of $1,245,268 and negative cash flows from operations of $189,319 for the period then ended. During the three months ended March 31, 2007, we funded our operations through revenue from our oil and gas properties of $76,920, the sale of oil and gas acreage for $21,000 (including $1,000 to cover the cost of transferring the leasehold interest) and we received interest on the cash on deposit in our bank of $11, 775. Based on the cash in our bank and our merger plans with Gasco, we believe we have sufficient working capital to operate for the next twelve months.

Table 2 summarizes our sources and uses of cash for the three month periods ended March 31, 2007 and 2006.

Sources and uses of cash
	For the three months ended March 31,
	2006		2005

Net cash used in operating activities		$(189,319)	$	(332,532)
Net cash provided by (used in) investing activities		18,591		(53,160)
Net cash provided by financing activities		-		600,000
Net cash (decrease) increase	$	(170,728)		$214,308

Net cash used in operating activities

The cash used in operations during the three months ended March 31, 2007 of $189,319 was used primarily to fund our net loss of $165,742. Our net loss would have been $74,238 higher had three of our creditors not forgiven certain accounts that were payable to them. Also included in our net loss are depletion of our oil and gas properties of $14,404 and accretion of our asset retirement liability of $524, which charges were offset by a decrease in minority interest of $36. We used cash to pay down our trade accounts payable by $30,857, our accrued liabilities by $15,929 and accrued wages payable by $372, as required under our merger agreement with Gasco. Our expenditures were funded by a net collection of trade accounts receivable of $58,131 and an increase in unpaid administrative and professional fees of $24,796 to related parties.

Net cash used in investing activities

During the three months ended March 31, 2007, we spent $2,409 on exploration and development of our oil and gas properties and we received net proceeds of $21,000 (including $1,000 to cover the cost of the transfer) on the transfer of a pro rata leasehold interest in 40 acres to First Griffin (see related-party transaction section above). Two of our directors and two relatives of directors have an interest in First Griffin.

Net cash provided by financing activities

During the quarter we did not have any financing activities.

Contingencies and commitments

We had no contingencies or long-term commitments at March 31, 2007, except for:

(a)
our agreement and plan of merger with Gasco that is disclosed in Note 6, “Business Acquisition and Sale of Subsidiary”, of the notes to our unaudited condensed consolidated financial statements appearing elsewhere in this report, in the merger section of this report, and under contractual obligations below, and

(b)	the Transworld litigation as discussed below in the contingent liability section below.

As is customary in the oil and gas industry, we may at times have agreements to reserve or earn acreage or wells. If we do not pay as required by the agreements, we may lose the acreage or wells.

Contingent liability

In February 2003, the debtor and guarantor of a note receivable took legal action against us in Bermuda, claiming that our former subsidiary, First Ecom Systems Limited, had promised to develop and supply them with certain software. The debtor then failed to pay the note installment that was due on March 1, 2003. The directors believed that this lawsuit was without merit, as there was no promise to develop software for the debtor, and filed a defense and counterclaim on May 8, 2003. The debtor-plaintiff filed a reply and defense on May 21, 2003.

In March 2007, Brek and our subsidiary, Feds Acquisition Corporation, settled with the debtor and guarantor, agreed to rescind the agreements giving rise to the litigation, and consented to the dismissal of the litigation from the Bermuda court. This leaves only our inactive Hong Kong subsidiary, First Ecommerce Asia Limited, subject to the Transworld agreements and litigation. The High Court of the Hong Kong Special Administrative Region in November 2003 ordered that First Ecommerce Asia be wound up, and appointed liquidators for this purpose. We do not know the status of the winding up, as the liquidators have not responded to our requests for a report.

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

Off-balance-sheet arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We do not have any non-consolidated, special-purpose entities.

Internal and external sources of liquidity

We have funded our operations principally through the private placement of common shares, the exercise of share purchase warrants, the issuance of shares for debt and the sale of natural gas and oil.

 Inflation

We do not believe that inflation will have a material impact on our future operations.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Richard N. Jeffs, our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Mr. Jeffs has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

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
Filed
10.7
Natural Gas Purchase Agreement dated December 23, 2004 between Brek Petroleum Inc. and Riverbend Gas Gathering, L.L.C., filed as an attached exhibit to our Form 10-KSB (2004 - Annual Report) filed on November 21, 2005, and incorporated herein by reference
Filed
10.8
First Amendment To Agreement and Plan of Merger, dated as of January 31, 2007, by and between Gasco Energy, Inc. and Brek Energy Corporation, filed as an Exhibit to our Form 8-K (Current Report) filed on February 1, 2007, and incorporated herein by reference.
Filed
10.9
Letter Agreement dated April 3, 2006, between Chesapeake Exploration Limited Partnership and Nathan Oil Partners LP filed as an exhibit to our Form 8K filed on May 30, 2006, and incorporated herein by reference.
Filed
10.10
Settlement Agreement and Mutual Release dated March 29, 2007 among Brek Energy Corporation, Feds Acquisition Corporation, First Curacao Banking Corporation N.V., and First Curacal International Bank N.V., filed as an attached exhibit to our Form 10-KSB (2006 - Annual Report) filed on April 16, 2007, and incorporated herein by reference.
Filed
14	Code of Ethics, filed as an Exhibit to our Form 10-KSB (Annual Report) filed on November 21, 2005, and incorporated herein by reference.	Filed
21	List of Subsidiaries, filed as an attached exhibit to our Form 10-KSB (2006 - Annual Report) filed on April 16, 2007, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Brek Energy Corporation has caused this report to be signed on its behalf by the undersigned duly authorized person.

BREK ENERGY CORPORATION

Date: May 14, 2007	By:	/s/ Richard N. Jeffs
Richard N. Jeffs
Director, CEO, and CFO (Principal Executive Officer and Principal Financial Officer)