Form 10QSB
period 2007-06-30
BREK ENERGY CORP
filed 2007-08-14
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-27753

BREK ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0206967 (I.R.S. Employer Identification No.)
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
[   ]Yes [ X ]No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 13, 2007

Shares of common stock - $0.001 par value	79,973,062

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BREK ENERGY CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS AT JUNE 30, 2007 AND DECEMBER 31, 2006 AND FOR THE THREE

AND SIX MONTHS ENDED JUNE 30, 2007 and 2006

(UNAUDITED)

BREK ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)

Assets

Current assets
Cash	$1,007,128	$1,415,996
Accounts receivable	31,940	82,014
Prepaids	20,000	-

Total current assets	1,059,068	1,498,010

Oil and gas properties (full cost method)
Proved properties	22,642,703	22,658,882
Unproved properties	8,260	7,918

Total	22,650,963	22,666,800

Less accumulated depletion and impairment	(21,272,800)	(21,241,828)

	1,378,163	1,424,972

Total assets	$2,437,231	$2,922,982

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$178,589	$256,940
Accrued liabilities	51,600	106,268
Accrued wages payable	97,721	98,146
Due to related parties	63,263	12,258

Total current liabilities	391,173	473,612

Noncurrent liabilities
Asset retirement obligation	24,353	23,304

Total liabilities	415,526	496,916

Commitments and contingencies

Minority interest	39,111	39,954

Stockholders' equity
Common stock, $0.001 par value, 300,000,000 authorized; 79,973,062
issued and outstanding at March 31, 2007 and December 31, 2006	79,973	79,973
Additional paid-in-capital	69,385,165	69,360,165
Common stock purchase warrants	-	25,000
Accumulated deficit	(67,482,544)	(67,079,026)

Total stockholders' equity	1,982,594	2,386,112

Total liabilities and stockholders' equity	$2,437,231	$2,922,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$85,356	$119,317	$162,276	$270,080

Operating expenses (income)
General and administrative	271,264	336,011	511,793	570,428
Lease operating	22,876	-	74,060	-
Gathering operations	22,587	16,344	44,657	35,968
Depletion and accretion	16,568	28,084	31,496	44,730
Gain on extinguishment of accounts payable	(4,986)	-	(79,224)	-

Total operating expenses	328,309	380,439	582,782	651,126

Net loss from continuing operations before interest income,
franchise taxes, discontinued operations and minority interest	(242,953)	(261,122)	(420,506)	(381,046)

Interest income	4,370	-	16,145	-

Net loss from continuing operations before franchise taxes,
discontinued operations and minority interest	(238,583)	(261,122)	(404,361)	(381,046)

Franchise tax	-	(1,825)	-	(4,033)

Net loss from continuing operations before discontinued
operations and minority interest	(238,583)	(262,947)	(404,361)	(385,079)

Loss from discontinued operations	-	(9,203)	-	(16,252)

Net loss before minority interest	(238,583)	(272,150)	(404,361)	(401,331)

Minority interest	807	27,245	843	32,028

Net loss	$(237,776)	$(244,905)	$(403,518)	$(369,303)

Net loss per share - basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	-	(0.00)	-	(0.00)

Net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding -
Basic and diluted	79,973,062	61,218,969	79,973,062	60,833,449

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
AND THE SIX MONTHS ENDED  DECEMBER 31, 2006
(UNAUDITED)

	Common Stock Issued		Additional	Common Stock
	Number of		Paid in	Purchase	Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, January 1, 2006	59,498,090	$59,498	$65,364,249	$977,973	$(61,592,913)	$4,808,807

Units issued for cash	800,000	800	299,200	100,000	-	400,000
Warrants exercised for cash	250,000	250	74,750	-	-	75,000
Warrants exercised for debt	800,000	800	199,200	-	-	200,000
Common stock purchase warrants, exercised	-	-	42,500	(42,500)	-	-
Net loss for the six months ended
June 30, 2006	-	-	-	-	(369,303)	(369,303)

Balance, June 30, 2006	61,348,090	61,348	65,979,899	1,035,473	(61,962,216)	5,114,504

Common stock issued for debt	300,922	301	144,955	-	-	145,256
Warrants exercised for cash	16,554,236	16,554	2,068,701	-	-	2,085,255
Warrants exercised for debt	1,769,814	1,770	156,137	-	-	157,907
Common stock purchase warrants, exercised	-	-	1,010,473	(1,010,473)	-	-
Net loss for the six months ended
December 31, 2006	-	-	-	-	(5,116,810)	(5,116,810)

Balance, December 31, 2006	79,973,062	79,973	69,360,165	25,000	(67,079,026)	2,386,112

Common stock purchase warrants - expired	-	-	25,000	(25,000)	-	-
Net loss for the six months ended
June 30, 2007	-	-	-	-	(403,518)	(403,518)

Balance, June 30, 2007	79,973,062	$79,973	$69,385,165	$-	$(67,482,544)	$1,982,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities:

Net loss	$(403,518)	$(369,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	30,972	44,730
Accretion of asset retirement obligation	1,049	-
Minority interest	(843)	(32,028)
Gain on extinguishment of accounts payable	(79,224)	-
Changes in operating assets and liabilities:
Accounts receivable	50,074	119,944
Prepaid expenses	(20,000)	1,616
Accounts payable	873	(140,852)
Accrued liabilities	(54,668)	(41,952)
Accrued wages payable	(425)	17,866
Due to related parties	51,005	(20,917)

Net cash used in operating activities	(424,705)	(420,896)

Cash flows from investment activities:

Proceeds from sale of oil and gas acreage	21,000	-
Cash spent on oil and gas properties	(5,163)	(41,242)

Net cash provided by (used in) investment activities	15,837	(41,242)

Cash flows from financing activities:

Units issued for cash	-	475,000

Net cash provided by financing activities	-	475,000

(Decrease) increase in cash	(408,868)	12,862

Cash, beginning of the period	1,415,996	58,113

Cash, end of the period	$1,007,128	$70,975

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$4,033

Non-cash financing transactions:
Exercise of warrants offset agaist amount due to an officer	$-	$200,000
Accounts payable and accruals for oil and gas well expenditures	$-	$560,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREK ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 1 - PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

Principal Activities

Brek Energy Corporation (“Brek” or the “Company”) is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas in the United States.

Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-KSB of Brek Energy Corporation for the year ended December 31, 2006. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean Brek Energy Corporation and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s annual report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These condensed consolidated financial statements include the financial statements of Brek Energy Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated from the consolidated financial results.

Certain amounts in the prior periods’ consolidated financial statements and notes have been reclassified to conform to the current periods’ presentation.

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.  At June 30, 2007, and December 31, 2006, the Company had approximately $1,000,000 and $1,400,000, respectively in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Receivables arising from sales to customers are not collateralized.  Management monitors the financial condition of its customers to reduce the risk of loss.  All of the Company’s sales were to the Company’s two oil and gas operators.  Substantially all of the Company’s accounts receivable are due from the Company’s two oil and gas operators.  Accounts receivable from oil and gas operators are generally paid within 60 days.  At June 30, 2007 and December 31, 2006, the Company had $31,890 and $82,014, respectively in trade accounts receivable due from its two oil and gas operators.

BREK ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost centre (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical costs, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. The Company did not capitalize any internal costs during the six months ended June 30, 2007 or 2006. Costs associated with production and general corporate activities were expensed in the period incurred.

Depletion of exploration and development costs is computed using the units-of-production method based upon estimated proven oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as either they are developed or abandoned. The properties are reviewed periodically for impairment.

Oil and Gas Properties (continued)

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

At December 31, 2006 our full cost pool and ceiling were the same.  At June 30, 2007, due to an increase in oil and gas prices, the ceiling exceeded our full cost pool, therefore no impairment was recognized for the three and six months ended June 30, 2007.

BREK ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Asset Retirement Obligation

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows for oil and gas properties associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company’s asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties. The asset retirement liability is allocated to operating expenses using a systematic and rational method. The information below reconciles the value of the asset retirement obligation at June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006
Balance, beginning of period	$23,304	$-
Liabilities incurred	-	17,875
Accretion expense	1,049	5,429
Balance, end of period	$24,353	$23,304

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

BREK ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements, continued

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 will be effective for the Company January 1, 2008. Adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for the Company January 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

During the six months ended June 30, 2007, the Company has focused on developing its oil and gas business.   The Company has accumulated a deficit of approximately $67 million to date and  will require additional debt or equity financing to support the development of its oil and gas properties until it increases its cash flow from operations or completes its merger with Gasco (Note 7). These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to achieve and maintain profitability and increase cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon its current plans, the Company expects to incur operating losses in future periods.  There is no assurance that the Company will be able to generate sufficient revenues or raise sufficient debt or equity financing to cover its operating costs or meet its working capital requirements in the future. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

BREK ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The following amounts were due to related parties at:

	June 30, 2007	December 31, 2006
Amount due to a company controlled by a director	$1,854	$1,854
Administration fees payable to a company controlled by an officer (a)	5,822	5,404
Administrative fees payable to a director (b)	27,587	0
Professional fees due to a relative of a director (c)	28,000	5,000
Total amounts due to related parties	$63,263	$12,258

(a)	During the six months ended June 30, 2007 and 2006, the Company paid or accrued $190,292 and $184,420 respectively in administrative fees to a company controlled by an officer.
(b)
During the six months ended June 30, 2007 and 2006, the Company paid or accrued $90,000 and $76,000 respectively in administrative fees to this director.  During the six months ended June 30, 2006 this director exercised 800,000 share purchase warrants for 800,000 shares of the Company’s common stock at $0.25 per share.  This director also has overriding royalty interests in all oil, gas and other minerals produced of 3.17% in seven of the Texas oil and gas leases and 1.5% in one of the Texas oil and gas leases.  (Note 7)

(c)	During the six months ended June 30, 2007 and 2006 the Company paid or accrued $30,000 and $30,000 respectively in professional fees to a relative of a director.

During the six months ended June 30, 2007 and 2006, the Company paid $0 and $14,000 respectively, in rent to a company controlled by a director.

Related Party Transaction

On January 25, 2007, the Company entered into an agreement with a company controlled by directors and relatives of directors of the Company to which the Company had transferred 50% of its interest in two wells and wellbores in Utah and 100% of its interest in one well and wellbore in Utah.  Under the agreement, the Company agreed to transfer a pro rata leasehold interest in forty acres surrounding each of the three wells for $21,000 in cash (including $1,000 to cover expenses).

NOTE 5 - WARRANTS

During the six months ended June 30, 2007, warrants for the purchase of 200,000 shares of common stock for $100,000 expired.

BREK ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Contingent liability

In February 2003, the debtor and guarantor of a note receivable commenced legal action against the Company in Bermuda, claiming that the Company and two of its subsidiaries, First Ecommerce Asia Limited and Feds Acquisition Corporation, had failed to develop and supply them with certain software under a Share Purchase Agreement dated October 19, 2001. As a result of this litigation, the debtor on March 1, 2003, ceased making the instalment payments required by the agreement. The directors believed that this lawsuit had no merit, as there was no condition in the agreement to develop software for the debtor, and filed a defense and counterclaim on May 8, 2003. The debtor filed a reply and defence on May 21, 2003.

On March 20, 2007 a Settlement Agreement and Mutual Release was signed by the Company and the debtor. This agreement releases the Company and its subsidiary Feds Acquisition Corporation from all claims with respect to the above mentioned agreement. The Company’s wholly owned subsidiary, First Ecommerce Asia Limited, was not released from further legal action.

Commitments

As is customary in the oil and gas industry, the Company may at times have commitments to reserve or earn acreage positions or wells.  If the Company does not perform these commitments, the acreage positions or wells may be lost.

NOTE 7 - PROPOSED MERGER

On September 20, 2006, Gasco Energy, Inc. and the Company entered into an agreement for Gasco to purchase the Company for equity consideration of approximately 11,000,000 shares of Gasco’s common stock valued at approximately $26,070,000 based on the closing price of Gasco's stock on the last trading day of the quarter, which was June 29, 2007, and merge Brek into a wholly owned subsidiary of Gasco.  As a result of the acquisition and merger, Gasco will acquire approximately 16,750 net acres in the Uinta  Basin of Utah, approximately 6,807 net acres in the Green River Basin of Wyoming, and approximately 219 net acres in Kern County and San Luis Obispo County in California. The acquisition is expected to simplify Gasco's management of its acreage portfolio by absorbing Brek’s working interest in approximately 14% of Gasco's undeveloped acreage in Utah, 11% in Wyoming and 7% in California.  Brek does not expect to incur any additional overhead expenses as a result of the proposed merger.  The boards of directors of both the Company and Gasco have approved the terms of the merger, which is expected to close later in 2007.  The completion of the merger is subject to the approval of the stockholders of the Company and the Company’s completion of a distribution of certain subsidiaries of the Company to its stockholders and others.

BREK ENERGY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 7 - PROPOSED MERGER (continued)

Under the terms of the merger agreement, a wholly owned subsidiary of Gasco will merge with and into the Company.  As a result of the merger, Brek will become a wholly owned subsidiary of Gasco and Brek’s stockholders will receive a number of shares of common stock of Gasco equal to the product of the number of shares of Brek common stock held by Brek's stockholders multiplied by the fraction of 11,000,000 divided by the total number of shares of common stock of Brek outstanding on the date of the merger, calculated on a fully diluted basis.  As part of the transaction, the directors of the Company, who collectively own approximately 24% of the Company’s outstanding stock, have entered into an agreement to vote their shares in favor of the merger; and the Company’s president and CEO, who owns approximately 18% of the outstanding common stock of the Company, has agreed to deposit into escrow for one year 550,000 shares of Gasco common stock that he will acquire in the transaction to satisfy any claims with respect to breaches of representations and warranties of the Company. The Company has agreed to pay its president and CEO a fee equal to 20% of the value of the 550,000 Gasco shares, when the shares are delivered into escrow.  (Note 4)

If Gasco terminates the merger agreement because the Company breaches its terms, the Company’s shareholders fail to approve the merger, or the Company’s directors fail to support the merger, the Company may be liable to pay a cancellation fee to Gasco of $1million plus costs.

As part of the merger agreement, the Company is required to reduce its accounts payable to a maximum of $100,000. In compliance with the merger agreement the Company is in the process of reducing its accounts payable.  Some of the Company's creditors have formally forgiven $79,224 in debt.  These settlements have been recorded in the Company's condensed consolidated financial statements as a gain on extinguishment of accounts payable.

NOTE 8 – SUBSEQUENT EVENTS

On July 15, 2007, the remaining 370,000 outstanding stock options expired.

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

Our Objectives and Areas of Focus

We have participated in the drilling or re-completion of twelve wells and have ten producing wells in which we have net revenue interests of between 8% and 20%.  We have thirty-four farmouts, all in Utah except for one in California, and we have not consented to participate in the drilling of thirty-seven wells from the beginning of 2005 to date.

On June 16, 2006, we signed farmout agreements with Gasco for ten non-consent wells as we had agreed in December 2005.  Under the farmout agreements, we agreed to forfeit 100% of our interest in all of the wells and wellbores, and to relinquish our leasehold interest in 188 net acres surrounding the wells (800 gross acres) in exchange for the right to back in to a 10% working interest in nine wells and wellbores and a 4.09% working interest in one well and wellbore when Gasco has recovered 100% of its drilling and operating costs.  In November 2006, we signed another fifteen farmout agreements with Gasco.  Under the agreements, we agreed to forfeit 100% of our interest in all of the wells and wellbores, and to relinquish our leasehold interest in 292 net acres surrounding the wells (1,600 gross acres) in exchange for the right to back in to a 30% working interest in the wells and wellbores after 100% payout.  In June, 2007, we agreed to three more farmouts of non-consent wells, forfeiting 100% of our wellbore and leasehold interests in approximately 58 net acres surrounding the three wells (240 gross acres) in exchange for the right to back in after payout to a 30% working interest in the wells and wellbores.  All of these farmouts are in Utah.

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

Table 1 presents our production and price information during the six months ended June 30, 2007 and 2006. The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

Table 1
Production information
	For the six months ended June 30
	2007	2006
Natural gas production (Mcf)	27,080	39,959
Average sales price per Mcf	$5.52	$5.82

Oil production (Bbl)	189	535
Average sales price per Bbl	$68.07	$70.28

Production (Mcfe)	28,214	43,168

Our oil and gas production decreased by approximately 35% during the six months ended June 30, 2007, as compared with the six months ended June 30, 2006, primarily due to the decline in production from our wells.  Our production will increase only if we participate in new wells, which we have not done.

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

Vallenar Energy Corp. (“Vallenar Energy”), through its subsidiary, Nathan Oil Partners LP, in May 2006 reached an agreement with Chesapeake Exploration Limited Partnership, an American oil and gas company with operations in Texas, for the development and operation of the Texas properties covered by eight of our nine leases.  Under the agreement, the operator can earn a 100% leasehold interest in the depths below 1,500 feet in exchange for drilling until it has completed a well capable of producing hydrocarbons in commercial quantities.  When the operator has completed the first ten wells and recovered 100% of the costs to drill and operate the wells, Nathan Oil automatically backs in for a 25% working interest in the wells.  On future wells, Nathan Oil can either participate from the outset to earn a 25% working interest or back in after payout to earn a 6.5% working interest.  Chesapeake has informally informed us that they have drilled three wells to extend the primary terms of seven of the leases that we assigned to them.  Chesapeake obtained a new lease to replace the eighth lease that we assigned to them, but has only a 68.75% interest in it.  We retained all of our interest in the ninth lease with the result that we have an interest in approximately 9,191 gross acres and approximately 8,618 net acres.  Although Chesapeake has drilled three wells, they have not informed us whether they have completed a well capable of producing hydrocarbons in commercial quantities.  Until they do, our acreage interests will remain the same.  We are relying entirely on the information that we receive informally from Chesapeake for the status of our leases and have not independently confirmed it.

On August 24, 2006, we transferred our 51.53% interest in Vallenar Energy to Rock City Energy Corp. (formerly Vallenar Holdings, Inc.) in exchange for 4,000,000 common shares of Rock City.  We own all of the issued and outstanding shares of Rock City.  In March, 2007, we bought an additional 4,000,000 shares of Rock City at $0.15 per share for $600,000 cash.  We intend to distribute all of these shares to our shareholders as part of the merger agreement with Gasco Energy, discussed below.  We will consolidate the Rock City financial statements into our financial statements until we have distributed the shares of Rock City to our shareholders.

ProposedMerger

On September 20, 2006, we entered into an agreement with Gasco, whereby Gasco agreed to purchase us for equity consideration of 11,000,000 shares of Gasco’s common stock valued at approximately $26,070,000 based on the closing price of Gasco's stock on the last trading day of the quarter, which was June 29, 2007.  As a result of the acquisition, Gasco will acquire approximately 16,750 net acres in the Uinta Basin of Utah, approximately 6,807 net acres in the Green River Basin of Wyoming and approximately 219 net acres in San Louis Obispo and Kern Counties in California. The acquisition is expected to simplify Gasco's acreage portfolio by absorbing Brek’s working interest of approximately 14% of Gasco's undeveloped acreage in Utah, 11% in Wyoming and 7% in California.  Brek does not expect to incur any additional overhead expenses as a result of the proposed business acquisition.  Both our board of directors and Gasco’s board of directors have approved the terms of the transaction, which is expected to close later in 2007. The completion of the transaction is subject to approval of our stockholders and the completion of a distribution of some of our subsidiaries to our stockholders and others.

Under the terms of the transaction, a wholly owned subsidiary of Gasco will merge with us.  As a result of the merger, our shareholders will receive a number of shares of common stock of Gasco equal to the product of the number of shares of our common stock held by our stockholders multiplied by the fraction of 11,000,000 divided by the total number of shares of our common stock outstanding on the date of the merger, calculated on a fully diluted basis.  As part of the transaction, our directors, who collectively own approximately 24% of our outstanding stock, have agreed to vote their shares in favor of the transaction; and our president and CEO, who owns approximately 18% of our outstanding common stock, has agreed to deposit into escrow for one year 550,000 shares of Gasco common stock that he will acquire in the transaction to satisfy any claims with respect to breaches of representations and warranties of Brek.

If we breach the terms of the merger agreement we may be liable to pay a cancellation fee to Gasco of $1million, plus costs.

As a part of the merger agreement we are required to reduce our accounts payable to a maximum of $100,000.  In compliance with the merger agreement we are in the process of reducing our accounts payable, and to date certain of our creditors have formally forgiven $79,224 in debt.  These settlements have been recorded in our condensed consolidated financial statements as a gain on extinguishment of accounts payable.

Critical Accounting Policies and Estimates

An appreciation of our critical accounting policies is necessary to understand our financial results.  These policies may require that we make difficult and subjective judgments regarding uncertainties, and, as a result, the estimates may significantly impact our consolidated financial results.  The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.  Other than our accounting for our revenue, oil and gas properties and financial instruments, our critical accounting policies do not involve the choice between alternative methods of accounting.  We have applied our critical accounting policies and estimation methods consistently.

Revenue recognition

We derive our revenue by selling the oil and gas produced from our wells.  We recognize this revenue as income when we sell the oil and gas.  We generally receive payment for the oil and gas sold one to six months after the month in which we sell it.  For this reason, we must estimate the revenue that we have earned but not yet received as of our reporting date.  We use actual production reports to estimate the quantities sold and the estimated average wellhead prices from the Natural Gas Weekly Update bulletin to estimate the price of the production.  We record variances between our estimates and the amounts we actually receive in the month that we receive the payment.

Oil and Gas Properties

We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost centre (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical costs, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. We did not capitalize any internal costs during the six month periods ended June 30, 2007 or 2006. Costs associated with production and general corporate activities were expensed in the period incurred.

Depletion of exploration and development costs is computed using the units-of-production method based upon estimated proven oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as either they are developed or abandoned. We review the properties periodically for impairment.

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

At December 31, 2006 our full cost pool and ceiling were the same. At June 30, 2007, due to an increase in oil and gas prices, the ceiling exceeded our full cost pool.

Financial Instruments

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.  At June 30, 2007, and December 31, 2006, we had approximately $1,000,000 and $1,400,000, respectively in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Receivables arising from sales to customers are not collateralized. We monitor the financial condition of our customers to reduce the risk of loss. All of our sales were to our two oil and gas operators. Substantially all of our accounts receivable are due from our two oil and gas operators. Accounts receivable from oil and gas operators are generally paid within 60 days. At June 30, 2007 and December 31, 2006, we had $31,940 and $82,014 respectively in trade accounts receivable due from our two oil and gas operators.

Recent accounting pronouncements

Refer to Note 2, of our Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Operations Review

We had a net loss of $403,518 during the six months ended June 30, 2007.  As of June 30, 2007, we had a cash balance of $1,007,128, prepaids of $20,000 and accounts receivable of $31,940.  When these current assets are offset against our current obligations of $178,589 in accounts payable, $51,600 in accrued liabilities, $97,721 in accrued wages and $63,263 in amounts due to related parties, we are left with working capital of $667,895 at June 30, 2007.

We believe that our cash and cash equivalents as of the date of this filing are adequate to satisfy our working capital needs until the end of August.  As our oil and gas revenues are not yet sufficient to satisfy our ongoing operational and working capital requirements, for the foreseeable future we must continue to raise funds through private loans, private placements of our common shares, or the issuance of shares for debt.

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the year ended December 31, 2006, which states that our ability to continue as a going concern is dependent upon raising sufficient debt or equity financing to support development of our oil and gas properties, until such time as the we increase our cash flows from operations or complete our merger with Gasco.  Our ability to achieve and maintain profitability and positive cash flows depends upon our ability to develop our oil and gas properties, generate revenues from our oil and gas production, and control drilling, completion and production costs.  As we have a minority interest in our oil and gas properties and are not the operator, we can do little to affect the generation of revenue or control drilling, completion and production costs, and we do not have the expertise to initiate development independently of the owner of the majority interest, who is also the operator.  With our current plans, we expect to incur operating losses in future periods, and cannot assure that we will continue to generate revenues.  The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Related-party transactions

We were indebted to related parties in the amount of $63,263 at June 30, 2007.  This sum includes $61,409 in professional and administrative fees that were unpaid at June 30, 2007.  None of the amounts due to related parties bear interest or have any fixed terms of repayment.

During the six months ended June 30, 2007, related parties billed $310,292 in administrative and professional fees.

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

Comparison of the three and six months ended June 30, 2007 and 2006

Overall results of operations

During the three months ended June 30, 2007, we had a net loss of $237,776, or $0.00 per share, which was a decrease of $7,129 from our net loss of $244,905 or $0.00 per share for the three months ended June 30, 2006.  The decrease in net loss for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, was primarily due to decreases in depletion, professional fees and due diligence charges offset by a decrease in revenue and an increase in lease operating expenses.

During the six months ended June 30, 2007, we had a net loss of $403,518, or $0.00 per share, which was an increase of $34,215 from our net loss of $369,303 or $0.00 per share for the six months ended June 30, 2006.  The increase in net loss for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, was primarily due to increases in administrative expenses, lease operating expenses, minority interest and a decrease in revenues.  These amounts were offset primarily by decreases in professional fees, due diligence charges and extinguishment of accounts payable.

Revenue

Total revenue for the three months ended June 30, 2007 was $85,356 compared to $119,317 for the three months ended June 30, 2006.  The $33,961 decrease in revenue for the six months ended June 30, 2007 was due to reduced production and lower prices for gas and oil.

Total revenue for the six months ended June 30, 2007 was $162,276 compared to $270,080 for the six months ended June 30, 2006.  The $107,804 decrease in revenue for the six months ended June 30, 2007 was due to reduced production and lower prices for gas and oil.

We do not expect our revenues to increase during the next year; they are more likely to decline as our gas production declines.

Operating expenses

For the three months ended June 30, 2007, our total operating expenses were $328,309, which was a decrease of $52,130 from our total operating expenses of $380,439 for the three months ended June 30, 2006.  This decrease was primarily due to decreases of approximately $13,000 in professional fees, $60,000 in due diligence charges, and $13,000 in depletion these decreases were primarily offset by increases in minority interest of approximately $26,000, and lease operating expenses of $23,000.

For the six months ended June 30, 2007, our total operating expenses were $582,782, which was a decrease of $68,344 from our total operating expenses of $651,126 for the six months ended June 30, 2006.  This decrease was primarily due to approximate decreases in professional fees of $23,000, due diligence charges of $60,000, and a gain on extinguishment of accounts payable of $79,000.  These decreases in expenses were primarily due to additional costs that we incurred in the first and second quarters of 2006 in preparation of our merger with Gasco. The decreases in costs were primarily offset by increases in administrative fees of approximately $30,000, lease operating expenses of $74,000 and minority interest of $31,000.  We do not expect our operating expenses to change very much during the next year.

Loss from discontinued operations

On August 24, 2006, we exchanged all of our shares in Vallenar Energy (a 51.53% interest) for all of the issued and outstanding shares of Rock City (4,000,000 common shares).  This transaction resulted in the reclassification and separate disclosure of Vallenar Energy’s net operating losses of approximately $9,000 and $16,000, for the three and six months ended June 30, 2006, respectively.  These losses were partially offset by the minority interest portions of approximately $4,500 and $7,900 for the three and six months ended June 30, 2006, respectively.

Interest income

During the three and six months ended June 30, 2007, we received approximately $4,400 and $16,000 respectively in interest on our bank deposits.  We did not earn any interest income during the three and six months ended June 30, 2006.

Liquidity, Capital Resources and Financial Position

As of June 30, 2007, we had a cash balance of $1,007,128 and negative cash flows from operations of $424,705 for the period then ended.  During the six months ended June 30, 2007, we funded our operations through revenue from our oil and gas properties of $162,276, the sale of oil and gas acreage for $21,000 (including $1,000 to cover the cost of transferring the leasehold interest) and we received interest on the cash on deposit in our bank of $16,145.  Based on the cash in our bank and our merger plans with Gasco, we believe we have sufficient working capital to operate until the end of August.

Table 2 summarizes our sources and uses of cash for the six months ended June 30, 2007 and 2006.

Table 2
Sources and uses of cash
	2007	2006

Net cash used in operating activities	$(424,705)	$(420,896)
Net cash provided by (used in) investment activities	15,837	(41,242)
Net cash provided by financing activities	-	475,000
(Decrease) increase in cash	$(408,868)	$12,862

Net cash used in operating activities

The cash used in operations during the six months ended June 30, 2007 of $424,705 was used primarily to fund our net loss of $403,518. Our net loss would have been $79,224 higher had five of our creditors not forgiven certain accounts that were payable to them.   Also included in our net loss are depletion of our oil and gas properties of $30,972 and accretion of our asset retirement liability of $1,049. These charges were offset by a decrease in minority interest of $843. We used cash to prepay legal fees of $20,000, to pay down our accrued liabilities by $54,668 and accrued wages payable by $425, as required under our merger agreement with Gasco.  Our expenditures were funded by a net collection of trade accounts receivable of $50,074, an increase in accounts payable of $873 and an increase in unpaid administrative and professional fees of $51,005 to related parties.

Net cash used in investment activities

During the six months ended June 30, 2007, we spent $5,163 on exploration and development of our oil and gas properties and we received net proceeds of $21,000 (including $1,000 to cover the cost of the transfer) on the transfer of a pro rata leasehold interest in 40 acres to First Griffin (see related-party transaction section above).  Two of our directors and two relatives of directors have an interest in First Griffin.

Net cash provided by financing activities

During the six months ended June 30, 2007, we did not have any financing activities.

Contingencies and commitments

We had no contingencies or long-term commitments at June 30, 2007, except for:

(a)
our agreement and plan of merger with Gasco that is disclosed in Note 7, “Business Acquisition and Sale of Subsidiary”, of the notes to our unaudited condensed consolidated financial statements appearing elsewhere in this report, in the proposed merger section of this report, and under contractual obligations below, and

(b)	the litigation as discussed below in the contingent liability section below.

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

In March 2007, Brek and our subsidiary, Feds Acquisition Corporation, settled with the debtor and guarantor, agreed to rescind the agreements giving rise to the litigation, and consented to the dismissal of the litigation from the Bermuda court.  This leaves only our inactive Hong Kong subsidiary, First Ecommerce Asia Limited, subject to the agreements and litigation.  The High Court of the Hong Kong Special Administrative Region in November 2003 ordered that First Ecommerce Asia be wound up, and appointed liquidators for this purpose.  We do not know the status of the winding up, as the liquidators have not responded to our requests for a report.

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

Our president and CEO, who owns approximately 18% of our outstanding common stock, has agreed to deposit into escrow for one year 550,000 shares of Gasco common stock that he will acquire in the transaction to satisfy any claims with respect to breaches of representations and warranties.  We have agreed to pay our president and CEO a fee equal to 20% of the value of the 550,000 Gasco shares, when the shares are delivered into escrow.

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

BREK ENERGY CORPORATION

Date: August 14, 2007	By:	/s/ Richard N. Jeffs
Richard N. Jeffs
Director, CEO, and CFO (Principal Executive Officer and Principal Financial Officer)