Form 10KSB/A
period 2006-12-31
BREK ENERGY CORP
filed 2007-09-27
CIK 1095070

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A

AMENDMENT NO. 1

Mark One:
	☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006 or
	☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 For the Transition Period from-------- ------____________to_____________.
Commission File Number 0-9997

BREK ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	98-0206979
(State of Incorporation)	(IRS Employer Identification No.)

3388 Via Lido, Fourth Floor, Newport Beach, CA 92663
(Address of principal executive offices)
(888) 472-7987
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-KSB (the “Amendment”) is being filed by Brek Energy Corporation in response to a letter received from the Securities and Exchange Commission dated August 2, 2007. The Amendment expands the discussion included in the notes to our audited financial statements, included at Item 7, Financial Statements, as follows:

•	We revised our revenue recognition, long lived asset and oil and gas policies in Note 2 (Significant Accounting Policies);

•	We provided additional information in Note 8 (Stock Options) regarding the vesting of stock options we granted;

•	We provided additional information in Note 9 (Warrants) regarding the estimated fair value of warrants we issued; and,

•	We expanded the discussion of our discontinued operations in Note 14 (Discontinued Operations).

We also revised Item 3, Legal Proceedings, by including additional information relating to the effect of the legal action discussed and we revised Item 8A, our report on our controls and procedures.

No other changes have been made to our Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission on April 16, 2007 (the “Original Report”). We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report, except as identified above.

The disclosures in this Amendment continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings. The filing of this Amendment shall not be deemed an admission that the Original Report when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 3.      LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to the best of our knowledge, none of our property or assets are the subject of any pending legal proceedings; except for the following:

Transworld Payment Solutions N.V. et al. vs. Brek Energy Corporation et al.

On February 25, 2003, Transworld Payment Solutions N.V. and First Curacao International Bank N.V. (referred to in this discussion as the “plaintiffs”), which are the debtor and the guarantor respectively of a note receivable, commenced legal action against Brek and others in the Supreme Court of Bermuda claiming that Brek and its former subsidiary, First Ecom Systems Limited, had promised to develop and supply the plaintiffs with certain software pursuant to three license agreements dated October 19, 2001. The plaintiffs were seeking rescission of all agreements between the parties or, alternatively, damages for misrepresentation and breach of the agreements. The plaintiffs commenced the lawsuit approximately one week before they were required to make their first installment payment pursuant to a share purchase agreement dated October 19, 2001. At that time, the plaintiffs were obligated to make an installment payment in the amount of $1,901,107. The plaintiffs have not made any of the installment payments required by the terms and conditions of the agreements.

Brek and the other defendants, as cross-claimants, filed an answer to the complaint and a counterclaim on May 8, 2003 with the Supreme Court of Bermuda. In their counterclaim, the cross-claimants were seeking specific performance of the agreements or, alternatively, damages for breach of contract. The plaintiffs, as cross-defendants, filed a reply and answer to the counterclaim on May 21, 2003. Although the directors believe that the cross-defendants’ claims were without merit, due to a lack of financial resources Brek did not pursue its counterclaim. No party took any further action after Brek filed its answer and counterclaim.

On March 28, 2007, Brek and its subsidiary, Feds Acquisition Corporation, reached a settlement with the plaintiffs/cross-defendants whereby the agreements giving rise to the litigation were rescinded, and the parties mutually released each other from any claims under the agreements and consented to the dismissal of the action filed in the Bermuda court. The consent order dismissing the action was filed in the Bermuda court on April 19, 2007. This leaves only Brek’s inactive Hong Kong subsidiary, First Ecommerce Asia Limited, referred to as “FEAL”, subject to the Transworld agreements and litigation. Although FEAL was originally to be a party to the settlement, the High Court of the Hong Kong Special Administrative Region in November 2003 ordered that FEAL be wound up and in April 2005 appointed liquidators for this purpose. As a result of the winding up proceeding, FEAL was not released because the liquidators refused to respond to requests to approve the settlement agreement.

Brek does not believe that it is exposed to a potential loss contingency related to this matter. Because all of the other parties to the litigation have settled, the liability - to the extent that any exists - is now that of FEAL, which has no assets. Brek has been advised that Hong Kong’s Companies Ordinance provides limited liability to stockholders of a Hong Kong corporation. The liability to stockholders extends to the paid up value of the stockholder’s shares. In this case, the paid up value was $2.00. Based on the foregoing, Brek does not believe that the plaintiffs would be successful in holding Brek, as FEAL’s stockholder, accountable if FEAL incurred any liability as a result of this action.

Furthermore, Brek believes that it and its subsidiaries, including FEAL, were made parties to this action in bad faith. Brek believes that the action was filed so that the plaintiffs could avoid making the payment that was due on October 19, 2001. Brek believes that if the action were to continue to be prosecuted, which is unlikely given that it was filed four and a half years ago and all of the parties, with the exception of FEAL, which has no assets, have signed settlement agreements, FEAL would prevail in its defense.

The plaintiffs sought rescission of the purchase agreement or, alternatively, damages for misrepresentation and breach of the purchase agreement. Because there has been no discovery done and no preparations for trial have been made, it is not possible for Brek to make an estimate of the loss or range of loss that FEAL might be liable for in the event the action was resolved against FEAL. However, given that FEAL was originally to be included in the settlement, that the action was settled by rescission without the payment of any damages by the remaining parties, and that no facts have changed which would make this method of settling the action between FEAL and the plaintiffs unattractive to either party, Brek believes that the likelihood of a judgment being entered against FEAL is remote.

ITEM 7.      FINANCIAL STATEMENTS

Item 7. Financial Statements

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

Mendoza Berger & Company, LLP

/s/Mendoza Berger & Company, LLP

Irvine, California
March 23, 2007

BREK ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
Assets
Current assets
Cash	$1,415,996	$58,113
Accounts receivable	82,014	120,110
Prepaids	-	3,415

Total current assets	1,498,010	181,638

Oil and gas properties (full cost method) (Note 4)
Proved properties	22,658,882	22,630,474
Unproved properties	7,918	300

Total	22,666,800	22,630,774
Less accumulated depletion and impairment	(21,241,828)	(16,716,564)

	1,424,972	5,914,210

Total assets	$2,922,982	$6,095,848

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$256,940	$575,390
Accrued liabilities	124,309	80,390
Accrued wages payable	80,105	100,595
Due to related parties (Note 5)	12,258	455,750

Total current liabilities	473,612	1,212,125

Noncurrent liabilities
Asset retirement obligation	23,304	-

Total liabilities	496,916	1,212,125

Commitments and contingencies (Notes 3 and 12)
Minority interest	39,954	74,916

Stockholders' equity (Note 6)
Common stock, $0.001 par value, 300,000,000 authorized; 79,973,062 and 59,498,090 issued and outstanding at December 31, 2006 and 2005, respectively	79,973	59,498

Additional paid-in-capital	69,360,165	65,364,249
Common stock purchase warrants	25,000	977,973
Accumulated deficit	(67,079,026)	(61,592,913)

Total stockholders' equity	2,386,112	4,808,807

Total liabilities and stockholders' equity	$2,922,982	$6,095,848

The accompanying notes are an integral part of these consolidated financial statements

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Revenue	$440,537	$764,802

Operating expenses
General and administrative	1,193,534	932,856
Lease operating	126,535	-
Gathering operations	78,681	-
Depletion and accretion	77,939	82,377
Charges for impairment of oil and gas properties	4,452,754	-

Total operating expenses	5,929,443	1,015,233

Net loss from continuing operations before franchise tax,
discontinued operations and minority interest	(5,488,906)	(250,431)

Franchise Tax	(5,834)	-

Net loss from continuing operations before discontinued
operations and minority interest	(5,494,740)	(250,431)

Loss from discontinued operations	(26,335)	(1,859)

Net loss before minority interest	(5,521,075)	(252,290)

Minority interest	34,962	(4,915)

Net loss	$(5,486,113)	$(257,205)

Net loss per share - basic and diluted:

Continuing operations	$(0.09)	$(0.01)
Discontinued operations	(0.00)	(0.00)

Net loss per share	$(0.09)	$(0.01)

Weighted average number of shares outstanding -
basic and diluted	63,467,561	58,980,007

The accompanying notes are an integral part of these consolidated financial statements

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock Issued		Additional	Common Stock
	Number of		Paid in	Purchase	Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, January 1, 2005	55,331,420	$55,331	$56,706,041	$8,515,348	$(61,335,708)	$3,941,012

Units issued for cash	3,333,336	3,334	746,666	250,000	-	1,000,000
Units issued for debt	333,334	333	74,667	25,000	-	100,000
Warrants exercised for cash	500,000	500	124,500	-	-	125,000
Finders fees	-	-	(100,000)	-	-	(100,000)
Common stock purchase warrants, exercised	-	-	18,750	(18,750)	-	-
Common stock purchase warrants, expired	-	-	7,793,625	(7,793,625)	-	-
Net loss	-	-	-	-	(257,205)	(257,205)

Balance, December 31, 2005	59,498,090	59,498	65,364,249	977,973	(61,592,913)	4,808,807

Units issued for cash	800,000	800	299,200	100,000	-	400,000
Common stock issued for debt	300,922	301	144,955	-	-	145,256
Warrants exercised for cash	16,804,236	16,804	2,143,451	-	-	2,160,255
Warrants exercised for debt	2,569,814	2,570	355,337	-	-	357,907
Common stock purchase warrants, exercised	-	-	1,052,973	(1,052,973)	-	-
Net loss	-	-	-	-	(5,486,113)	(5,486,113)

Balance, December 31, 2006	79,973,062	$79,973	$69,360,165	$25,000	$(67,079,026)	$2,386,112

The accompanying notes are an integral part of these consolidated financial statements

BREK ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities:
Net loss	(5,486,113)	$(257,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	72,510	82,377
Accretion of asset retirement obligation	5,429	-
Charges for impairment of oil and gas properties	4,452,754	-
Minority interest	(34,962)	4,915
Changes in operating assets and liabilities:
Accounts receivable	38,096	(63,308)
Prepaids	3,415	(2,177)
Due from related party	-	116,594
Accounts payable	(318,450)	(359,180)
Accrued liabilities	43,919	98,495
Accrued wages payable	(20,490)	(9,098)
Due to related parties	59,671	287,017

Net cash used in operating activities	(1,184,221)	(101,570)

Cash flows from investment activities:
Cash spent on oil and gas properties	(38,151)	(1,196,165)
Proceeds from sale of oil and gas property	20,000	-

Net cash used in investment activities	(18,151)	(1,196,165)

Cash flows from financing activities:
Units issued for cash	400,000	1,000,000
Warrants exercised for cash	2,160,255	125,000

Net cash provided by financing activities	2,560,255	1,125,000

Increase (decrease) in cash	1,357,883	(172,735)
Cash, beginning of the year	58,113	230,848

Cash, end of the year	$1,415,996	$58,113

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the year:
Interest	$-	$-
Taxes	$4,033	$-

Non-cash financing transactions:
Asset retirement obligation	$23,304	$-
Issuance of common stock to related parties in settlement of debt	$145,256	$-
Exercise of warrant offset against amount due to directors	$282,251	$-
Exercise of warrant offset against amount due to a related party	$75,656	$-
Issuance of units to an officer in payment of finders fees	$-	$100,000

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

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

The Company records revenues from the sales of natural gas and crude oil when pervasive evidence of an arrangement exists, delivery to the customer has occurred and risk of ownership or title has transferred, and collectibility is reasonably assured. In general, this occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred.

The Company may have an interest with other producers in certain properties, in which case the Company uses the sales method to account for gas imbalances. Under this method, revenue is recorded on the basis of gas actually sold by the Company. Any differences between volumes sold and entitlement volumes, based on our net working interest, which are deemed to be non-recoverable through remaining production, are recognized as accounts receivable or accounts payable, as appropriate. Cumulative differences between volumes sold and entitlement volumes generally are not significant. Brek did not have any gas imbalances at December 31, 2006 and 2005.

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

Financial Instruments, continued

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

Long-lived Assets

At December 31, 2006 and 2005, the Company’s only long-lived assets were its proved and unproved oil and gas properties. Unproved properties whose costs are individually significant are assessed individually. Where it is not practicable to assess individually, such properties may be grouped for an assessment of impairment. Impairment of unproved properties is estimated based on primary lease terms, geologic data and average holding periods. The Company’s unproved properties are evaluated quarterly for the possibility of potential impairment. The Company has no other long-lived assets and has not recognized any impairment losses with respect to its unproved properties. See related disclosures under the caption “Oil and Gas Properties.”

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

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost centre (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical expenses, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. The Company did not capitalize any internal costs during the years ended December 31, 2006 or 2005. Costs associated with production and general corporate activities are expensed in the period incurred.

Depletion of exploration and development costs is computed using the units of production method based upon estimated proven oil and gas reserves. The costs of unproved properties are withheld from the depletion base until such time as either they are developed or abandoned. During the year ended December 31, 2006, no unproved property amounts were reclassified to proved properties. The properties are reviewed quarterly for impairment.

Total well costs are transferred to the depletable pool even when multiple targeted zones have not been fully evaluated. For depletion purposes, relative volumes of oil and gas production and reserves are converted at the energy equivalent rate of six thousand cubic feet of natural gas to one barrel of crude oil.

Under the full cost method of accounting, capitalized oil and gas property costs less accumulated depletion and net of deferred income taxes (full cost pool) may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves less the future cash outflows associated with the asset retirement obligations that have been accrued in the balance sheet plus the cost, or estimated fair value, if lower of unproved properties and the costs of any properties not being amortized, if any. Should the full cost pool exceed this ceiling, an impairment is recognized. During the year ended December 31, 2006, based on the results of the Company’s reserves study, the full cost pool exceeded the ceiling and an impairment charge was taken against our oil and gas properties of $4,452,754. The present value of estimated future net revenues is computed by applying current oil and gas prices to estimated future production of proved oil and gas reserves as of period-end, less estimated future expenditures to be incurred in developing and producing the proved reserves assuming the continuation of existing economic conditions.

BREK ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Oil and Gas Properties, continued

However, subsequent commodity price increases may be utilized to calculate the ceiling value and any increase in the value of the unamortized capitalized costs over the ceiling value are not reinstated but are charged to expense as incurred. Commodity price increases, subsequent to December 31, 2006, were not sufficient to eliminate the need for the $4,452,754 impairment expense that was recorded at December 31, 2006.

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

2006
Balance, beginning of the year	$-
Liabilities incurred	17,875
Accretion expense	5,429
Balance, end of year	$23,304

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

Basic and Diluted Net Loss Per Common Share (“EPS”), continued

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

NOTE 3 - GOING CONCERN, continued

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

For the years ended December 31
	2006	2005
Property acquisition costs:
Proved	$-	$885,804
Exploration costs	37,649	10,061
Development costs	502	300,300
Totals	$38,151	$1,196,165

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

The following table sets forth a summary of oil and gas property costs not being amortized as of December 31, 2006, by the year in which such costs were incurred:

Costs Incurred During Years Ended December 31
	Balance 12/31/06	2006	2005	2004	Prior

Acquisition costs	$300	$-	$-	$-	$300
Exploration costs	7,618	7,618

Total	$7,918	$7,618	$-	$-	$300

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

Pursuant to an assignment of oil and gas leases agreement, dated June 9, 2006, the Company assigned all of its Texas oil and gas leases, so far as they cover depths below 1,500 feet, to the operator in exchange for the operator’s initiating drilling operations on the land covered by the leases before the primary terms of the leases expire. If the operator successfully completes a well capable of producing hydrocarbons in commercial quantities, this assignment of oil and gas leases will become permanent. (Note 16)

Overriding royalty interests in the Texas oil and gas leases totaling between 5% and 8.33% of all oil, gas and other minerals produced, were assigned to three parties between October 4, 2002 and April 21, 2006. (Note 5)

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

During the years ended December 31, 2006 and 2005 no stock options were issued.

The following is a summary of the activity of the Company’s 2001 stock option/warrant plan for the year ended December 31, 2006:

	Shares Under	Weighted Average
	Option	Exercise Price

Outstanding, December 31, 2005	1,580,000	$0.44
Expired	(1,210,000)	0.40

Outstanding, December 31, 2006	370,000	$0.55

At December 31, 2006 and 2005 the weighted-average remaining contractual life of the outstanding options was .54 and .64 years.

BREK ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 8 - STOCK OPTIONS, continued

All of the outstanding stock options were fully vested by July 14, 2003.

During the years ended December 31, 2006 and 2005, the Company did not record any compensation costs.

NOTE 9 - WARRANTS

All of the Company's warrants were issued in connection with the issuance of units (one common share and one common share purchase warrant). When the units were issued the Company allocated 25% of the proceeds of the issuance to the estimated fair value of the warrants. The Company considers the fair value amount to be reasonable and this allocation has been consistently applied

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

The components of the Company’s net operating losses for the year ending December 31, 2006 and 2005 are as follows:

	2006	2005

United States of America	$(797,493)	$(4,690,568)
Hong Kong	328	-
Other countries (British Virgin Islands, Bermuda and Canada)	(1)	(829)

	$(797,166)	$(4,691,397)

As of December 31, 2006 and 2005, the Company had the following deferred tax assets that primarily relate to net operating losses. A 100% valuation allowance has been established, as management believe it is more likely than not that the deferred tax assets will not be realized.

	2006	2005

Federal loss carryforwards	$5,624,817	$11,360,810
State loss carryforwards, Nevada	-	-
Foreign loss carryforwards	2,991,744	2,991,796

Less: Valuation allowance	(8,646,561)	(14,352,606)
	$-	$-

The Company’s valuation allowance decreased during 2006 by $5,735,993. During 2005 the valuation allowance increased by $1,313,591.

At December 31, 2006 and 2005 the Company had the following net operating loss carryforwards (“NOL’s”):

	2006	2005

United States	$18,822,948	$39,479,529
Foreign (Hong Kong, Bermuda and British Virgin Islands)	20,517,836	20,518,163

	$39,340,784	$59,997,692

The United States federal and Canadian NOLs expire through December 31, 2026 and the Hong Kong NOLs can be carried forward indefinitely.

BREK ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 11 - SEGMENTED INFORMATION

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

NOTE 13 - BUSINESS ACQUISITIONS AND SALE OF SUBSIDIARY

Rock City Energy Corp.

Pursuant to a share exchange agreement dated August 24, 2006, the Company acquired 100% of the issued and outstanding shares (4,000,000 common shares) of Rock City by exchanging its 51.53% interest in Vallenar Energy (which consisted of 5,312,500 common shares and 733,333 preferred shares of Vallenar Energy) with Rock City. The Company’s investment in Rock City has been accounted for as related party transaction, with the value of the 4,000,000 common shares of Rock City being recorded on the Company’s books at the historical cost of $755,552, or the same value that the Company’s 51.53% investment in Vallenar Energy was recorded at prior to the share exchange. As a result of this business combination, the Company has included the accounts of Rock City (including their operating losses from August 24, 2006 through December 31, 2006), into their financial statements at December 31, 2006. Rock City’s financial statements include the accounts of Vallenar Energy (including their operating losses from August 24, 2006 through December 31, 2006) and a 48.47% adjustment for minority interest shareholders. Vallenar Energy’s losses before August 24, 2006 have been reclassified to losses from discontinued operations. (Notes 1, 2, 4, 14 and 16)

Gasco Energy, Inc.

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

NOTE 14 - DISCONTINUED OPERATIONS

On August 24, 2006, the Company exchanged their 51.53% interest in Vallenar Energy (which consisted of 5,312,500 common shares and 733,333 preferred shares of Vallenar Energy) with Rock City, for 100% of the issued and outstanding shares (4,000,000 shares) of Rock City.

Brek formed Rock City to be the vehicle through which the shares of Vallenar Energy held by Brek would be distributed to its shareholders in order to satisfy the terms of Brek’s merger agreement with Gasco. (Note 13)

As a result of this exchange the Company reclassified Vallenar Energy’s net operating losses, up to August 24, 2006, in losses from discontinued operations. For the years ended December 31, 2006 and 2005, the Company recorded losses from discontinued operations of $26,335 and $1,859, respectively. No gain or loss on the Company’s investment in Vallenar Energy (of $755,552) was recorded on this exchange of shares. (Notes 1, 2, 13 and 16)

BREK ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 15 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

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

BREK ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 15 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED), continued

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

BREK ENERGY CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 15 - SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED), continued

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

NOTE 16 - SUBSEQUENT EVENTS

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

Subsequent to December 31, 2006, 200,000 share purchase warrants exercisable at $0.90 expired. (Note 9)

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with our accounting personnel. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the period covered by this report there was no significant change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 2007	BREK ENERGY CORPORATION

	By:	/s/ Richard N. Jeffs
Richard N. Jeffs,
Chief Executive Officer