Form 10QSB
period 2007-09-30
BREK ENERGY CORP
filed 2007-11-13
CIK 1095070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

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
[   ]Yes [ X ]No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 13, 2007

Shares of common stock - $0.001 par value	80,910,562

Transitional Small Business Disclosure Format:     [   ]Yes [ X ]No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BREK ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)

Assets

Current assets
Cash	$813,141	$1,415,996
Accounts receivable	35,657	82,014

Total current assets	848,798	1,498,010

Oil and gas properties (full cost method)
Proved properties	22,657,179	22,658,882
Unproved properties	8,460	7,918

Total	22,665,639	22,666,800

Less accumulated depletion and impairment	(21,285,867)	(21,241,828)

	1,379,772	1,424,972

Total assets	$2,228,570	$2,922,982

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$153,405	$256,940
Accrued liabilities	47,850	25,000
Accrued professional fees	58,271	81,268
Accrued wages payable	98,229	98,146
Due to related parties	90,123	12,258

Total current liabilities	447,878	473,612

Noncurrent liabilities
Asset retirement obligation	24,876	23,304

Total liabilities	472,754	496,916

Commitments and contingencies

Minority interest	38,995	39,954

Stockholders' equity
Common stock, $0.001 par value, 300,000,000 authorized; 79,973,062
issued and outstanding at September 30, 2007 and December 31, 2006	79,973	79,973
Additional paid-in-capital	69,385,165	69,360,165
Common stock purchase warrants	-	25,000
Accumulated deficit	(67,748,317)	(67,079,026)

Total stockholders' equity	1,716,821	2,386,112

Total liabilities and stockholders' equity	$2,228,570	$2,922,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$45,145	$83,242	$207,421	$353,322

Operating expenses (income)
General and administrative	250,697	285,400	762,490	855,828
Lease operating	37,273	-	111,333	-
Gathering operations	15,259	8,205	59,916	44,173
Depletion	13,591	12,799	44,039	57,529
Accretion	524	-	1,572	-
Gain on extinguishment of accounts payable	(5,000)	-	(84,224)	-

Total operating expenses	312,344	306,404	895,126	957,530

Net loss from continuing operations before interest income,
franchise taxes, discontinued operations and minority interest	(267,199)	(223,162)	(687,705)	(604,208)

Interest income	2,140	-	18,285	-

Net loss from continuing operations before franchise taxes,	(265,059)	(223,162)	(669,420)	(604,208)
discontinued operations and minority interest

Franchise tax	(830)	-	(830)	(4,033)

Net loss from continuing operations before discontinued
operations and minority interest	(265,889)	(223,162)	(670,250)	(608,241)

Loss from discontinued operations	-	(10,083)	-	(26,335)

Net loss before minority interest	(265,889)	(233,245)	(670,250)	(634,576)

Minority interest	116	4,084	959	36,112

Net loss	$(265,773)	$(229,161)	$(669,291)	$(598,464)

Net loss per share - basic and diluted:
Continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding -
Basic and diluted	79,973,062	61,361,174	79,973,062	61,011,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
AND THE THREE MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)

	Common Stock Issued		Additional	Common Stock
	Number of		Paid in	Purchase	Accumulated
	Shares	Amount	Capital	Warrants	Deficit	Total

Balance, January 1, 2006	59,498,090	$59,498	$65,364,249	$977,973	$(61,592,913)	$4,808,807

Units issued for cash	800,000	800	299,200	100,000	-	400,000
Common stock issued for debt	300,922	301	150,159	-	-	150,460
Warrants exercised for cash	250,000	250	74,750	-	-	75,000
Warrants exercised for debt	800,000	800	199,200	-	-	200,000
Common stock purchase warrants, exercised	-	-	42,500	(42,500)	-	-
Net loss for the nine months ended
September 30, 2006	-	-	-	-	(598,464)	(598,464)

Balance, September 30, 2006	61,649,012	61,649	66,130,058	1,035,473	(62,191,377)	5,035,803

Warrants exercised for cash	16,554,236	16,554	2,068,701	-	-	2,085,255
Common stock issued for debt - cancelled	(10,410)	(10)	(5,195)	-	-	(5,205)
Warrants exercised for debt	1,780,224	1,780	156,128	-	-	157,908
Common stock purchase warrants, exercised	-	-	1,010,473	(1,010,473)	-	-
Net loss for the three months ended
December 31, 2006	-	-	-	-	(4,887,649)	(4,887,649)

Balance, December 31, 2006	79,973,062	79,973	69,360,165	25,000	(67,079,026)	2,386,112

Common stock purchase warrants - expired	-	-	25,000	(25,000)	-	-
Net loss for the nine months ended
September 30, 2007	-	-	-	-	(669,291)	(669,291)

Balance, September 30, 2007	79,973,062	$79,973	$69,385,165	$-	$(67,748,317)	$1,716,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREK ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:

Net loss	$(669,291)	$(598,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	44,039	57,529
Accretion of asset retirement obligation	1,572	-
Minority interest	(959)	(36,111)
Gain on extinguishment of accounts payable	(84,224)	-
Changes in operating assets and liabilities:
Accounts receivable	46,357	120,059
Prepaid expenses	-	3,415
Accounts payable	(19,311)	(136,302)
Accrued liabilities	22,850	(27,850)
Accrued professional fees	(22,997)	-
Accrued wages payable	83	17,619
Due to related parties	77,865	103,806

Net cash used in operating activities	(604,016)	(496,299)

Cash flows from investment activities:

Proceeds from sale of oil and gas acreage	21,000	20,000
Cash spent on oil and gas properties	(19,839)	(46,769)

Net cash provided by (used in) investment activities	1,161	(26,769)

Cash flows from financing activities:

Units issued for cash	-	400,000
Exercise of warrants for cash	-	75,000

Net cash provided by financing activities	-	475,000

Decrease in cash	(602,855)	(48,068)

Cash, beginning of the period	1,415,996	58,113

Cash, end of the period	$813,141	$10,045

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period for:
Interest	$-	$-
Taxes	$930	$4,033

Non-cash financing transactions:
Expiration of warrants	$25,000	$-
Issuance of common stock to related parties in settlement of debt	$-	$150,460
Exercise of warrants offset agaist amount due to an officer	$-	$200,000
Accounts payable and accruals for oil and gas well expenditures	$-	$150,403

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BREK ENERGY CORPORATION
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1 - PRINCIPAL ACTIVITIES AND BASIS OF PRESENTATION

Principal Activities

Brek Energy Corporation (“Brek” or the “Company”) is an independent energy company engaged in the exploration, development and acquisition of crude oil and natural gas in the United States.

Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the annual report on Form 10-KSB of Brek Energy Corporation for the year ended December 31, 2006. When used in these notes, the terms “Company,” “we,” “us,” or “our” mean Brek Energy Corporation and all entities included in our condensed consolidated financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these condensed consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s annual report on Form 10-KSB.

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

BREK ENERGY CORPORATION
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.  At September 30, 2007, and December 31, 2006, the Company had approximately $800,000 and $1,400,000, respectively in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Receivables arising from sales to customers are not collateralized.  Management monitors the financial condition of its customers to reduce the risk of loss.  All of the Company’s sales were to the Company’s two oil and gas operators.  Substantially all of the Company’s accounts receivable are due from the Company’s two oil and gas operators.  Accounts receivable from oil and gas operators are generally paid within 60 days.  At September 30, 2007 and December 31, 2006, the Company had $35,657 and $82,014, respectively in trade accounts receivable due from its two oil and gas operators.

Oil and Gas Properties

The Company follows the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost centre (“full cost pool”). Such costs include lease acquisition costs, geological and geophysical costs, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells. Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool. The Company did not capitalize any internal costs during the nine months ended September 30, 2007 or 2006. Costs associated with production and general corporate activities were expensed in the period incurred.

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

BREK ENERGY CORPORATION
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Oil and Gas Properties (Continued)

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

At December 31, 2006 our full cost pool and ceiling were the same.  At September 30, 2007, due to an increase in oil and gas prices, the ceiling exceeded our full cost pool, therefore no impairment was recognized at September 30, 2007.

Asset Retirement Obligation

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows for oil and gas properties associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company’s asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties. The asset retirement liability is allocated to operating expenses using a systematic and rational method. The information below reconciles the value of the asset retirement obligation at September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006
Balance, beginning of period	$23,304	$-
Liabilities incurred	-	17,875
Accretion expense	1,572	5,429
Balance, end of period	$24,876	$23,304

BREK ENERGY CORPORATION
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

BREK ENERGY CORPORATION
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 3 - GOING CONCERN

During the nine months ended September 30, 2007, the Company has focused on developing its oil and gas business.   The Company has accumulated a deficit of approximately $68 million to date and  will require additional debt or equity financing to support the development of its oil and gas properties until it increases its cash flow from operations or completes its merger with Gasco (Note 8). These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to achieve and maintain profitability and increase cash flow is dependent upon its ability to locate profitable oil and gas properties, generate revenues from its oil and gas production and control production costs. Based upon its current plans, the Company expects to incur operating losses in future periods.  There is no assurance that the Company will be able to generate sufficient revenues or raise sufficient debt or equity financing to cover its operating costs or meet its working capital requirements in the future. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

Due to Related Parties

The following amounts were due to related parties at:

	September 30, 2007	December 31, 2006
Amount due to a company controlled by a director	$1,854	$1,854
Administration fees payable to a company controlled by an officer (a)	69	5,404
Administrative fees payable to a director (b)	45,000	0
Professional fees due to a relative of a director (c)	43,200	5,000
Total amounts due to related parties	$90,123	$12,258

(a)	During the nine months ended September 30, 2007 and 2006, the Company paid or accrued $267,262 and $274,208 respectively in administrative fees to a company controlled by an officer.
(b)
During the nine months ended September 30, 2007 and 2006, the Company paid or accrued $135,000 and $121,000 respectively in administrative fees to this director. This director also has overriding royalty interests in all oil, gas and other minerals produced of 3.17% in seven of the Texas oil and gas leases and 1.5% in one of the Texas oil and gas leases.  (Notes 7 and 8)

(c)	During the nine months ended September 30, 2007 and 2006 the Company paid or accrued $45,000 and $45,000 respectively in professional fees to a relative of a director. (Note 8)

During the nine months ended September 30, 2007 and 2006, the Company paid $0 and $14,000 respectively, in rent to a company controlled by a director.

BREK ENERGY CORPORATION
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

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

NOTE 5 - WARRANTS

During the nine months ended September 30, 2007, warrants for the purchase of 200,000 shares of common stock expired.  At September 30, 2007, the Company did not have any warrants outstanding.

NOTE 6 - OPTIONS

On July 15, 2007, 370,000 outstanding stock options expired.  At September 30, 2007, the Company did not have any stock options outstanding.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

BREK ENERGY CORPORATION
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

Merger

On September 20, 2006, Gasco Energy, Inc. and the Company entered into an agreement for Gasco to purchase the Company for equity consideration of approximately 11,000,000 shares of Gasco’s common stock valued at approximately $20,350,000 based on the closing price of Gasco's stock on the last trading day of the quarter, which was September 28, 2007, and merge Brek into a wholly owned subsidiary of Gasco.  As a result of the acquisition and merger, Gasco will acquire approximately 16,750 net acres in the Uinta  Basin of Utah, approximately 6,807 net acres in the Green River Basin of Wyoming, and approximately 219 net acres in Kern County and San Luis Obispo County in California. The acquisition is expected to simplify Gasco's management of its acreage portfolio by absorbing Brek’s working interest in approximately 14% of Gasco's undeveloped acreage in Utah, 11% in Wyoming and 7% in California.  Brek does not expect to incur any additional overhead expenses as a result of the proposed merger.  The boards of directors of both the Company and Gasco have approved the terms of the merger, which is expected to close later in 2007.  The completion of the merger is subject to the approval of the stockholders of the Company and the Company’s completion of a distribution of certain subsidiaries of the Company to its stockholders and others.

Under the terms of the merger agreement, a wholly owned subsidiary of Gasco will merge with and into the Company.  As a result of the merger, Brek will become a wholly owned subsidiary of Gasco and Brek’s stockholders will receive a number of shares of common stock of Gasco equal to the product of the number of shares of Brek common stock held by Brek's stockholders multiplied by the fraction of 11,000,000 divided by the total number of shares of common stock of Brek outstanding on the date of the merger, calculated on a fully diluted basis.  As part of the transaction, the directors of the Company, who collectively own approximately 24% of the Company’s outstanding stock, have entered into an agreement to vote their shares in favor of the merger; and the Company’s president and CEO, who owns approximately 18% of the outstanding common stock of the Company, has agreed to deposit into escrow for one year 550,000 shares of Gasco common stock that he will acquire in the transaction to satisfy any claims with respect to breaches of representations and warranties of the Company. The Company has agreed to pay its president and CEO a fee equal to 20% of the value of the 550,000 Gasco shares, when the shares are delivered into escrow.  (Notes 4 and 8)

If Gasco terminates the merger agreement because the Company breaches its terms, the Company’s shareholders fail to approve the merger, or the Company’s directors fail to support the merger, the Company may be liable to pay a cancellation fee to Gasco of $1million plus costs.

As part of the merger agreement, the Company is required to reduce its accounts payable to a maximum of $100,000. In compliance with the merger agreement the Company is in the process of reducing its accounts payable.  Some of the Company's creditors have formally forgiven $84,224 in debt.  These settlements have been recorded in the Company's condensed consolidated financial statements as a gain on extinguishment of accounts payable.

BREK ENERGY CORPORATION
 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 8 – SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to September 30, 2007, the Company issued 156,250 common shares of the Company by way of a private placement, at $0.16 per share representing a discount to the average of the closing price for the 20 trading days preceding the date of the offer, for total proceeds of $25,000, to a relative of a director.  (Note 4)

Subsequent to September 30, 2007, the Company issued 781,250 common shares the Company by way of private placement, at $0.16 per share, representing a discount to the average of the closing price for the 20 trading days preceding the date of the offer, for total proceeds of $125,000, to three directors of the Company.

Merger

In October 2007, the Company agreed to issue approximately 817,000 shares of its common stock to its president immediately before the merger if it does not have enough working capital to pay the escrow fee.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain information included in this Form 10-QSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements.

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

We are in the natural gas and petroleum exploitation, development, and production business.  We are engaged in the acquisition, operation and development of unconventional hydrocarbon prospects, primarily in the Rocky Mountain region.  Our principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly; and the development and exploitation of the properties subject to these leases.  We are focused on drilling efforts in the Riverbend Project located in the Uinta Basin of northeastern Utah, targeting the Wasatch, Mesaverde and Blackhawk formations.

Our Objectives and Areas of Focus

We have participated in the drilling or re-completion of 12 wells and have 9 producing wells in which we have net revenue interests of between 8% and 20%.  We have 34 farmouts, all of which are in Utah except for one in California.  We have declined to participate in the drilling of 37 wells: six in 2005, 13 in 2006 and 18 in 2007.  On September 20, 2007, we signed a cost estimate committing to pay approximately $28,000 for the plugging of our two Wyoming wells.

On June 16, 2006, we signed farmout agreements with Gasco Energy Inc. (“Gasco”) for 10 non-consent wells.  Under the farmout agreements, we agreed to forfeit 100% of our interest in all of the wells and wellbores, and to relinquish our leasehold interest in 188 net acres surrounding the wells (800 gross acres) in exchange for the right, following Gasco’s recovery of 100% of our drilling and operating costs, to back-in to a 40% working interest in the wells and wellbores.  In November 2006, we signed another 15 farmout agreements with Gasco.  Under the agreements, we agreed to forfeit 100% of our interest in all of the wells and wellbores, and to relinquish our leasehold interest in 292 net acres surrounding the wells (1,600 gross acres) in exchange for the right to back in to a 30% working interest in the wells and wellbores after 100% payout.  In July 2007, we signed another three farmout agreements with Gasco on the same terms affecting 38.6 net acres (240 gross acres) surrounding the non-consent wells.  The farmouts were effective as of June 20, 2007. All of these farmouts are in Utah.

Because we did not agree to bear any of the costs of drilling the non-consent wells, Gasco drilled the wells bearing 100% of the costs and Gasco will be entitled to all of the revenue generated from the sale of oil and gas until it has recovered 300% of its drilling costs, 150% of the costs of newly acquired equipment in the well, and 100% of the operating costs and the costs of any newly acquired surface equipment beyond the wellhead connections, at which time we are entitled to our percentage of the revenue.  The average cost of these wells was almost $4 million, so we do not expect to see any revenue from them for some time, if ever.  We have not, however, forfeited any leasehold interests, other than those associated with the farmouts discussed above, and can participate in future drilling that is proposed for other locations on the same leases.

Table 1 presents our production and price information during the nine months ended September 30, 2007 and 2006.  The Mcfe calculations assume a conversion of 6 Mcf for each Bbl of oil.

Table 1
Production information
	For the nine months ended September 30,
	2007	2006

Natural gas production (Mcf)	38,714	55,035
Average sales price per Mcf	$4.81	$5.67

Oil production (Bbl)	299	735
Average sales price per Bbl	$70.95	$55.60

Production (Mcfe) (1)	40,509	59,445
__________________
(1) Assumes a conversion of 6 Mcf for each Bbl of oil

Our oil and gas production decreased by approximately 32% during the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006, primarily due to the decline in production from our wells.  Our production will increase only if we participate in new wells, which we have not done.

In 2004, we transferred to First Griffin Group 50% of our working interest in two wells and wellbores and 100% of our working interest in one well and wellbore.  In January 2007, we agreed to transfer to First Griffin Group a pro rata leasehold interest in 40 acres surrounding each well in exchange for $21,000 (including $1,000 to cover expenses).  Two of our directors and three relatives of directors have an interest in First Griffin Group.

Vallenar Energy Corp. (“Vallenar Energy”), through its subsidiary, Nathan Oil Partners LP, in May 2006 reached an agreement with Chesapeake Exploration Limited Partnership, an American oil and gas company with operations in Texas, for the development and operation of the Texas properties covered by eight of our nine leases.  Under the agreement, the operator can earn a 100% leasehold interest in the depths below 1,500 feet in exchange for drilling until it has completed a well capable of producing hydrocarbons in commercial quantities.  When the operator has completed the first ten wells and recovered 100% of the costs to drill and operate the wells, Nathan Oil automatically backs in for a 25% working interest in the wells.  On future wells, Nathan Oil can either participate from the outset to earn a 25% working interest or back in after payout to earn a 6.5% working interest.  Chesapeake has informally informed us that they have drilled four wells to extend the primary terms of seven of the leases that we assigned to them.  Chesapeake obtained a new lease to replace the eighth lease that we assigned to them, but has only a 68.75% interest in it.  We retained all of our interest in the ninth lease with the result that we have an interest in approximately 9,191 gross acres and approximately 8,618 net acres.  Although Chesapeake has drilled four wells, they have not informed us whether they have completed a well capable of producing hydrocarbons in commercial quantities.  Until they do, our acreage interests will remain the same.  We are relying entirely on the information that we receive informally from Chesapeake for the status of our leases and have not independently confirmed it.

On August 24, 2006, we transferred our 51.53% interest in Vallenar Energy to Rock City Energy Corp. (formerly Vallenar Holdings, Inc. and referred to herein as “Rock City”) in exchange for 4,000,000 common shares of Rock City common stock.  We own all of the issued and outstanding shares of Rock City common stock.  In March, 2007, we bought an additional 4,000,000 shares of Rock City at $0.15 per share for $600,000 cash.  We intend to distribute all of these shares (or, in the case of stockholders owning less than 1,000 shares of our common stock, cash) to our stockholders as part of the merger agreement with Gasco, discussed below.  We will consolidate the Rock City financial statements into our financial statements until we have distributed the shares of Rock City to our stockholders.

Because we needed additional capital to continue our operations until the merger with Gasco is complete, during October 2007, four directors subscribed for 781,250 shares of our common stock and a relative of a director subscribed for 156,250 shares of our common stock at $0.16 per share, representing a discount to the average of the closing price for the 20 trading days preceding the date of the offer, for total proceeds of $150,000.  We are not certain if we will be required to raise additional capital for our operations until the merger with Gasco is consummated.  Furthermore, we cannot be certain that the merger with Gasco will be consummated.

Merger

On September 20, 2006, we entered into an agreement with Gasco, whereby Gasco agreed to acquire our outstanding common stock for 11,000,000 shares of Gasco’s common stock valued at approximately $20,350,000 based on the closing price of Gasco's common stock on September 28, 2007, the last trading day of the quarter ended September 30, 2007.  As a result of the acquisition, Gasco will acquire approximately 16,750 net acres in the Uinta Basin of Utah, approximately 6,807 net acres in the Green River Basin of Wyoming and approximately 219 net acres in San Louis Obispo and Kern Counties in California.  The acquisition is expected to simplify Gasco's acreage portfolio by absorbing our working interest of approximately 14% of Gasco's undeveloped acreage in Utah, 11% in Wyoming and 7% in California.  Both our board of directors and Gasco’s board of directors have approved the terms of the transaction, which is expected to close before the end of the 2007 fiscal year. The completion of the transaction is subject to the approval of our stockholders and the completion of a distribution of some of our subsidiaries to our stockholders and others.  We have set December 12, 2007 as the date for the stockholders to meet and vote on the merger.

Under the terms of the transaction, a wholly owned subsidiary of Gasco will merge with us.  As a result of the merger, holders of Brek common stock will receive a fraction of a share of Gasco common stock equal to 11,000,000 divided by the total number of shares of our common stock outstanding on the date of the merger, calculated on a fully diluted basis.  As part of the transaction, our directors, who collectively own approximately 25% of our outstanding common stock, have agreed to vote their shares in favor of the transaction and Mr. Richard N. Jeffs, our president and chief executive officer who owns approximately 17% of our outstanding common stock, has agreed to deposit into escrow for one year 550,000 shares of Gasco common stock that he will acquire in the transaction to satisfy any claims with respect to a breach by Brek of the representations and warranties it will make in conjunction with the merger.  As consideration for escrowing these shares, we originally agreed to pay Mr. Jeffs a fee equal to 20% of the value of the Gasco shares that are delivered into escrow.  We have since amended the agreement and intend to issue approximately 817,000 shares of our common stock to Mr. Jeffs immediately before the merger closes in payment of this fee.

If Gasco terminates the merger agreement because we breach the terms of the agreement, if our stockholders fail to approve the merger, or our directors fail to support the merger, we may be liable to pay a cancellation fee to Gasco of $1million plus costs.

As a part of the merger agreement we are required to reduce our accounts payable to a maximum of $100,000.  In compliance with the merger agreement we are in the process of reducing our accounts payable, and to date certain of our creditors have formally forgiven $84,224 in debt.  These settlements have been recorded in our condensed consolidated financial statements as a gain on extinguishment of accounts payable.

Critical Accounting Policies and Estimates

An appreciation of our critical accounting policies is necessary to understand our financial results.  These policies may require that we make difficult and subjective judgments regarding uncertainties; as a result, the estimates may significantly impact our consolidated financial results.  The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.  Other than our accounting for our revenue, oil and gas properties and financial instruments, our critical accounting policies do not involve the choice between alternative methods of accounting.  We have applied our critical accounting policies and estimation methods consistently.

Revenue recognition

We record revenues from the sales of natural gas and crude oil when pervasive evidence of an arrangement exists, delivery to the customer has occurred and risk of ownership or title has transferred, and collectibility is reasonably assured.  In general, this occurs when oil or gas has been delivered to a pipeline or a tank lifting has occurred.

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

We may have an interest with other producers in certain properties, in which case we use the sales method to account for gas imbalances.  Under this method, revenue is recorded on the basis of gas that we actually sold.  Any differences between volumes sold and entitlement volumes, based on our net working interest, which are deemed to be non-recoverable through remaining production, are recognized as accounts receivable or accounts payable, as appropriate.  Cumulative differences between volumes sold and entitlement volumes generally are not significant.  We did not have any gas imbalances at September 30, 2007.

Oil and Gas Properties

We follow the full cost method of accounting whereby all costs related to the acquisition and development of oil and gas properties are capitalized into a single cost center (“full cost pool”).  Such costs include lease acquisition costs, geological and geophysical costs, overhead directly related to exploration and development activities and costs of drilling both productive and non-productive wells.  Proceeds from property sales are generally credited to the full cost pool without gain or loss recognition unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.  A significant alteration would typically involve a sale of 25% or more of the proved reserves related to a single full cost pool.  We did not capitalize any internal costs during the nine months ended September 30, 2007 or 2006.  Costs associated with production and general corporate activities were expensed in the period incurred.

Depletion of exploration and development costs is computed using the units-of-production method based upon estimated proven oil and gas reserves.  The costs of unproved properties are withheld from the depletion base until such time as either they are developed or abandoned.  We review the properties quarterly for impairment.

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

At September 30, 2007, due to an increase in oil and gas prices, the ceiling exceeded our full cost pool, therefore no impairment was recognized at September 30, 2007.

Financial Instruments

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable.  At September 30, 2007 we had approximately $800,000 in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on cash and cash equivalents.

Receivables arising from sales to customers are not collateralized.  We monitor the financial condition of our customers to reduce the risk of loss.  All of our sales were to our two oil and gas operators.  Substantially all of our accounts receivable are due from our two oil and gas operators.  Accounts receivable from oil and gas operators are generally paid within 60 days. At September 30, we had approximately $36,000 in trade accounts receivable due from our two oil and gas operators.

Recent Accounting Pronouncements

Refer to Note 2 of our Notes to Consolidated Financial Statements for the years ended December 31, 2006 and 2005 and Note 2 of our Notes to the Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2007 and 2006, for a discussion of recent accounting standards and pronouncements.

Operations Review

We had a net loss of $669,291 during the nine months ended September 30, 2007.  As of September 30, 2007, we had a cash balance of $813,141 and accounts receivable of $35,657.  When these current assets are offset against our current obligations of $153,405 in accounts payable, $47,850 in accrued liabilities, $58,271 in accrued professional fees, $98,229 in accrued wages and $90,123 in amounts due to related parties, we were left with working capital of $400,920 at September 30, 2007.  In October 2007 we raised additional working capital through a private placement issuance of 937,500 shares of our common stock at $0.16 per share, representing a discount to the average of the closing price for the 20 trading days preceding the date of the offer, for total proceeds of $150,000.

As our oil and gas revenues are not yet sufficient to satisfy our ongoing operational and working capital requirements, until the completion of our merger with Gasco we must continue to raise funds through private loans, private placements of shares of our common stock, or the issuance of shares for debt if we need working capital.  As of the date of this filing we believe that our cash and cash equivalents are adequate to satisfy our working capital needs until the closing of our merger with Gasco, which we expect to occur before the end of the 2007 fiscal year, but we cannot guarantee that the merger will be consummated.

Our independent registered public accounting firm has added an explanatory paragraph to its audit opinion issued in connection with our consolidated financial statements for the year ended December 31, 2006, which states that our ability to continue as a going concern is dependent upon raising sufficient debt or equity financing to support development of our oil and gas properties, until such time as the we increase our cash flows from operations or complete our merger with Gasco.  Our ability to achieve and maintain profitability and positive cash flows depends upon our ability to develop our oil and gas properties, generate revenues from our oil and gas production, and control drilling, completion and production costs.  As we have a minority interest in our oil and gas properties and are not the operator, we can do little to affect the generation of revenue or control drilling, completion and production costs, and we do not have the expertise to initiate development independently of the owner of the majority interest, who is also the operator.  We expect to incur operating losses in future periods, and cannot assure that we will generate significant revenues.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Related-Party Transactions

Mr. Richard N. Jeffs and Ms. Susan Jeffs provide services to us, but they are not salaried employees. Mr. Jeffs is allocated $20,000 per month for his services as chief executive officer, president and chief accounting officer and for his personal assistant and supplies.  Of the amount allocated, Mr. Jeffs has assigned $5,000 a month to his spouse, Susan Jeffs, an attorney, for her services in assisting with the negotiation and documentation of transactions, assisting with the preparation and filing of our SEC disclosure documents and assisting generally with corporate matters.

A company owned by Mr. John da Costa, our treasurer, provides both accounting and administrative services to us.  These services include, but are not limited to, bookkeeping, accounting, liaising with the auditors, preparing periodic filings and tax returns and liaising with our land managers and other professionals retained to provide services.

During the nine months ended September 30, 2007, related parties billed $447,263 in administrative and professional fees.  In respect of these fees, we were indebted to Mr. Jeffs, Ms. Jeffs and Mr. da Costa in the amount of $90,123 at September 30, 2007.  None of the amounts due to related parties bear interest or have any fixed terms of repayment.

In 2004, we transferred to First Griffin Group 50% of our working interest in two wells and wellbores and 100% of our working interest in one well and wellbore.  In January 2007, we agreed to transfer to First Griffin a pro rata leasehold interest in 40 acres surrounding each well in exchange for $21,000 (including $1,000 to cover costs).  Two of our directors and three relatives of directors have an interest in First Griffin Group.

Nathan Oil Partners, LP, which we will control until we complete the spin-off our shares of Rock City Energy Corp. to our stockholders, has assigned an overriding royalty interest in all of its leases to Florida Energy I, Inc., Richard N. Jeffs and Marc A. Bruner. Mr. Jeffs is our president, chief executive officer, chief financial officer and a member of our board of directors. The assignment to Florida Energy I, Inc. assigns an overriding royalty interest equal to 2% of all oil, gas and other minerals produced and saved for the benefit of Nathan Oil Partners, LP pursuant to all of the leases. The assignments to Messrs. Jeffs and Bruner assign to each of them an overriding royalty interest equal to 3.166665% of all oil, gas and other minerals produced and saved for the benefit of Nathan Oil Partners, LP pursuant to all but one of its leases, and equal to 1.5% of all oil, gas and other minerals produced and saved for the benefit of Nathan Oil Partners, LP pursuant to one lease. The royalty interests were assigned to Florida Energy I, Inc., Mr. Jeffs and Mr. Bruner in 2001 in exchange for their efforts in identifying, negotiating and acquiring the leases and arranging the financing for the acquisitions. At September 30, 2007, these royalty interests related to eight leases covering approximately 8,400 gross acres (8,075 net acres).

Pursuant to the terms of the merger agreement, at the effective time of the merger, Gasco will enter into an escrow agreement with Mr. Jeffs and an escrow agent, whereby Gasco will deposit with the escrow agent 550,000 shares of Gasco common stock issued to Mr. Jeffs.  During the year following the consummation of the merger, in the event that it is determined that we breached the representations and warranties we made in the merger agreement and will make upon the consummation of the merger, the shares of common stock will be used to satisfy such claims.  In consideration of this pledge, our board of directors originally approved a fee payable to Mr. Jeffs equal to 20% of the value of the Gasco shares being deposited into escrow on the date of deposit.  We have since amended the agreement and intend to issue approximately 817,000 shares of our common stock to Mr. Jeffs immediately before the merger closes as payment of this fee.

On October 26 and 29, 2007, Brek issued a total of 937,500 shares of its common stock at $0.16 per share, representing a discount to the average of the closing price for the 20 trading days preceding the date of the offer, to four directors and the spouse of a director to raise $150,000 in working capital.

Comparison of the three and nine months ended September 30, 2007 and 2006

Overall results of operations

During the three months ended September 30, 2007, we had a net loss of $265,773, or $0.01 per share, which was an increase of $36,612 from our net loss of $229,161, or $0.01 per share, for the three months ended September 30, 2006.  This increase was primarily due to a decrease in revenue and an increase in, gathering expenses primarily offset by decreases in administrative and professional fees.

During the nine months ended September 30, 2007, we had a net loss of $669,291, or $0.01 per share, which was an increase of $70,827 from our net loss of $598,464, or $0.01 per share, for the nine months ended September 30, 2006.   The increase in net loss for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, was primarily due to increases in administrative, lease operating and gathering expenses as well as decreases in revenues and minority interest.  These amounts were offset primarily by decreases in depletion, professional fees, travel, due diligence charges related to our merger with Gasco, a loss from discontinued operations as well as by increases in interest income and a gain on extinguishment of accounts payable.

Revenue

Total revenue for the three months ended September 30, 2007 was $45,145 compared to $83,242 for the three months ended September 30, 2006.  The $38,097 decrease in revenue for the three months ended September 30, 2007 was due to reduced production.

Total revenue for the nine months ended September 30, 2007 was $207,421 compared to $353,322 for the nine months ended September 30, 2006.  The $145,901 decrease in revenue for the nine months ended September 30, 2007 was due to reduced production and lower prices for gas and oil.

We do not expect our revenues to increase during the next year; they are more likely to decline as our gas production declines.

Operating expenses

For the three months ended September 30, 2007, our total operating expenses were $312,344, which was an increase of $5,940 from our total operating expenses of $306,404 for the three months ended September 30, 2006.  This increase was primarily due to an increase in lease operating expenses of $37,000 primarily offset by a decrease in professional fees of $32,000.

During the nine months ended September 30, 2007, our total operating expenses were $895,126, which was a decrease of $62,404 from our total operating expenses of $957,530 for the nine months ended September 30, 2006.  This decrease was primarily due to approximate decreases in depletion expense of $14,000 due to less oil and gas production, due diligence costs of $64,000 primarily related to our merger with Gasco, professional fees of $55,000 and travel expense of $10,000.  These fees and expenses were lower during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 because of additional costs that we incurred during 2006 in respect of our pending merger with Gasco.  Our operating costs also declined due to a gain on the forgiveness of accounts payable of $84,000 that we negotiated in order to have less than $100,000 of accounts payable to meet the requirement in the Gasco merger agreement.  These decreases in expenses were primarily offset by approximate increases in administrative fees of $20,000, lease operating expenses of $111,333 and gathering expenses of $16,000.

We do not expect to have a material change in operating expense during the next year.

Loss from discontinued operations

On August 24, 2006, we exchanged all of our shares in Vallenar Energy (a 51.53% interest) for all of the issued and outstanding shares of Rock City common stock (4,000,000 common shares).  This transaction resulted in the reclassification and separate disclosure of Vallenar Energy’s net operating losses of approximately $0 and $10,000 and $0 and $26,000, for the three and nine months ended September 30, 2007 and 2006, respectively.  These losses were offset by the minority interest portions of approximately $0 and $4,000 and $0 and $36,000 for the three and nine months ended September 30, 2007 and 2006, respectively.

Interest income

During the three and nine months ended September 30, 2007, we received approximately $2,000 and $18,000, respectively, in interest on our bank deposits.  We did not earn any interest income during the three and nine months ended September 30, 2006.

Liquidity, Capital Resources and Financial Position

As of September 30, 2007, we had a cash balance of $813,141 and negative cash flows from operations of $604,016 for the period then ended.  During the nine months ended September 30, 2007, we funded our operations through revenue from our oil and gas properties of $207,421, the sale of oil and gas acreage for $21,000 (including $1,000 to cover the cost of transferring the leasehold interest) and we received interest of $18,285 on the cash on deposit in our bank.

During October 2007 we entered into private placement agreements with four directors and the spouse of a director for 937,500 shares of our common stock at $0.16 per share, representing a discount to the average of the closing price for the 20 trading days preceding the date of the offer, for total proceeds of $150,000.  We believe we have sufficient working capital to operate until the date of the consummation of our merger with Gasco, however, we cannot guarantee that the merger will be consummated.

The table below summarizes our sources and uses of cash for the nine months ended September 30, 2007 and 2006.

Sources and Uses of Cash	2007	2006

Net cash used in operating activities	$(604,016)	$(496,299)
Net cash provided by (used in) investment activities	1,161	(26,769)
Net cash provided by financing activities	—	475,000
Decrease in cash	$(602,855)	$(48,068)

Net cash used in operating activities

During the nine months ended September 30, 2007 we used $604,016 of cash, primarily to fund our net loss of $669,291.  Our net loss would have been $84,224 higher had six of our creditors not forgiven certain accounts that were payable to them.  Also included in our net loss are depletion of our oil and gas properties of $44,039 and accretion of our asset retirement liability of $1,572.  These charges were offset by a decrease in minority interest of $959.  We used cash to pay down our accounts payable by $19,311 and our accrued professional fees by $22,997.  Our expenditures were funded by a net collection of trade accounts receivable of $46,357, increases in accrued wages payable of $83, accrued liabilities of $22,850 primarily due to charges from our oil and gas operators and an increase in administrative and professional fees payable to related parties of $77,865.

Net cash used in investing activities

During the nine months ended September 30, 2007, we spent $19,839 on exploration and development of our oil and gas properties and we received net proceeds of $21,000 on the transfer of a pro rata leasehold interest in 40 acres to First Griffin Group, LLC.  Two of our directors and three relatives of our directors have interests in First Griffin Group, LLC.

Net cash provided by financing activities

During the nine months ended September 30, 2007, we did not have any financing activities.

Contingencies and commitments

We had no contingencies or long-term commitments at September 30, 2007 except for our agreement and plan of merger with Gasco and the Transworld litigation which is discussed below in the section titled “Contingent liability”.

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

On March 28, 2007 Brek and its subsidiary, Feds Acquisition Corporation, reached a settlement with the plaintiffs/cross-defendants in the action  whereby the agreements giving rise to the litigation were rescinded, and the parties mutually released each other from any claims under the agreements and consented to the dismissal of the action filed in the Bermuda court.  The consent order dismissing the action was filed in the Bermuda court on April 19, 2007.  This leaves only Brek’s inactive Hong Kong subsidiary, First Ecommerce Asia Limited, referred to as “FEAL”, subject to the Transworld agreements and litigation.  Although FEAL was originally to be a party to the settlement, the High Court of the Hong Kong Special Administrative Region in November 2003 ordered that FEAL be wound up and in April 2005 appointed liquidators for this purpose.  As a result of the winding up proceeding, FEAL was not released because the liquidators refused to respond to requests to approve the settlement agreement.

Due to the fact that all other parties to the litigation have settled, the liability – to the extent that any exists – is now that of  FEAL, which has no assets.  Brek has been advised that Hong Kong’s Companies Ordinance provides limited liability to stockholders of a Hong Kong corporation.  The liability to stockholders extends to the paid up value of the stockholder’s shares.  In this case, the paid up value was $2.00.  Based on the foregoing, Brek does not believe that the plaintiffs would be successful in holding Brek, as FEAL’s stockholder, accountable if FEAL incurred any liability as a result of this action.

Furthermore, Brek believes that it and its subsidiaries, including FEAL, were made parties to this action in bad faith.  Brek believes that the action was filed so that the plaintiffs could avoid making the payment of $1.9 million that was due on October 19, 2001.  Brek believes that if the action were to continue to be prosecuted, which is unlikely given that it was filed four and a half years ago and all of the parties, with the exception of FEAL, which has no assets, have signed settlement agreements, FEAL would prevail in its defense.

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

Contractual obligations

On September 20, 2006 we entered into an agreement and plan of merger with Gasco whereby we agreed to merge with a subsidiary of Gasco in exchange for 11 million shares of Gasco's common stock.  The merger agreement is subject to the approval of our stockholders, the distribution of our shares of Rock City Energy (or cash in lieu of shares) to our stockholders, and other customary closing conditions, including regulatory approvals.

If we breach the terms of the merger agreement we may be liable to pay a cancellation fee to Gasco of $1 million plus costs.

Mr. Richard N. Jeffs, our president and chief executive officer, who owns approximately 17% of our outstanding common stock, has agreed to deposit into escrow for one year 550,000 shares of Gasco common stock that he will acquire in the transaction to satisfy any claims with respect to a breach by Brek of the representations and warranties it will make in conjunction with the merger.  As consideration for escrowing these shares, we originally agreed to pay Mr. Jeffs a fee equal to 20% of the value of the Gasco shares that are delivered into escrow.  We have since amended the agreement and intend to issue approximately 817,000 shares of our common stock to Mr. Jeffs immediately before the merger closes in payment of this fee.

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

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Richard N. Jeffs, our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. Jeffs has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in our internal controls or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information

Not applicable

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

BREK ENERGY CORPORATION

Date: November 13, 2007	By:	/s/ Richard N. Jeffs
Richard N. Jeffs
Director, CEO, and CFO (Principal Executive Officer and Principal Financial Officer)